Form 10-Q
period 1997-09-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 1997-12-11
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended: September 30, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from_________________to____________________

    Commission File Number: 1-13485

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

         Maryland                                   430-69111
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification Number

         445 Marine View Avenue, Suite 230
         Del Mar, California                        92014
         (Address of principal executive offices)   Zip Code

        Registrant's telephone number, including area code (619) 350-5000
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Common Stock ($.01 par value)               8,114,000 as of December 11, 1997

                                      INDEX


                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets at September 30, 1997 and June 30, 1997                               1

Statements of Operations for the three months ended September 30, 1997 and for the period February 11, 1997 (commencement of operations) through September 30,
1997                                                                                 2

Statements of Cash Flows for the period February 11, 1997 (commencement of
operations) through September 30, 1997                                               3

Notes to Financial Statements                                                        4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                        7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                           14

Item 2.  Changes in Securities and use of proceeds                                   14

Item 3.  Defaults Upon Senior Securities                                             15

Item 4.  Submission of Matters to a Vote of Security Holders                         15

Item 5.  Other Information                                                           15

Item 6.  Exhibits and Reports on Form 8-K                                            15

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

                                 BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                         September 30, 1997            June 30, 1997
                                             ---------                    ---------
ASSETS
Cash and cash equivalents                    $   1,749                    $     127
Mortgage assets available-for-sale             228,601                      228,620
Interest rate agreements                           456                          502
Accrued interest receivable                      2,232                        2,259
Other assets                                       152                           10
                                             ---------                    ---------
                                             $ 233,190                    $ 231,518
                                             =========                    =========

LIABILITIES
Reverse repurchase agreements                $ 209,706                    $ 209,539
Accrued interest payable                         1,606                        1,088
Accrued expense and other liabilities              148                          215
Management fee payable                             242                           73
                                             ---------                    ---------
                                             $ 211,702                    $ 210,915
                                             =========                    =========


STOCKHOLDERS' EQUITY
Common Stock, par value $.01 per share;
   25,000,000 shares authorized; 1,614,000
   shares issued and outstanding                    16                           16
Additional paid-in capital                      20,149                       20,149
Mortgage asset valuation allowance                 804                           --
Cumulative dividends declared                     (584)                        (146)
Retained earnings                                1,103                          584
                                             ---------                    ---------
Total stockholders' equity                      21,488                       20,603
                                             ---------                    ---------
                                             $ 233,190                    $ 231,518
                                             =========                    =========

See accompanying notes to financial statements.

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

                            STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)


                                                                      For the period
                                                                     February 11, 1997
                                                                      (commencement of
                                            Three Months Ended       operations) through
                                            September 30, 1997       September 30, 1997
                                           ---------------------    ---------------------
Interest income:
   Mortgage Assets                                   $3,738               $7,227
   Cash and investments                                  12                  163
                                                     ------               ------
                                                      3,750                7,390
Interest expense                                      3,061                5,977
                                                     ------               ------
Net interest income                                     689                1,413
Other expenses:
   Management fee                                       104                  173
   General and administrative expenses                   66                  137
                                                     ------               ------
                                                        170                  310
                                                     ------               ------
Net income                                           $  519               $1,103
                                                     ======               ======
Net income per share of Common Stock                 $ 0.31               $ 0.66
Dividends per share of Common Stock                  $ 0.27               $ 0.36


See accompanying notes to financial statements.

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

                             STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                      For the period
                                                                     February 11, 1997
                                                                     (commencement of
                                                                     operations) through
                                                                      September 30, 1997
                                                                           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $   1,103
   Adjustments to reconcile net income to net cash
           provided by operating activities:
   Amortization of premium on mortgage assets                                  1,000
   Amortization of interest rate cap agreements                                   86
   Increase in accrued interest receivable                                    (2,232)
   Increase in other assets                                                     (152)
   Increase in accrued interest payable                                        1,606
   Increase in accrued expenses                                                  390
                                                                           ---------
           Net cash provided by operating activities                           1,801

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of Mortgage Assets available-for-sale                          (252,748)
   Principal payments on Mortgage Assets available-for-sale                   23,951
   Purchase of interest rate cap agreements                                     (542)
                                                                           ---------
           Net cash provided by/used in investing activities                (229,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from reverse repurchase agreements                         209,706
   Net proceeds from stock issuance                                           20,165
   Dividends paid                                                               (584)
                                                                           ---------
      Net cash provided by financing activities                              229,287

   Net increase in cash and cash equivalents                                   1,749
   Cash and cash equivalents at beginning of period                               --
                                                                           ---------
   Cash and cash equivalents at end of period                              $   1,749
                                                                           =========
Supplemental Information
   Interest Paid                                                           $   4,371
                                                                           =========
Non Cash Transactions:
   Mortgage asset valuation allowance                                            804


See accompanying notes to financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF FINANCIAL PRESENTATION AND ORGANIZATION

Basis of Financial Statement Presentation

        The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") and with the instructions to Form 10-Q promulgated under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company and its financial condition and results of operations have been included. Operating results for the period from February 11, 1997 (commencement of operations) through September 30, 1997 are not necessarily indicative of the results that may be expected for the period from February 11, 1997 (commencement of operations) through December 31, 1997.

Organization

        American Residential Investment Trust, Inc. (the "Company"), a newly formed Maryland corporation, commenced operations on February 11, 1997. The Company was financed through a private equity funding from its manager, Home Asset Management Corp. (the "Manager"). The Company operates as a mortgage real estate investment trust which will elect to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes. Electing to be taxed as a REIT generally will allow the Company to pass through its income to its stockholders without the payment of corporate level Federal income tax. The Company was formed for the purpose of investing in residential, adjustable-rate, mortgage-backed securities and mortgage loans (collectively, "Mortgage Assets"). The Company has developed tailored mortgage loan products for mortgage loans to be originated by and acquired directly from correspondents. The Company finances its acquisitions of Mortgage Assets with equity and secured borrowings.

NOTE 2.  MORTGAGE ASSETS

        At September 30, 1997, the Company's Mortgage Assets consisted of the following mortgage participation certificates issued or guaranteed by Federal government sponsored agencies available-for-sale:

                                                  Federal Home    Federal Nation
                                                  Loan Mortgage      Mortgage
                                                   Corporation      Association           Total
                                                    ---------        ---------          ---------
                                                              (dollars in thousands)
Mortgage Securities available-for-sale, principal   $ 124,343        $  95,144          $ 219,487
Unamortized premium                                     4,435            3,875              8,310
                                                    ---------        ---------          ---------
Amortized cost                                        128,778           99,019            227,797
Gross unrealized gain                                     508              431                939
Gross unrealized loss                                     (61)             (74)              (135)
                                                    =========        =========          =========
Fair value                                          $ 129,225        $  99,376          $ 228,601
                                                    =========        =========          =========



        At September 30, 1997, all investments in Mortgage Assets consisted of interests in adjustable rate mortgage loans on residential properties. The securitized interests in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Association are guaranteed as to principal and interest. The original maturity is subject to change based on the repayments of the underlying mortgage loans.

        At September 30, 1997, the weighted average net coupon on the Mortgage Assets was 7.91% per annum based on the amortized cost of the Mortgage Assets. All Mortgage Assets have a repricing frequency of one year or less.

NOTE 3.  STOCKHOLDERS' EQUITY

        On February 11, 1997, the Company issued 1,614,000 shares of Common Stock at a price of $12.50 per share. The Company received proceeds of $20,165,000, net of issuance costs of $10,000.

        On October 21, 1997, the Company declared a dividend of $519,000 or $0.32 per common share. This dividend was paid on October 29, 1997 to holders of record of Common Stock as of September 30, 1997. On July 17, 1997, the Company declared a dividend of $438,000, or $0.27 per share of Common Stock. This dividend was paid on July 17, 1997 to holders of record of Common Stock as of June 30, 1997. On May 1, 1997, the Company declared a dividend of $146,000 or $0.09 per share of Common Stock. This dividend was paid on May 1, 1997 to holders of record of Common Stock as of March 31, 1997.

NOTE 4.  STOCK SPLIT AND AUTHORIZED SHARES

        On August 6, 1997, the Company authorized a 0.8-for-one reverse stock split of all of the outstanding Common Stock. All references in the financial statements to the number of shares, per share amounts and prices of the Company's Common Stock have been retroactively restated to reflect the decreased number of shares of Common Stock outstanding. On October 20, 1997, the Company increased the number of total authorized shares of Capital Stock to 25,000,000 from 4,000,000. Under the articles of incorporation amended on October 20, 1997, the Company is authorized to issue any class of capital stock, common stock or preferred stock, up to the aggregate authorized amount of 25,000,000 shares, all of which has been initially designated as Common Stock. All unissued shares may be reclassified by the Company's Board of Directors as one or more series of preferred stock.

NOTE 5.  SUBSEQUENT EVENT

        In November 1997, the Company completed its initial public offering ("IPO") of 6,500,000 shares of Common Stock. The Company raised $89.7 million in the IPO, net of $6.3 million underwriting discount and $1.5 million in other offering expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

        The statements contained in this Report that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates" and "seeks" are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth below under the heading "Business Risks". In particular, the Company's future income could be affected by changes in interest rates, changes in levels of repayments, lack of available Mortgage Assets which meet the Company's acquisition criteria, the type of Mortgage Assets acquired by the Company and the credit characteristics of the borrowers under mortgage loans acquired by the Company.

OVERVIEW

        All of the Company's income to date has been interest income generated from its Mortgage Assets and its cash balances (collectively, "earning assets"). The Company funds its acquisitions of earning assets with both its equity capital and with borrowings. For that portion of the Company's earning assets funded with equity capital ("equity-funded lending"), net interest income is derived from the average yield on earning assets. Due to the adjustable-rate nature of its earning assets, the Company expects that income from this source will tend to increase as interest rates rise and will tend to decrease as interest rates fall.

        For that portion of the Company's earning assets funded with borrowings ("spread lending"), resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds and interest rate hedging agreements. Income from spread lending may initially decrease following an increase in interest rates and then, after a lag period, be restored to its former level as earning assets yields adjust to market conditions. Income from spread lending may likewise increase following a fall in interest rates, but then decrease as earning assets yields adjust to the new market conditions after a lag period

        The Company seeks to generate growth in net income in a variety of ways, including through (i) issuing new Common Stock and increasing the size of the earning assets when opportunities in the mortgage market are likely to allow growth in net income per share of Common Stock, (ii) seeking to improve productivity by increasing the size of the earning assets at a rate faster than operating expenses increase, (iii) changing the mix of Mortgage Asset types among the earning assets in an effort to improve returns, and (iv) increasing the efficiency with which the Company uses its equity capital over time by increasing the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity. There can be no assurance, however, that the Company's efforts will be successful or that the Company will increase or maintain its income level.

Results of Operations

        For the quarter ended September 30, 1997, the Company generated net income of approximately $519,000 and net income per share of Common Stock of $0.31. From the commencement of operations on February 11, 1997 through September 30, 1997, the Company generated net income of approximately $1.1 million and net income per share of Common Stock of $0.66. At September 30, 1997 the Company held Mortgage Assets that had a carrying value of approximately $229 million, including an $804,000 net unrealized gain recorded as of the period end.

        All Mortgage Assets held at September 30, 1997 were mortgage participation certificates issued or guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Government National Mortgage Association ("Agency Securities"). These Agency Securities entitle the holder to receive a pass through of principal and interest payments on the underlying pool of adjustable-rate mortgage loans, which are secured by single family residences. While the Company expects that a substantial portion of its Mortgage Assets will continue to be mortgage-backed securities, it anticipates that it will increasingly invest in adjustable-rate mortgage loans, including mortgage loans acquired on a bulk basis and mortgage loans made to borrowers with credit ratings below conforming loan guidelines. These mortgage loans will have higher levels of credit risk compared to the Agency Securities held by the Company at September 30, 1997.

        Net income for the Company increased 18% from approximately $438,000 for the quarter ended June 30, 1997, to approximately $519,000 for the quarter ended September 30, 1997. The growth in net income was directly attributable to an increase in net interest income. Net interest income grew 21% between the quarter ended June 30, 1997 and the quarter ended September 30, 1997, from approximately $568,000 to approximately $689,000 respectively. This increase in net interest income was partially offset by an increase in general and administrative expenses. From the quarter ended June 30, 1997 to the quarter ended September 30, 1997, general and administrative expenses increased from approximately $130,000 to approximately $170,000.

        The growth in net interest income between the quarters ended June 30, 1997 and September 30, 1997 was due to an increase in the Company's Mortgage Assets during the second quarter. These Mortgage Assets generated interest income for the entire quarter ended September 30, 1997 but only for part of the quarter ended June 30, 1997. Similarly, the increase in general and administrative expenses between the period ended June 30, 1997 and September 30, 1997 is the result of the Company's increased management fees which resulted from the increase in the Company's Mortgage Assets.

        The Company experienced higher than expected levels of repayments in the quarter ended September 30, 1997. The annualized mortgage principal repayment rate for the Company was 27% in the quarter ending September 30, 1997. Although the level of repayments of the Company's Mortgage Assets is generally subject to the same seasonal influences as the residential real estate industry as a whole, with repayments generally being higher in the summer months and lower in the winter months, the Company nevertheless anticipates that repayment rates may continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower repayment rates or that repayment rates will not increase. The Company's financial condition and results of operations could be materially adversely affected if repayments continue at high levels. See "Business Risks - Increased Levels of Mortgage Loan Repayments May Reduce Operating Income."

Liquidity and Capital Resources

        During the period from February 11, 1997 (commencement of operations) through September 30, 1997, net cash provided by operating activities was $1.8 million Net cash provided by operating activities was negatively impacted by an increase in accrued interest receivable. There were no Mortgage Assets held at February 11, 1997 and, therefore, the total accrued interest receivables at September 30, 1997 negatively affected cash. Net cash for the period was positively affected by an increase in accrued interest payable.

        Net cash used in investing activities for the period from February 11, 1997 (commencement of operations) through September 30, 1997 was $229.3 million. Net cash used for the period was negatively affected by the purchase of Mortgage Assets and positively affected by principal repayments.

        For the period from February 11, 1997 (commencement of operations) through September 30, 1997, net cash provided by financing activities was $229.3 million. Net cash provided was primarily affected by borrowings under reverse repurchase agreements and net proceeds received from the issuance of Common Stock in the Company's private placement or Common Stock in February 1997.

        At September 30, 1997 the Company had uncommitted reverse repurchase agreement facilities in place to provide over $500 million to finance investments in Mortgage Assets. In addition, the Company has a line of credit with one counter party to a reverse repurchase agreement. Pursuant to the line of credit, the Company may borrow the lesser of $25 million and the outstanding principal and interest receivable balance with the counter party, for a period of up to 36 days at an interest rate equal to LIBOR plus 0.6%. The line of credit has no set expiration date.

        The Company completed an IPO of 6,500,000 shares of its Common Stock par value $0.01 per share on November 3, 1997 at an initial offering price of $15.00 per share. The Company raised $89.7 million in the Offering, net of $6.3 million underwriting discount and $1.5 million in other offering expenses. If the Company's cash resources are insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. There is no assurance that such financing will be available to the Company on favorable terms, or at all.

BUSINESS RISKS

Sudden Interest Rate Fluctuations May Reduce Income From Operations

        Substantially all of the Company's Mortgage Assets will have a repricing frequency of two years or less, and substantially all of the Company's borrowings will have maturities of six months or less. The interest rates on the Company's borrowings may be based on interest rate indices, which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Assets. Consequently, changes in interest rates may significantly influence the Company's net interest income. While increases in interest rates will generally increase the yields on the Company's adjustable-rate Mortgage Assets, rising rates will also increase the cost of borrowings by the Company. To the extent such costs rise more rapidly than the yields on such Mortgage Assets, the Company's net interest income will be reduced or net interest loss may result.

        Adjustable-rate Mortgage Assets are typically subject to periodic and lifetime interest rate caps, which limit the amount an adjustable-rate Mortgage Asset interest rate can change during any given period. The Company's borrowings will not be subject to similar restrictions. Hence, in a period of increasing interest rates, the cost of the Company's' borrowings could increase without limitation by caps while the yields on the Company's Mortgage Assets could be limited. Further, some adjustable-rate Mortgage Assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of a lesser amount of cash income on its adjustable-rate Mortgage Assets than is required to pay interest on the related borrowings, which will not have such payment caps. These factors could lower the Company's net interest income or cause a net interest loss during periods of rising interest rates, which would negatively impact the Company's financial condition and results of operations.

Increased Levels of Mortgage Loan Repayments May Reduce Operating Income

        Repayments of Mortgage Assets could adversely affect the Company's results of operations in several ways. The Company anticipates that a portion of the adjustable-rate Mortgage Assets to be acquired by the Company may bear initial "teaser" interest rates, which are lower than their "fully-indexed" rates (the applicable index plus a margin). In the event that such an adjustable-rate Mortgage Asset is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have held the Mortgage Asset during its least profitable period and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate Mortgage Asset. In addition, the repayment of any Mortgage that had been purchased with a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company's net interest income by such amount. Finally, in the event that the Company is unable to acquire new Mortgage Assets to replace the prepaid Mortgage Assets, the Company's financial condition and results of operations could be materially adversely affected.

        Mortgage Assets repayment rates generally increase when new mortgage loans interest rates fall below the interest rates on the adjustable-rate Mortgage Assets.

Repayment experience also may be affected by the geographic location of the property securing the adjustable-rate Mortgage Assets, the assumability of the adjustable-rate Mortgage Assets, the ability of the borrower to obtain or convert to a fixed-rate mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of repayments generally is also subject to the same seasonal influences as the residential real estate industry with repayment rates generally being highest in the summer months and lowest in the winter months. However, the Company experienced higher than expected levels of repayments during the two quarters ended September 30, 1997 and thereafter, and the Company anticipates that repayment rates are likely to continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower repayment rates. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

        It is expected that mortgage loans acquired by the Company may contain provisions restricting repayments of such mortgage loans and require a charge in connection with the repayment thereof. Such repayment restrictions can, but do not necessarily, provide a deterrent to repayments. Repayment charges may be in an amount, which is less than the figure, which would fully compensate the Company for a lower yield upon reinvestment of the repayment proceeds.

Material Portion of Offering Proceeds Not Committed to Specific Mortgage Assets; Inability to Acquire Mortgage Assets

        The Company may acquire Mortgage Assets with geographic, issuer, industry and other types of concentrations. Accordingly, a significant portion of the Company's Mortgage Assets may be subject to the risks associated with a single type of occurrence. In the event of such an occurrence, the adverse effects on the Company's results of operations will be significantly greater than if the Company's Mortgage Assets were diversified with respect to such factors.

        Further, the Company is not prohibited from acquiring residual interests issued by REMICs, subordinate interests in Mortgage Securities, interest-only Mortgage Securities or sub-prime mortgage loans, it is not prohibited from doing so under the terms of its Capital Policy. Investments in these types of Mortgage Assets are highly speculative, and, accordingly, the risk of loss associated with investments in these types of Mortgage Assets is substantially greater than the risk of loss associated with the Mortgage Assets which the Company currently has invested in. Any investment in such high risk Mortgage Assets could materially adversely affect the Company's financial condition and results of operations.

        The Company's net interest income will depend, in large part, on the Company's ability to acquire Mortgage Assets on acceptable terms and at favorable spreads over the Company's borrowing costs. As a result of the IPO, the Company will seek to acquire approximately $750 million to $1.1 billion or more of additional Mortgage Assets. There can be no assurance that the Company will be able to acquire sufficient Mortgage Assets at spreads above the Company's cost of funds. In acquiring Mortgage Assets, the Company will compete with numerous investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, federal government sponsored agencies such as FHLMC, FNMA and GNMA, and other entities purchasing Mortgage Assets, many of which have greater financial resources than the Company. In addition, there are several REITs similar to the Company and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of Mortgage Assets suitable for purchase by the Company. As it relates to the Direct Purchase Program, the Company competes on the basis of product type. The Company will face competition from others already established in these markets. There can be no assurance that the Company will be able to successfully compete with its competition.

        The availability of mortgage loans meeting the Company's criteria is dependent upon, among other things, the size of and level of activity in the residential real estate market and, in particular, the demand for nonconforming mortgage loans. The size and level of activity in the residential real estate lending market depends on various factors, including the level of interest rates, regional and national economic conditions and inflation and deflation in residential property values. To the extent that the Company is unable to acquire a sufficient amount of mortgage loans meetings its criteria, the Company's results of operations will be materially adversely affected.

Borrower Credit May Decrease Value of Mortgage Loans

        The Company expects that a portion of its Mortgage Assets will consist of mortgage loans. Accordingly, during the time it holds mortgage loans, the Company will be subject to increased credit risks, including risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any mortgage loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property, and the amount owing on the mortgage loan, less any payments from an insurer or guarantor. Defaulted mortgage loans will also cease to be eligible collateral for borrowings, and will have to be financed by the Company out of other funds until ultimately liquidated. Although the Company intends to establish an allowance for mortgage loans losses in amounts adequate to cover these risks, in view of its limited operating history and lack of experience to date with the Direct Purchase Program or mortgage loans acquired in bulk, there can be no assurance that any allowance for mortgage loan losses which are established will be sufficient to offset losses on mortgage loans in the future.

        Even assuming that properties secured by the mortgage loans held by the Company provide adequate security for such mortgage loans, substantial delays could be encountered in connection with the foreclosure of defaulted mortgage loans, with corresponding delays in the receipt of related proceeds by the Company. State and local statutes and rules may delay or prevent the Company's foreclosure on or sale of the mortgaged property and may prevent the Company from receiving net proceeds sufficient to repay all amounts due on the related mortgage loan. In addition, the Company's servicing agent may be entitled to receive all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated mortgage loans, thereby reducing amounts available to the Company. Some properties which will collateralize the Company's mortgage loans may have unique characteristics or may be subject to seasonal factors which could materially prolong the time period required to resell such properties.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        At September 30, 1997, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds

        The following information is being provided in accordance with Rule 463 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and Item 701 of Regulation S-K under the Securities Act.

        The Company registered 7,475,000 shares of Common Stock, par value $0.01 (the "Shares") on registration statement No. 333-33679 which was declared effective on October 7, 1997 (the "Offering"). 6,500,000 shares were sold on October 29, 1997. The Offering terminated prior to the sale of the remaining 975,000 Shares which were subject to an over-allotment option.

        The co-managing underwriters of the Offering were PaineWebber Incorporated, Oppenheimer & Co., Inc., EVEREN Securities, Inc. and Sutro & Co. Incorporated.

        The Company registered 7,475,000 Shares with an aggregate offering price of $112,125,000 (or $15.00 per share) and sold 6,500,000 Shares at an aggregate offering price of $97,500,000.

        No proceeds were received, or expenses related to the Offering paid, by the Company through September 30, 1997. Through November 30, 1997, the Company incurred the following expenses in connection with the Offering:

                 Underwriting discounts and commissions      $  6,337,500
                 Expenses paid to underwriters                    487,500
                 Other expenses (audit, legal, etc.)         *  1,012,500
                                                             ------------
                           Total expenses                    *  7,837,500
                                                             ============

                     *estimated

        The net offering proceeds to the Company after deducting the total expenses estimated above were $ 89,662,500.

        The Company's use of Net Proceeds through November 30, 1997 was as follows:

                 Acquisition of Mortgage Securities          $ 14,000,000
                 Repayment of indebtedness                     75,662,500
                                                             -------------
                           Total                             $ 89,662,500
                                                             =============

        No amounts paid as expenses or pursuant to the use of proceeds described above were paid directly or indirectly to directors or officers of the Company or their associates; to persons owning ten percent (10%) or more of the Company's Common Stock; or to affiliates of the Company.

        The Company's use of proceeds through November 30, 1997 substantially conformed to the intended use of proceeds described in the Company's prospectus related to the Offering. The Company's intended use of proceeds as stated in its prospectus was the acquisition of Mortgage Assets and for working capital purposes. Although the Company has used a substantial portion of the proceeds to repay debt, the debt repaid was debt incurred to acquire Mortgage Assets. Because those Mortgage Assets are now funded with equity capital, the Company may use such Mortgage Assets to help finance the acquisition of additional Mortgage Assets funded with debt. Accordingly, the Company anticipates that the repayment of debt is temporary.

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K:

        (a)     Exhibits

                11  Statement Regarding Computation of Earnings Per Share

        (b)     Reports on Form 8-K

               The Registrant has not filed a Form 8-K during the period covered by the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.




Dated:  December 12, 1997      By:  /s/   Mark A. Conger
                                  -------------------------------
                                      Mark A. Conger,
                                      Executive Vice President
                                      Chief Financial Officer