Form 10-K405
period 1997-12-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 1998-03-31
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended: December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___ to ___

         Commission File Number: 1-13485

                  AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

       Maryland                                         33-0741174
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification Number)

       445 Marine View Avenue, Suite 230
       Del Mar, California                              92014
       (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code (619) 350-5000

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered

  Common Stock ($.01 par value)                  New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                       -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

At March 3, 1998, the aggregate market value of the voting stock held by non-affiliates was $77,187,500, based on the closing price of the Common Stock on the New York Stock Exchange.

As of March 1, 1998, there were 8,114,000 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 15, 1998, are incorporated herein by reference into Part III.

                                TABLE OF CONTENTS

                                     PART I
                                                                          PAGE

 ITEM 1.  BUSINESS........................................................   1

 ITEM 2.  PROPERTIES......................................................  56

 ITEM 3.  LEGAL PROCEEDINGS...............................................  56

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  56

                                     PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS..........................  57

 ITEM 6.  SELECTED FINANCIAL DATA.........................................  57

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION.......................  60

 ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET

 RISK.....................................................................  63

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  63

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.....................  64

                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  64

 ITEM 11.  EXECUTIVE COMPENSATION.........................................  64

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

 MANAGEMENT...............................................................  64

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................  65

                                     PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K....................................  65

 SIGNATURES

 EXHIBIT INDEX

ITEM 1.  BUSINESS

The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates", "goal", "to be", "intends", "seeks", "strategy" and derivatives of such words are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth below under the heading "Business Risks". In particular, the Company's future income could be affected by changes in interest rates, changes in levels of prepayments, lack of available Mortgage Assets which meet the Company's acquisition criteria, the type of Mortgage Assets acquired by the Company and the credit characteristics of the borrowers under Mortgage Loans acquired by the Company.

GENERAL

American Residential Investment Trust, Inc. (the "Company") was incorporated in the State of Maryland on February 6, 1997, and is a real estate investment trust ("REIT") that invests in residential adjustable-rate Mortgage Securities and Mortgage Loans (collectively, "Mortgage Assets"). The Company finances its acquisitions of Mortgage Assets with equity and secured borrowings. The Company generally earns interest on the portion of its portfolio of Mortgage Assets financed with equity and earns a net interest spread on the leveraged portion of its portfolio of Mortgage Assets. The Company is structured as a real estate investment trust, thereby generally eliminating federal taxes at the corporate level on income it distributes to stockholders.

The Company has entered into an agreement with Home Asset Management Corp. (the "Manager") to manage the day-to-day operations of the Company (the "Management Agreement"). Accordingly, the Company's success depends in significant part on the Manager. Pursuant to the terms of the Management Agreement, the Manager advises the Company's Board of Directors with respect to the formulation of investment criteria and preparation of policy guidelines, and is compensated based upon the principal amount and type of Mortgage Assets held by the Company. See "The Management Agreement."

RESIDENTIAL MORTGAGE INDUSTRY

The residential mortgage market has experienced considerable growth over the past 15 years with total residential mortgage debt outstanding growing from approximately $965 billion in 1980 to approximately $3.9 trillion in 1996 according to the Mortgage Market Statistical Annual for 1997. In addition, the total residential mortgage debt securitized into Mortgage Securities has grown from approximately $110 billion in 1980 to approximately $1.9 trillion in 1996. The Company believes that the current size of the residential mortgage market provides the Company with opportunities with respect to the purchase of Mortgage Assets.

INVESTMENTS

The Company currently acquires adjustable-rate residential Mortgage Securities in the capital markets and whole Mortgage Loans through bulk purchases from third parties. The Company also intends to invest in Mortgage Loans acquired directly from originators through its Freedom Program. See "--Freedom Program." The Company believes that it can enhance the overall yield of its Mortgage Asset portfolio by increasingly investing in Mortgage Loans, which generally are relatively higher yielding than Mortgage Securities.

The Company only acquires those Mortgage Assets which the Company believes it has the expertise (with the advice of the Manager) to evaluate and manage and which are consistent with the Company's balance sheet guidelines and risk management objectives. The Company also considers (i) the amount and nature of anticipated cash flows from the Mortgage Assets, (ii) the Company's ability to pledge the Mortgage Assets to secure collateralized borrowings, (iii) the increase in the Company's capital requirements resulting from the purchase and financing of the Mortgage Assets, as determined pursuant to the Company's capital policies, and (iv) the costs of financing, hedging, managing, servicing, securitizing and reserving for the Mortgage Asset. Prior to the acquisition of Mortgage Assets, potential returns on capital employed are assessed over the life of the Mortgage Assets and in a variety of interest rates, yield spread, financing cost, credit loss, and prepayment scenarios.
The Board of Directors of the Company can revise the Company's investment policies in its sole discretion, subject to approval by a majority of the Company's directors who are not employees or officers of the Company. See "Business Risks - Policies and Strategies May Be Revised at the Discretion of the Board of Directors."

The Company currently finances acquisitions of Mortgage Assets with short term borrowings which generally mature in six months or less. Upon maturity, the Company refinances the Mortgage Assets with new short term borrowings which then bear interest at the applicable market rate. In the event that the Company in the future finances acquisitions of Mortgage Assets with long term borrowings, the Company anticipates that such borrowings will bear interest at rates which also periodically adjust to the applicable market rate. See "Funding." Accordingly, the Company's interest expense changes rapidly with changes in the market interest rates. In order to maintain a margin between the Company's interest expense and the interest income generated by Mortgage Assets, the Company generally acquires Mortgage Assets with interest rates that also adjust with changing market interest rates. Accordingly, the Company expects that substantially all of the Mortgage Assets acquired by it will be adjustable-rate rather then fixed-rate Mortgage Assets.

Recent Investment Status

The Company's current investment portfolio is comprised of Mortgage Securities issued or guaranteed by federal government sponsored agencies ("Agency Securities") and Mortgage Loans that vary in one or more respects from the underwriting standards required for participation in FHLMC or FNMA programs
("non-conforming Mortgage Loans").   From the commencement of operations on
February 11, 1997 through December 31, 1997, the Company acquired Mortgage Assets that had a carrying value at December 31, 1997 of approximately $550 million, consisting of Agency Securities in the amount of $387 million and Mortgage Loans of $163 million. The original maturity of the majority of the Mortgage Assets is over a period of thirty years; the actual maturity is subject to change based on the prepayments of the underlying Mortgage Loans. For information regarding the Company's investments as of December 31, 1997, see Notes 2 and 3 of Notes to Financial Statements.

The Company's Mortgage Securities are securitized interests in pools of
adjustable-rate single family residential  Mortgage Loans.   Interest and
principal are guaranteed by FNMA or FHLMC. As of December 31, 1997, approximately 71% of the Company's Mortgage Securities were whole-pool Mortgage Securities which represent all the certificates issued with respect to an underlying pool of Mortgage Loans.

The Mortgage Loans held by the Company are non-conforming Mortgage Loans secured by single family residential properties. The Mortgage Loans are non-conforming primarily as a result of the credit rating of the borrower and consist predominantly of "A" and "B" grade Mortgage Loans and to a lesser extent, "C" and "D" grade Mortgage Loans. See "- Bulk Whole Loan Acquisition
Program."   As of March 20, 1998, the Company had acquired Mortgage Loans with an aggregate carrying value of $381.7 million. The Company expects to acquire additional Mortgage Loans in the near future.

While the Company does not currently intend to acquire residual interests issued by REMICs, subordinate interests in Mortgage Securities or interest-only Mortgage Securities it is not prohibited from doing so under the terms of its Capital Policy.

Residual interests, if acquired by a REIT, would generate excess inclusion income. See "Federal Income Tax Consequences - Taxation of Stockholders."

Capital Markets Program

The Company has purchased and may continue to purchase Mortgage Securities in the capital markets. These Mortgage Securities generally have a higher level of liquidity than the Mortgage Loans currently held by the Company or to be acquired under the Freedom Program and are expected to provide a relatively stable flow of interest income with relatively low levels of credit risk compared to such Mortgage Loans. The Mortgage Securities held by the Company are backed by a pool of adjustable-rate Mortgage Loans. These Mortgage Securities entitle the holder to receive a pass-through of principal and interest payments on the underlying pool of Mortgage Loans and are guaranteed by federal government sponsored agencies.

Bulk Whole Loan Acquisition Program.

The Company has acquired Mortgage Loans on a bulk basis and may continue to make bulk acquisitions in the future. All of the Mortgage Loans held by the Company are non-conforming Mortgage Loans. The Mortgage Loans held by the Company are Mortgage Loans made to borrowers with credit ratings below the conforming Mortgage Loan guidelines. In general, the Company places greater emphasis upon the value of the mortgaged property and, consequently, the quality of appraisals thereof, and less upon the credit history of the borrower in underwriting "B" and "C" grade mortgage loans than in underwriting "A" grade loans. In addition, "B" and "C" grade loans are generally subject to lower loan-to-value ratios than "A" grade loans. Non-conforming Mortgage Loans generally are subject to greater frequency of loss and delinquency than conforming Mortgage Loans. See "Business Risks - Borrower Credit May Decrease Value of Mortgage Loans." Accordingly, lower credit grade Mortgage Loans normally bear a higher rate of interest and are subject to higher fees (including prepayment fees and late payment penalties) than conforming Mortgage Loans.

Currently, a substantial majority of the Company's Mortgage Loans are "A" and "B" grade Mortgage Loans, with the balance being comprised of "C" grade and, to a lesser extent "D" grade Mortgage Loans. The Company grades each Mortgage Loan based predominantly on the credit rating of the borrower. See "-Underwriting."

Freedom Program

The Manager intends to leverage the expertise of its executive officers in the residential Mortgage Loan industry to develop a program for the purchase of Mortgage Loans by the Company directly from the originators ("Correspondents"). Under the

Freedom Program, the Manager will (i) identify segments of the residential Mortgage Loan market that meet its general criteria for potential originations,
(ii) develop underwriting parameters for Mortgage Loans to be generated in each market segment, (iii) arrange for the acquisition by the Company of Mortgage Loans originated by Correspondents directly from such Correspondents, hence avoiding certain loan broker or other intermediary fees, and (iv) arrange for the servicing of the Mortgage Loans by entities experienced in servicing the particular types of Mortgage Loans involved. Under the Freedom Program, the Company expects to acquire mini-bulk packages of Mortgage Loans and individual Mortgage Loans generated pursuant to the Company's tailored Mortgage Loan guidelines.

The Manager intends to draw upon the experience of its executive officers in the residential mortgage industry to build a network of Correspondents with expertise in market segments targeted by the Company. The Manager will make arrangements for the Company to acquire Mortgage Loans through the Manager's relationships with these Correspondents. The Manager will identify and work with a number of Correspondents to generate Mortgage Loan products for the Freedom Program.

The Company anticipates that in the future an increasing portion of its Mortgage Assets will consist of Mortgage Loans acquired pursuant to the Freedom Program. However, the Company has only recently begun acquiring Mortgage Loans under the Freedom Program, and there can be no assurance that the Freedom Program will be successful or that the Mortgage Loans acquired through the program will be higher yielding than Mortgage Securities. See "Business Risks
- Inability to Acquire Mortgage Assets."

Mini-Bulk Loan Acquisitions. Pursuant to the Company's Freedom Program, the Company intends to acquire packages of Mortgage Loans in aggregate principal amounts of between $5 million and $30 million. The Mortgage Loans will generally be non-conforming Mortgage Loans secured by single family residential properties. The Mortgage Loans are expected to be non-conforming primarily as a result of the credit rating of the borrower.

Tailored Mortgage Loan Products. Under the Freedom Program, the Manager will identify market segments of the residential Mortgage Loan market that it believes have the potential for generating Mortgage Loans with higher yields than other Mortgage Loans with generally comparable risks. These segments generally are present where there is less competition among Mortgage Loan originators and, hence, fewer resources available to borrowers. The Manager has identified the following market segments of the residential Mortgage Loan market for the Company's initial tailored Mortgage Loan products: small multifamily home Mortgage Loans; manufactured housing Mortgage Loans; mixed use Mortgage Loans; rural home Mortgage Loans; mini-ranch home Mortgage Loans; and condominium/resort Mortgage Loans. The

Manager expects that new opportunities in other market segments will become available as the Mortgage Loan market continues to change.

The Mortgage Loan underwriting guidelines for the Company's tailored Mortgage Loan products set forth the various characteristics (such as combinations of loan-to value levels and credit ranking of borrowers) for Mortgage Loans that the Company is prepared to purchase from Correspondents. These Mortgage Loans generally will be non-conforming, primarily as a result of the property type, and, to a lesser extent, the borrower's credit characteristics. See "Business Risks - Borrower Credit May Decrease Value of Mortgage Loans" and "-Characteristics of Underlying Property May Decrease Value of Mortgage Loans."

Other Products. In addition to the tailored Mortgage Loan products described above, the Company may also acquire conforming Mortgage Loans and non-conforming jumbo Mortgage Loans from Correspondents. Conforming Mortgage Loans meet underwriting guidelines with respect to principal balance, loan repayment schedule and borrower credit history, as defined by certain government-sponsored agencies. These Mortgage Loans will consist of (i) conventional Mortgage Loans that comply with requirements for inclusion in certain programs sponsored by the FHLMC or FNMA, (ii) Mortgage Loans insured by the Federal Housing Administration ("FHA") and (iii) Mortgage Loans partially guaranteed by the Department of Veterans Affairs ("VA"), that comply with requirements for inclusion in a pool of Mortgage Loans guaranteed by the GNMA. The non-conforming Mortgage Loans will be conventional Mortgage Loans that vary in one or more respects from the requirements for participation in FHLMC or FNMA programs.

The Company expects that substantially all of the non-conforming Mortgage Loans it purchases from Correspondents that are neither mini-bulk acquisitions nor within the underwriting guidelines of tailored Mortgage Loan products and that are outside its target market segments will be non-conforming primarily because they have original principal balances which exceed the requirements for FHLMC or FNMA programs and, to a lesser extent, because they vary in certain other respects from the requirements of such programs, including the credit rating of the borrowers.

Mortgage Loan Properties

Although the Company has sought geographic diversification of the properties which are collateral for the Company's Mortgage Loans, it has not set specific diversification requirements (whether by state, zip code or other geographic measure). Concentration in any one area will increase exposure of the Company's Mortgage Loans to the economic and natural hazard risks associated with that area. Further, certain properties securing Mortgage Loans may be contaminated by hazardous substances resulting in reduced property values. If the Company forecloses on a defaulted Mortgage Loan collateralized by such property, the Company may be subject to environmental liabilities regardless of whether the Company was responsible for the contamination. The results of the Company's Mortgage Loan acquisition programs may also be affected by various factors, many of which are beyond the control of the Company, such as (i) local and other economic conditions affecting real estate values, (ii) the ability of tenants to make lease payments, (iii) the ability of a property to attract and retain tenants, (iv) interest rate levels and the availability of credit to refinance such Mortgage Loans at or prior to maturity, and (v) increased operating costs, including energy costs, real estate taxes and costs of compliance with regulations.

Pricing

Mortgage Loans acquired on a bulk basis have been priced on a negotiated basis
with the sellers.   In the future, Mortgage Loans acquired on a bulk or
mini-bulk basis may also be priced pursuant to a bidding process. For tailored Mortgage Loans to be acquired from Correspondents, the Company expects to review the prices at which it is purchasing such Mortgage Loans daily with the Manager and to adjust the prices frequently. In each case, different prices will be established for the various types of Mortgage Loans to be acquired based on current market conditions, with price adjustments for any "buy-ups" or "buy-downs" (i.e., where the gross margin is higher or lower than the standard margin set forth in the Company's pricing specifications).

Underwriting

The Company does not set specific underwriting standards for the acquisition of Mortgage Loans to be acquired pursuant to bulk purchases. Instead, the Company reviews the aggregate attributes of a package of Mortgage Loans, as specified by the Seller of the Mortgage Loans, to determine if the package conforms to the Company's acquisition criteria. If the Company then elects to purchase a package of Mortgage Loans, the Company reviews the Mortgage Loan documentation for conformance to the Seller's specifications. In evaluating a package of Mortgage Loans to be acquired on a bulk basis, the Company reviews the loan documentation for between 25% - 100% of the Mortgage Loans to be acquired. To date, all of the Company's underwriting reviews have been performed by a nationally recognized third party underwriting review firm. The Company also obtains representations and warranties from the seller with respect to the quality and terms of the Mortgage Loans being acquired.


The Company considers a variety of factors in determining whether to acquire a package of Mortgage Loans. The factors generally considered by the Company include the credit grade and income history of each borrower, the loan-to-value ratio for each property, the prepayment penalties for the Mortgage Loans, the weighted average coupon of the Mortgage Loans and the documentation required for approval of the Mortgage Loans. The Company may also consider other factors with respect to any individual package under consideration.

In developing the tailored underwriting guidelines for Mortgage Loans to be acquired under the Freedom Program, the Manager has created a matrix of specific underwriting standards based on various combinations of the underwriting characteristics described below. Each Correspondent will generally be required to represent and warrant that all Mortgage Loans originated by it and sold to the Company have been underwritten in accordance with the Company's specific underwriting standards as well as standards consistent with those used by mortgage lenders generally.

Underwriting standards are applied by or on behalf of a lender to evaluate the borrower's credit standing and repayment ability, and the value and adequacy of the related mortgaged property as collateral. In general, a prospective borrower applying for a Mortgage Loan is required to fill out a detailed application designed to provide to the underwriting officer pertinent credit information. As part of the description of the borrower's financial condition, the borrower generally is required to provide a current list of assets and liabilities and a statement of income and expenses, as well as an authorization to apply for a credit report which summarizes the borrower's credit history with local merchants and lenders and any record of bankruptcy. In most cases, an employment verification is obtained from an independent source (typically the borrower's employer) which verification reports, among other things, the length of employment with that organization, the current salary, and whether it is expected that the borrower will continue such employment in the future. If a prospective borrower is self-employed, the borrower may be required to submit copies of signed tax returns. The borrower may also be required to authorize verification of deposits at financial institutions where the borrower has demand or savings accounts.

The Company may elect to have the borrower's credit report reviewed, and a credit score produced, by an independent credit-scoring firm, such as Fair, Issac and Company ("FICO"). The Company has not engaged FICO or discussed any such engagement with FICO. Credit scores estimate, on a relative basis, which borrowers are most likely to default on Mortgage Loans. Lower scores imply higher default risks relative to higher scores. FICO scores are empirically derived from historical credit bureau data and represent a numerical weighing of a borrower's credit characteristics over a two year period. A FICO score is generated through the statistical analysis of a number of credit-related characteristics and variables. Common characteristics include the following: the number of credit lines (trade lines), payment history, past delinquencies, severity of delinquencies, current levels of indebtedness, types of credit and length of credit history. Attributes are the specific values of each characteristic. A scorecard (the model) is created with weights or points assigned to each attribute.

An individual loan applicant's credit score is derived by summing together the attribute weights for that applicant.

In determining the adequacy of the mortgaged property as collateral, an appraisal is made of each property considered for financing. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the market value of comparable homes, the estimated rental income (if considered applicable by the appraiser) and the cost of replacing the home. The value of the property being financed, as indicated by the appraisal, must be such that it currently supports, and is anticipated to support in the future, the outstanding Mortgage Loan balance.

Once all applicable employment, credit and property information is received, a determination generally is made as to whether the prospective borrower has sufficient monthly income available to meet (i) the borrower's monthly obligations on the proposed Mortgage Loan (determined on the basis of the monthly payments dues in the year of origination) and other expenses related to the mortgaged property (such as property taxes and hazard insurance), and (ii) monthly housing expenses and other financial obligations and monthly living expenses. The underwriting standards, may be permitted to vary in appropriate cases where factors such as low loan-to-value ratios or other favorable credit issues exist.

Because certain types of tailored Mortgage Loans which may be acquired by the Company under the Freedom Program will be recently developed, they may involve additional uncertainties not present in traditional types of tailored Mortgage Loans. The Company expects that these recently developed types of tailored Mortgage Loans may be underwritten primarily upon the basis of loan-to-value ratios or favorable credit factors rather than on the borrower's credit standing or income ratios. See "Business Risks - Borrower Credit May Decrease Value of Mortgage Loans" and "-Characteristics of Underlying Property May Decrease Value of Mortgage Loans."

Quality Control

The Manager has developed a quality control program to monitor the quality of Mortgage Loan underwriting at the time of acquisition and on an ongoing basis. All Mortgage Loans purchased by the Company will be subject to this quality control program. A legal document review of Mortgage Loans to be acquired will be conducted to verify the accuracy and completeness of the information contained in the Mortgage Loan documents, security instruments and other pertinent documents in the file. A sample of the Mortgage Loans will normally be submitted to a third party, nationally recognized underwriting review firm for a compliance check of underwriting and review of income, asset and appraisal information. For purposes of this compliance check, Mortgage Loans will be selected by focusing on Mortgage

Loans with higher risk characteristics. In addition, the Manager expects to conduct post-acquisition audits to monitor ongoing documentation and servicing compliance.

Servicing

The Company has acquired Mortgage Loans on both a "servicing released" basis (i.e., the Company acquired both the Mortgage Loans and the rights to service them) and on a "servicing retained" basis (i.e. the Company did not acquire the rights to service the Mortgage Loans). Generally, whether the Mortgage Loans are acquired on a servicing released or servicing retained basis is determined pursuant to negotiations with the party selling the Mortgage Loans to the Company.

The Company has contracted with subservicers to provide servicing for a percentage of the outstanding mortgage balance and the right to hold escrow account balances and retain certain ancillary charges. In addition, for a small percentage of the Mortgage Loans, the Company will pay the subservicer a fixed dollar fee plus a percentage of the outstanding Mortgage Loan balance and a percentage of all amounts collected. The Company believes that the selection of third party sub-servicers was more cost effective than establishing a servicing department within the Company. However, part of the Company's responsibility is to continually monitor the performance of the sub-servicers through monthly performance reviews. Depending on these sub-servicer reviews, the Company may in the future form a separate collection group to assist the sub-servicer in the servicing of these loans. The Company expects to arrange for servicing of the Mortgage Loans with servicing entities that have particular expertise and experience in the types of Mortgage Loans being acquired. The Company does not expect to acquire Mortgage Loans servicing rights with respect to Mortgage Loans beneficially owned by others.

FUNDING

The Company employs a debt financing strategy to increase its investment in Mortgage Assets. By using the Company's Mortgage Assets as collateral to borrow funds, the Company is able to purchase Mortgage Assets with significantly greater value than its equity. The Company has a targeted ratio of equity-to-assets of between 8% and 12%, which is generally greater than the levels of many other companies that invest in Mortgage Assets, including many commercial banks, savings and loans, FNMA and FHLMC. The Company has borrowing arrangements with thirteen financial institutions consisting primarily of large investment banking firms. At December 31, 1997, the Company had borrowed funds under reverse repurchase agreements with seven of these firms. The Company intends to expand its uncommitted reverse repurchase agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company's financing strategy is designed to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under its borrowing arrangements of interest rate movements and changes in the market value of its Mortgage Assets. However, a major disruption of the reverse repurchase or other markets relied on by the Company for short term borrowings would have a material adverse effect on the Company unless the Company was able to arrange alternative sources of financing on comparable terms. The Company intends to finance its acquisition of Mortgage Assets primarily through reverse repurchase agreements and securitizations and, to a lesser extent, through lines of credit and other financings.

At December 31, 1997, total borrowings outstanding were $451.3 million, with Mortgage Assets valued at $471.5 million pledged to secure such borrowings. These borrowings are carried on the balance sheet at historical cost, which approximates market value. All of the borrowings were undertaken pursuant to reverse repurchase agreements. At December 31, 1997, the weighted average term to maturity was 39 days and the weighted average borrowing rate was 6.01% per annum. Under the reverse repurchase agreements outstanding at December 31, 1997, the original aggregate "haircut," or the percentage by which the market value of the pledged collateral must exceed the borrowing amount, was 5.5%.
The Company anticipates that, upon its repayment of each borrowing, the collateral will immediately be used for a further borrowing pursuant to a new reverse repurchase agreement. However, there can be no assurance that the Company would be able to borrow additional funds.

Currently, the Company's Mortgage Loans are financed by a reverse repurchase agreement with a term of one month. Upon the expiration of each reverse repurchase agreement, the Company refinances the debt for an additional one month period at the new market rate. Accordingly, in a period of increasing interest rates, the Company's interest expense could increase substantially prior to the time that the Company's interest income with respect to such Mortgage Loans increase. See "Risk Management - Other Processes." The Company has filed a registration statement with the SEC for the securitization of Mortgage Loans and currently anticipates that it may securitize a significant portion of its Mortgage Loans. A securitization of the Company's Mortgage Loans would provide the Company with long term financing for the Mortgage Loans and could reduce the risk of short term interest rate changes. There can be no assurance however, that the Company will be able to securitize any of its Mortgage Loans on favorable terms, or at all.

The Company's reverse repurchase agreements generally require the Company to pledge cash or additional Mortgage Assets in the event the market value of existing collateral declines. To the extent that cash reserves are insufficient to cover such deficiencies in collateral, the Company may be required to sell Mortgage Assets to reduce the borrowings. Currently only one of the Company's borrowing facilities may be used to finance Mortgage Loans. The remaining facilities may be collateralized only by Mortgage Securities. The Company is in negotiations to increase the number of reverse repurchase agreements that may be used to finance Mortgage Loans. There can be no assurance, however, that the Company will successfully enter into such additional agreements or that they will be on favorable terms to the Company. See "Business Risks - Failure to Implement Company's Leverage Strategy May Adversely Affect Results of Operations."

Reverse Repurchase Agreements

The Company currently finances its portfolio of Mortgage Assets primarily through a form of borrowing known as reverse repurchase agreements. In a reverse repurchase agreement transaction, the Company agrees to sell a Mortgage Asset and simultaneously agrees to repurchase the same Mortgage Asset one to six months later at a higher price with the price differential representing the interest expense. These transactions constitute collateralized borrowings for the Company, based on the market value of the Company's Mortgage Assets. The Company generally will retain beneficial ownership of the Mortgage Security, including the right to distributions on the collateral and the right to vote. Upon a payment default under any such reverse repurchase agreement, the lending party may liquidate the collateral.

The Company has entered into reverse repurchase agreements primarily with national broker/dealers, commercial banks and other lenders who typically offer such financing. The Company does not intend at the present time to enter into commitment agreements under which the lender would be required to enter into new reverse repurchase agreements during a specified period of time. The Manager and the Company will monitor the need for such commitment agreements and may enter into such commitment agreements in the future if deemed favorable to the Company. At December 31, 1997 the Company had uncommitted reverse repurchase facilities to provide over $2.5 billion to finance investments in Mortgage Assets. See "Business Risks - Failure to Implement Company's Leverage Strategy May Adversely Affect Results of Operations."

In the event of the insolvency or bankruptcy of the Company, the creditor under reverse repurchase agreements may be allowed to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreements without delay. In the event of insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender may be permitted to repudiate the contract, and the Company's claim against the lender for damages therefrom may be treated simply as one of the unsecured creditors. Should this occur, the Company's claims would be subject to significant delay and, if received, may be substantially less than the damages actually suffered by the Company.

To reduce its exposure to credit risk of reverse repurchase agreement lenders, the Company has entered into such agreements with several different parties and follows credit exposure policies approved by the Board of Directors, which include (i) conducting a financial review of each potential lender, (ii) imposing minimum equity and credit rating (if rated) requirements on such lenders, and (iii) limiting the percentage of Mortgage Assets that are the subject of reverse repurchase agreements with a single lender to 45% of the Company's total Mortgage Assets. Exceptions to these policies that have occurred from time to time have required approval by both the Chief Executive Officer and the Chief Operating Officer of the Company. The Company monitors the financial condition of its reverse repurchase agreement lenders on a regular basis. Notwithstanding these measures, no assurance can be given that the Company will be able to avoid such counter party risks.

Securitizations

The Company intends to securitize from time to time Mortgage Loans acquired through bulk acquisitions and the Freedom Program as part of its overall financing strategy. Securitization is the process of pooling Mortgage Loans and issuing equity securities, such as mortgage pass- throughs, or debt securities, such as Collateralized Mortgage Obligations ("CMOs"). The Company intends to securitize its Mortgage Loans primarily by issuing structured debt. Under this approach, for accounting purposes, the Mortgage Loans so securitized remain on the balance sheets as assets and the debt obligations (i.e., the CMOs) appear as liabilities. A structured debt securitization is generally expected to result in substituting one type of debt financing for another, as proceeds from the structured debt issuance are applied against preexisting borrowings (i.e., borrowings under reverse repurchase agreements). The structured debt securities issued will constitute limited recourse, long term financing, the payments on which generally correspond to the payments on the Mortgage Loans serving as collateral for the debt. Such financings are not subject to a margin call if a rapid increase in rates would reduce the value of the underlying Mortgage Loans and, hence, reduce the liquidity risk to the Company for the Mortgage Loans so financed.

The decision to issue CMOs will be based on the Company's current and future investment needs, market conditions and other factors. Each issue of CMOs is fully payable from the principal and interest payments on the underlying Mortgage Loans collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. The Company earns the net interest spread between the interest income on the Mortgage Loans securing the CMOs and the interest and other expenses associated with the CMO financing. The net interest spread may be directly impacted by the levels of prepayment of the underlying Mortgage Loans and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

If the Company issues CMOs for financing purposes, it will seek an investment grade rating for such CMOs by a nationally recognized rating agency. To secure such a rating, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancements such as additional mortgage loan insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided and the interest rates paid thereon, the geographic concentration of the mortgaged property securing the Mortgage Loans and other criteria established by the rating agency. The pledge of additional collateral would reduce the capacity of the Company to raise additional funds through short-term secured borrowings or additional CMOs and diminish the potential expansion of its investment portfolio. As a result, the Company's objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating for the CMOs by a nationally recognized rating agency. Total credit loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

The Company believes that under prevailing market conditions, an issuance of CMOs receiving other than an investment grade rating would require payment of an excessive yield to attract investors. No assurance can be given that the Company will achieve the ratings it plans to seek for the CMOs.

In connection with the securitization of "B" and "C" grade Mortgage Loans, the levels of subordination required as credit enhancement for the more senior classes of securities issued in connection therewith would be higher than those with respect to its "A" grade non-conforming Mortgage Loans. Thus, to the extent that the Company retains any of the subordinated securities created in connection with such securitizations and losses with respect to such pools of "B" and "C" grade Mortgage Loans or Mortgage Loans secured by second liens are higher than expected, the Company's future earnings could be adversely affected.

In addition to securitizing its Mortgage Loans, the Company also may from time to time elect to "re-securitize" portions of its Mortgage Securities portfolio. In a re-securitization transaction, Mortgage Securities rather than Mortgage Loans are used as collateral to create new Mortgage Securities. Only those Mortgage Securities originally issued with (or subsequently downgraded to) a rating below the two highest rating categories would benefit from re-securitization. While the Company's investment strategy does not contemplate purchasing such lower rated Mortgage Securities, the Company anticipates that it may acquire such types of Mortgage Securities from time to time in connection with securitizing its own Mortgage Loans.
Re-securitizations are expected to be effected as the Company's Mortgage Securities improve in credit quality through seasoning, as values rise on the underlying properties, or when the credit quality of a junior class of Mortgage Security improves due to prepayment of more senior classes. Such transactions can result in improved credit ratings, higher market values and lowered borrowing costs. The Company has not engaged in any securitization or re-securitization transactions to date and there can be no assurances that the Company will be able to securitize or otherwise finance its Mortgage Loans.

Line of Credit

The Company has in place a line of credit facility that it may use to fund portions of cash flow shortages which may result from prepayments on Mortgage Loans underlying its Mortgage Securities. Generally, the Company's reverse repurchase agreements, which are collateralized by the Company's Mortgage Securities, demand immediate receipt of additional collateral to the extent that the value of the Mortgage Securities is reduced as a results of prepayments. However, the federal government agencies that issue the Mortgage Securities do not deliver the proceeds from such prepayments for periods ranging from 15 to 36 days following the announcement of such prepayments. Accordingly, the Company may be required to draw on its line of credit for the period between the date the prepayments are announced and the Company is required to surrender additional collateral and the date it receives the proceeds from the prepayments. The line of credit is with one lender and is secured by the proceeds of prepayments pursuant to collateral which secures the Company's borrowings with that lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

CAPITAL GUIDELINES

The Company's capital management goal is to strike a balance between the under-utilization of leverage, which could reduce potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations during period of adverse market conditions. For this purpose, the Company has established a "Capital Policy" which limits the Company's ability to acquire additional Mortgage Assets during times when the actual capital base of the Company is less than a required amount defined in the Capital Policy. In this way, the Company believes the use of balance sheet leverage can be better controlled. For purposes of the Capital Policy, the actual capital base, is equal to the market value of total Mortgage Assets, less the book value of total collateralized borrowings. In addition, when the actual capital base falls below the Capital Policy requirement, the Manager is required to submit to the Board of Directors of the Company a plan for bringing the actual capital base into compliance with the Capital Policy. It is anticipated that in most circumstances this goal will be achieved over time without specific action by the Company or the Manager through the natural process of mortgage principal repayments and increases in the market values of Mortgage Assets as their coupon rates adjust upwards to market levels. The Company anticipates that the actual capital base is likely to exceed the Capital Policy requirement during periods following new equity offerings and during periods of falling interest rates and that the actual capital base is likely to fall below the Capital Policy requirement during periods of rising interest rates. The Board of Directors has the discretion to modify or waive the Company's policies and restrictions without stockholder consent. Aside from the Capital Policy set by the Board of Directors, there are no restrictions on the Company's ability to incur debt and there can be no assurance the level of debt that the Company is authorized to incur will not be increased by the Board of Directors. See "Business Risks - Policies and Strategies May Be Revised at the Discretion of the Board of Directors."

The Company, with the advice of the Manager, assigns to each Mortgage Asset a specified amount of capital to be maintained against it by aggregating three component requirements of the Capital Policy. The first component of the Company's Capital Policy is the current aggregate over-collateralization amount or "haircut" the lenders require the Company to hold as capital. The Company is required to pledge as collateral Mortgage Assets with a market value that exceeds the amount it borrows. The haircut for each Mortgage Asset is determined by the lender based on the risk characteristics and liquidity of that Mortgage Asset. For example, haircut levels on individual borrowings could range from 3% for Agency Securities to 10% for certain of the Company's current Mortgage Loans and 20% for certain Mortgage Loans that may be acquired through the Freedom Program.

The second component of the Company's Capital Policy is the "liquidity capital cushion." The Company expects that substantially all of its reverse repurchase agreements will require the Company to deposit additional collateral in the event the market value of existing collateral declines. The liquidity cushion is an additional amount of capital in excess of the haircut maintained by the Company designed to assist the Company in meeting the demands of the lenders for additional collateral should the market value of the Company's Mortgage Assets decline. Alternatively, the Company might sell Mortgage Assets to reduce the borrowings. See "Business Risks - Investments in Mortgage Assets May Be Illiquid."

The third component of the Company's capital requirement is the "capital cushion" assigned to each Mortgage Asset based on the Manager's assessment of the Mortgage Asset's credit risk. This represents an assessment of the risk of delinquency, default or loss on individual Mortgage Assets.

Finally, the Board of Directors establishes, subject to revision from time to time, a minimum equity to total assets ratio for the Company pursuant to its Capital Policy. The Board of Directors reviews on a periodic basis various analyses prepared by the Manager of the risks inherent in the Company's balance sheet, including an analysis of the effects of various scenarios on the Company's net cash flow, net income, dividends, liquidity and net market value. Should the Board of Directors determine, in its discretion, that the minimum required capital base is either too low or too high, the Board of Directors will raise or lower the capital requirement accordingly.

The Company expects that its aggregate minimum equity capital required under the Capital Policy will range between 8% to 12% of the total market value of the Company's Mortgage Assets. As of December 31, 1997, equity capital to total market value of the Company's Mortgage Assets was approximately 19%. This percentage will fluctuate over time, and may fluctuate out of the expected range, as the composition of the balance sheet changes, haircut levels required by lenders change, the market value of the Mortgage Assets change and as the capital cushion percentages set by the Board of Directors are adjusted over time. The Company will actively monitor and adjust, if necessary, its Capital Policy, both on an aggregate portfolio level as well as on an individual pool or Mortgage Loan basis. In monitoring its Capital Policy, the Company expects to take into consideration current market conditions and a variety of interest rate scenarios, performance of hedges, performance of Mortgage Assets, credit risks, prepayments of Mortgage Assets, the restructuring of Mortgage Assets, general economic conditions, potential issuance of additional equity, pending acquisitions or sales of Mortgage Assets, Mortgage Loan securitizations and the general availability of financing. There can be no assurance that the Company's capital will be sufficient to protect the Company against adverse effects from interest rate adjustments or the obligation to sell Mortgage Assets on unfavorable terms or at a loss. See "Business Risks - Sudden Interest Rate Fluctuations May Reduce Income from Operations."

RISK MANAGEMENT

Prior to arranging the acquisition of Mortgage Assets by the Company, the Manager gives consideration to balance sheet management and risk diversification issues. A specific Mortgage Asset which is being evaluated for potential acquisition is deemed more or less valuable to the Company to the extent it serves to increase or decrease certain interest rate or prepayment risks which may exist in the balance sheet, to diversify or concentrate credit risk, and to meet the cash flow and liquidity objectives the Company may establish for its balance sheet from time to time. Accordingly, an important part of the Mortgage Assets evaluation process is a simulation, using the Manager's risk management model, of the addition of proposed Mortgage Assets and its associated borrowings and hedgings to the balance sheet and an assessment of the impact any proposed acquisition of Mortgage Assets would have on the risks in, and returns generated by, the Company's balance sheet as a whole over a variety of scenarios.

Interest Rate Risk Management

To the extent consistent with its election to qualify as a REIT, the Company has implemented certain processes and follows a hedging program intended to protect the

Company against significant unexpected changes in prepayment rates and interest rates.

Prepayment Risk Management Process

The Company has sought to minimize the effects on earnings caused by faster than anticipated prepayment rates by purchasing Mortgage Securities with prepayment penalties or which are fully-indexed and have previously experienced period of rising or falling interest rates. In addition, a majority of the
Company's current Mortgage Loans have prepayment penalties.   The Company
believes that the prepayment rates of the Company's Mortgage Loans may be lower than those of its Mortgage Securities, primarily due to three factors:
(i) the substantial prepayment penalties, (ii) the borrower is unlikely to have as many refinancing options as a borrower with a higher credit rating and
(iii) in declining interest rate environments, the interest rates for non-conforming Mortgage Loans typically do not decrease as significantly as conforming Mortgage Loan interest rates, reducing the incentive for the borrower to refinance. There can be no assurance that the Company's efforts to reduce prepayment rates will be successful.

The Company also intends to include prepayment penalties in the underwriting guidelines for the tailored Mortgage Loan products in the Freedom Program. See "Business Risks - Increased Levels of Mortgage Loan Prepayments May Reduce Operating Income."

For the period from February 11, 1997 (commencement of operations) through December 31, 1997, the Company received $38.8 million in principal payments on its Mortgage Securities. The annualized rate of principal repayment on the Company experienced was 29.7%. The amortized cost of the Company's Mortgage Assets at December 31, 1997 was equal to 104.9% of the face value of the Mortgage Assets. The amortized cost of Agency Securities at December 31, 1997 was equal to 104.0% of face value of the Mortgage Securities and the amortized cost of Mortgage Loans was equal to 107.1% of face value of the Mortgage Loan. The smaller the level of net premium, the less risk there is that fluctuations in prepayment rates will affect earnings in the long run. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Overview."

Other Processes

The Manager attempts to manage the Company's Mortgage Asset portfolio to offset the potential adverse effects from (i) lifetime and periodic rate adjustment caps on its Mortgage Assets, (ii) the differences between interest rate adjustment indices of its Mortgage Assets and related borrowings, and (iii) the differences between interest rate adjustment period of its Mortgage Assets and related borrowings.

The Company generally purchases Mortgage Securities which are fully indexed and have previously experienced periods of rising and falling interest rates. The Manager also has attempted to structure the Company's acquisitions so that the Mortgage Securities purchased by the Company have interest rate adjustment indices and adjustment periods that, on an aggregate basis, correspond as closely as advisable by the Company to the interest rate adjustment indices and adjustment periods of its anticipated borrowings. In addition, the Manager structures the Company's short term borrowing agreements to have a range of different maturities (although the majority will be six months or less). As a result, the Company has been able to adjust the average maturity of its borrowings on an ongoing basis by changing the mix of maturities as borrowings come due and are renewed. In this way, the Company intends to reduce the differences between adjustment periods of Mortgage Securities and related borrowings. The Company is not currently employing a similar process with respect to the Company's Mortgage Loans.

At December 31, 1997, the Company's weighted average Mortgage Securities and liabilities were matched within a three-month period in terms of adjustment frequency and speed of adjustment to market conditions. All of the Company's Mortgage Securities at December 31, 1997 had coupon rates that adjust to market levels at least annually, with a weighted average term to reset of approximately four months. All of the Company's borrowings used to finance its Mortgage Securities at December 31, 1997 will either mature or adjust to a market interest rate level within three months of such date. The borrowings had a weighted average term to expiration of 50 days at December 31, 1997. Changes in coupon rates earned on Mortgage Securities highly correlated with changes in London Interbank Offer Rate ("LIBOR") and constant maturity term rates. The rates paid on borrowings generally correlate with the changes in either LIBOR or FED fund rates (subject to the effects of periodic and lifetime caps). There can be no assurance that the Company's processes will protect the Company against interest rate fluctuations which may adversely affect the Company's net interest income and results of operations. See "Business Risks - Sudden Interest Rate Fluctuations May Reduce Income From Operations."

At December 31, 1997, the Company's weighted average Mortgage Loans and related liabilities were matched within an eighteen-month period in terms of adjustment frequency and speed of adjustment to market conditions. All of the Company's Mortgage Loans at December 31, 1997 had coupon rates with an initial adjustment period of between six months and two years from the Mortgage Loan origination date with a weighted average term to reset of approximately eighteen months.
At December 31, 1997, all of the Company's borrowings used to finance its Mortgage Loans either matured or adjusted to a market interest rate level within one month of such date. Since December 31, 1997, the Company has continued to acquire Mortgage Loans, many of which have initial adjustment periods of between six months and two years. In anticipation of obtaining long term debt financing for its Mortgage Loans pursuant to its pending registration statement, the Company continues to finance its Mortgage Loans with reverse repurchase agreements with one month maturities. See "Funding." There can be no assurance that the Company will be able to obtain long term debt financing on favorable terms, or at all. In the event that market interest rates increase prior to the time that the Company is able to complete long term debt financing, the Company's net interest expense with respect to its Mortgage Loans would likely increase substantially before the Company's interest income with respect to such assets would increase. See "Business Risks - Sudden Interest Rate Fluctuations May Reduce Income From Operations."

Hedging

The Company recognizes the need to hedge specific interest rate risks associated with its Mortgage Asset portfolio and has sought the hedging instrument most appropriate for the specific risk. Currently, all of the Company's Mortgage Assets are subject to both lifetime interest rate caps and periodic interest rate caps. See Note 4 of the Notes to Financial Statements. The Company actively hedges the lifetime cap risks associated with its Mortgage Securities. The Company has entered into hedging transactions with respect to lifetime interest rate caps in order to reduce the negative impact to the Company's earnings which might otherwise result from a significant rise in interest rates. The Company may enter into additional types of hedging transactions in the future if Management believes there exists a significant risk to earnings.
These types of hedging transactions may include hedging against risks associated with (i) periodic interest rate adjustment caps, (ii) Mortgage Assets denominated in different interest rate indices, such as U.S. Treasury bills and Eurodollars and (iii) interest rate swaps or caps or other interest rate hedge vehicles related to CMO financing transactions. The Manager monitors and evaluates the results of its hedging strategy and adjusts its hedging strategy as it deems is in the best interest of the Company.

The amortized cost of the interest rate cap agreements at December 31, 1997 was approximately $411,000. Cap premiums are amortized from the purchase date through the effective date of the cap on a straight-line basis. For the period February 11, 1997 (commencement of operations) through December 31, 1997, the cap amortization expense was approximately $132,000. There was no income from the caps during this period and there were no sales or termination of caps. For the year ended December 31, 1997, net cap expense equaled approximately 0.05% of the average balance of the Company's Mortgage Assets and 0.06% of the average balance of the Company's interest bearing liabilities. For such period, the net cap expense was approximately 4.5% of net interest income. At December 31, 1997, the strike rates ranged between 7.52% and 9.95% and the weighted average strike rate was 8.11%. Some of the Company's interest rate cap agreements have strike rates and/or notional face amounts which vary over time. The cap agreements do not become effective until the second quarter of 1998. All of the interest rate caps reference the one month LIBOR.

Mortgage derivative securities can also be effective hedging instruments in certain situations as the value and yields of some of these securities tend to increase as interest rates rise and tend to decrease in value and yields as interest rates decline, while the experience for others is the converse. As part of the Company's hedging program, the Manager will monitor on an ongoing basis the prepayment risks which arise in fluctuating interest rate environments and consider alternative methods and costs of hedging such risks, which may include the use of mortgage derivative securities. The Company intends to limit its purchases of mortgage derivative securities to investments that qualify as Qualified REIT Assets, as defined below, so that income from such securities will constitute qualifying income for purposes of the 95% and 75% of income tests, as defined below. The Company does not currently intend to, but may in the future, enter into interest rate swap agreements, buy and sell financial futures contracts and options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes; however, the Company will not invest in these instruments unless the Company and the Manager are exempt from the registration requirements of the Commodities Exchange Act or otherwise comply with the provisions of that act. The REIT provisions of the Code may restrict the Company's ability to purchase hedges and may severely restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company will contract only with counterparties that the Company believes are sound credit risks. See "Requirements for Qualification as a REIT - Gross Income Tests."

Hedging involves transaction and other costs, and such costs increase as the period covered by the hedging protection increases and also increase in periods of rising and fluctuating interest rates. For example, in a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the sellers' promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the interest rate cap agreement. Because of the cost involved, the Company may be prevented from effectively hedging its interest rate risks without significantly reducing the Company's return on equity.

Certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate and prepayment risks. The Manager monitors carefully, and may have to limit, the Company's asset/liability management program to assure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in the Company's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its interest rate and prepayment risks. See "Federal Income Tax Consequences - Requirements for Qualification as a REIT."

In particular, income from hedging the Company's variable rate borrowings (other than with hedging instruments that are Qualified REIT Assets) qualifies for the 95% of income test, but not for the 75% of income test, for REIT qualification. The Company must limit its income from such hedging or the sale of hedging contracts, along with other types of income that qualifies for the 95% of income test, but not for the 75% of income test, to less than 25% of the Company's gross revenues. In addition, hedging instruments, such as swaps, caps, floors, collars, and financial futures contracts, are securities for purposes of the quarterly asset tests for REIT qualification. The Company must ascertain that securities, including the hedging instruments (other than hedging instruments that are Qualified REIT Assets), issued by a single issuer do not account for 5% or more of the value of the Company's assets as of the last day of each calendar quarter. The Company does not expect to encounter material problems complying with these tests.

Although the Company believes that, with the advice of the Manager, it has developed a cost effective interest rate risk management program to provide a level of protection against interest rate risks, developing an effective program is complex and no program can completely insulate the Company from the effects of interest rate changes. Further, the cost of hedging transactions and the federal tax laws applicable to REITs may limit the Company's ability to fully hedge its interest rate risks. See "Business Risks - Failure to Successfully Manage Interest Rate Risks May Adversely Affect Results of Operations" and "Federal Income Tax Consequences - Requirements for Qualification as a REIT."

Interest Rate Sensitivity Gap

The interest rate sensitivity gap is a tool used by financial institutions such as banks and savings and loans to analyze the possible effects of interest rate changes on net income over time. Time gap analysis ignores many important factors, and, in the Company's case, it ignores, among other factors, the effect of the Company's hedging activities, the effect of the periodic and lifetime caps on the Company's Mortgage Assets, and the effect of changes in mortgage principal repayment rates. Nevertheless, the gap time analysis can provide some useful information on the interest rate risk profile of a financial institution.

A negative cumulative gap over a particular period means that the amount of liabilities that will have an expense rate adjusting to prevailing market conditions during that period will be greater than the amount of Mortgage Assets that will have an earning rate adjustment. Thus a negative gap implies that increasing interest rates would result in a falling level of net interest income during the time period in question, as the cost of funds on the liabilities would adjust more quickly to the interest rate increase than would the interest income from the Mortgage Assets. A negative gap also implies that falling interest rates would result in an increasing level of net interest during the period in question.

Credit Risk Management

The Company reviews with the Manager credit risks and other risks of loss associated with each investment and determines the appropriate allocation of capital to apply to such investment under the Company's Capital Policy. In addition, the Company attempts to diversify its Mortgage Asset portfolio to avoid undue geographic, issuer, industry and certain other types of concentrations. The Company has obtained protection against some risks from sellers and servicers through representations and warranties and other appropriate documentation. The Board of Directors monitors the overall portfolio risk and increases the allowance for Mortgage Loan losses when it believes appropriate.

In order to reduce the credit risks associated with acquisitions of Mortgage Loans, the Company, with the advice of the Manager (i) employs a quality control program, (ii) acquires Mortgage Loans that represent a broad range of moderate risks as opposed to a concentrated risk, (iii) monitors the credit quality of newly acquired and existing Mortgage Assets, and (iv) periodically adjusts the Mortgage Loan loss allowances. The Company also has arranged for servicing of its Mortgage Loans with servicing entities that have particular expertise and experience in the types of Mortgage Loans acquired. See "Business Risks - Borrower Credit May Decrease Value of Mortgage Loans" and "-Characteristics of Underlying Property May Decrease Value of Mortgage Loans."

With respect to its Mortgage Securities, the Company is exposed to levels of credit and special hazard risks, depending on the nature of the underlying Mortgage Loans and the nature and level of credit enhancements supporting such Mortgage Securities. Most of the Mortgage Securities acquired by the Company have protection from normal credit losses. At December 31, 1997, 70% of the Company's Mortgage Assets were Agency Securities and 30% were Mortgage Loans.

The Company may sell Mortgage Assets from time to time for a number of reasons, including, without limitation, to dispose of Mortgage Assets as to which credit risk concerns have arisen, to seek to reduce interest rate risk, to substitute one type of Mortgage Asset for another to seek to improve yield or to maintain compliance with the 55% requirement under the Investment Company Act, and generally to re-structure the balance sheet when Management deems such action advisable. The REIT provisions of the Code limit in certain respects the ability of the Company to sell Mortgage Assets.

FEDERAL INCOME TAX CONSEQUENCES

The Company intends to elect, with the filing of its first federal corporate income tax return in 1998, to elect to be a real estate investment trust (a "REIT") for federal income tax purposes. A corporation qualifying as a REIT may avoid corporate income taxation by distributing its taxable income to its stockholders annually. The Company is organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of all applicable provisions of the Code, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof. The Company has not obtained a ruling from the Internal Revenue Service (the "Service") with respect to tax considerations relevant to its organization or operation, or to an acquisition of its common stock. This summary is not intended to be a substitute for prudent tax planning, and each stockholder of the Company is urged to consult its own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of the common stock of the Company and any potential changes in applicable law.

REQUIREMENTS FOR QUALIFICATION AS A REIT

To qualify for tax treatment as a REIT under the Code, the Company must meet certain tests which are described in brief below.

Stock Ownership Tests

For all taxable years after the first taxable year for which a REIT election is made, the Company's shares of stock must be transferable and must be held by a minimum of 100 persons for at least 335 days of a 12 month year (or a proportionate part of a short tax year). The Company must also use the calendar year as its taxable year. In addition, at all times during the second half of each taxable year, no more than 50% in value of the shares of any class of the stock of the Company may be owned directly or indirectly by five or fewer individuals. The Company intends to satisfy both the 100 stockholder and 50%/5 stockholder individual ownership limitations described above for as long as it seeks qualification as a REIT. The Company uses the calendar year as its taxable year for income tax purposes.

Asset Tests

On the last day of each calendar quarter, at least 75% of the value of the Company's assets must consist of Qualified REIT Assets as defined in the Code, government securities, cash and cash items (the "75% of assets test"). The Company believes that substantially all of its assets are and will continue to be Qualified REIT Assets. "Qualified REIT Assets" include interests in real property, interests in Mortgage Loans secured by real property and interests in REMICs.

On the last day of each calendar quarter, of the investments in securities not included in the 75% of assets test, the value of any one issuer's securities may not exceed 5% by value of the Company's total assets, and the Company may not own more than 10% of any one issuer's outstanding voting securities. See "Proposed Tax Legislation" below. If such limits are ever exceeded, the Company intends to take appropriate remedial action to dispose of such excess assets within the 30 day period after the end of the calendar quarter, as permitted under the Code.

Gross Income Tests

The Company satisfy the following income-based tests for each year in order to qualify as a REIT.

1. The 75% Test. At least 75% of the Company's gross income (the "75% of income test") for the taxable year must be derived from real estate related sources including: (i) rents from real property; (ii) interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages on real property or on interests in real property; (iii) gains from the sale or other disposition of interests in real property and real estate mortgages among others. The investments that the Company has made and intends to make will give rise primarily to mortgage interest qualifying under the 75% of income test.

2. The 95% Test. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of the Company's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale of disposition of stock or other securities that are not dealer property (the "95% of income test"). Moreover, in order to help ensure compliance with the 95% of income test and the 75% of income test, the Company intends to limit substantially all of the assets that it acquires to Qualified REIT Assets. The policy of the Company to maintain REIT status may limit the type of assets, including hedging contracts, that the Company otherwise might acquire.

3. The 30% of Income Limit. For each taxable year, the Company is required to derive less than 30% of its gross income from the sale or disposition of (i) Qualified

REIT Assets held for less than four years, (ii) stock or securities held for less than one year (including hedges) and (iii) property in a prohibited
transaction (together the "30% of income limit").   This provision was repealed
effective January 1, 1998.

If the Company fails to satisfy one or both of the 75% or 95% of income tests for any year, it may face either (a) assuming such failure was for reasonable cause and not willful neglect, a 100% tax on the greater of the amounts of income by which it failed to comply with the 75% test of income or the 95% of income test, reduced by estimated related expenses or (b) loss of REIT status. There can be no assurance that the Company will always be able to maintain compliance with the gross income tests for REIT qualification despite the Company's periodic monitoring procedures or that the relief provisions for a failure to satisfy either the 95% or the 75% of income tests will be available in any particular circumstance.

Distribution Requirement

The Company must distribute to its stockholders on a pro rata basis each year an amount equal to (i) 95% of its taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 95% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code less (iii) any "excess noncash income" (the "95% distribution test"). The Company intends to make distributions to its stockholders in amounts sufficient to meet the 95% distribution test.

A nondeductible excise tax, equal to 4% of the excess of such required distributions over the amounts actually distributed will be imposed on the Company for each calendar year to the extent that dividends paid during the year (or declared during the last quarter of the year and paid during January of the succeeding year) are less than the sum of (i) 85% of the Company's "ordinary income," (ii) 95% of the Company's capital gain net income plus, and
(iii) income not distributed in earlier years.

Recordkeeping Requirements

A REIT is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and within 30 days after the end of its taxable year, to demand statements from persons owning above specified level of the REIT's shares. The Company must maintain, as part of the Company's records, a list of those persons failing or refusing to comply with this demand. Stockholders who fail or refuse to comply with the demand must submit a statement with their tax returns setting forth the actual stock ownership and other information. The Company also is required to maintain permanent records of its assets as of the last day of each calendar quarter. The Company intends to maintain the records and demand statements as required by these regulations.

TAXATION OF STOCKHOLDERS

For any taxable year in which the Company is treated as a REIT for federal income purposes, amounts distributed by the Company to its stockholders out of current or accumulated earnings and profits will be included by the stockholders as ordinary income for federal income tax purposes unless properly designated by the Company as capital gain dividends. In the latter case, the distributions will be taxable to the stockholders as long-term capital gains. Any loss on the sale or exchange of shares of the stock of the Company held by a stockholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividend received on the stock held by such stockholders. If the Company makes distributions to its stockholders in excess of its current and accumulated earnings and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a stockholder's share until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of the Company's shares.

Distributions by the Company will not be eligible for the dividends received deduction for corporations. Stockholders may not deduct any net operating losses or capital losses of the Company.

The Company does not expect to acquire or retain residual interests issued by REMICs. Such residual interests, if acquired by a REIT, would generate excess inclusion income. Excess inclusion income cannot be offset by net operating losses of a stockholder. If the stockholder is a tax-exempt entity, the excess inclusion income is fully taxable as unrelated business taxable income. If allotted to a foreign stockholder, the excess inclusion income is subject to federal income tax withholding without reduction pursuant to any otherwise applicable tax treaty. Potential investors, and in particular Tax Exempt Entities, are urged to consult with their tax advisors concerning this issue.

The Company will notify stockholders after the close of the Company's taxable year as to the portions of the distributions which constitute ordinary income, return of capital and capital gain. Dividends and distributions declared in the last quarter of any year payable to stockholders of record on a specified date in such month will be deemed to have been received by the stockholders and paid by the Company on December 31 of the record year, provided that such dividends are paid before February 1 of the following year.

PROPOSED TAX LEGISLATION

The 1999 Budget Plan released by the Treasury Department on February 2, 1998 (the "1999 Budget Plan") includes a provision that could adversely affect certain proposed operations of the Company. That provision would prohibit a REIT from owning, by vote or value, more than 10% of the capital stock of any corporation. (The current

10% asset test relates only to voting stock.) That proposal is intended to prevent REITs from conducting through a taxable subsidiary any business that would be prohibited to the REIT itself. If adopted, this proposal would limit the ability of the Company to conduct active mortgage origination activities through taxable subsidiaries.

While the active origination of Mortgage Loans in itself does not violate any of the income or asset tests for maintaining REIT status, the Service could attempt to treat the income from frequent sales of Mortgage Loans as subject to the 100% tax on income from prohibited transactions. "Prohibited transactions" are defined as sales of property held by the REIT primarily for sale to customers in the ordinary course of the REIT's business (other than income from sales of foreclosure property). The regular sale of Mortgage Loans by the Company or its subsidiaries may be treated as prohibited transactions, subjecting the Company to the 100% tax. The Treasury Department has proposed that this new stock ownership limitation for REITs would first be effective with respect "to stock acquired on or after the date of first committee action."

The 1999 Budget Plan has been submitted to the Ways and Means Committee of the U.S. House of Representatives (the "Ways and Means Committee") for review, which held its first hearing on February 25, 1998, but has not taken any action to date.

INVESTMENT COMPANY ACT

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. As of December 31, 1997, the Company calculates that it is in compliance with this requirement.

COMPETITION

The Company's net interest income depends, in large part, on the Company's ability to acquire Mortgage Assets on acceptable terms and at favorable spreads over the Company's borrowing costs. There can be no assurance that the Company will continue to be able to acquire sufficient Mortgage Assets at spreads above the Company's cost of funds. In acquiring Mortgage Assets, the Company will compete with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, FHLMC, FNMA, GNMA and other entities purchasing Mortgage Assets, many of which have greater financial resources than the Company. In addition, there are several REITs similar to the Company, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of Mortgage Assets suitable for purchase by the Company. As it relates to the Freedom Program, the Company competes on the basis of product type. The Company will face competition from companies already established in these markets.
There can be no assurance that the Company will be able to successfully compete with its competition.

The availability of Mortgage Loans meeting the Company's criteria is dependent upon, among other things, the size and level of activity in the residential real estate lending market. The size and level of activity in the residential real estate lending market depend on various factors, including the level of interest rates, regional and national economic conditions and inflation and deflation in residential property values. To the extent the Company is unable to acquire a sufficient number of Mortgage Loans meeting its criteria, the Company's results of operations will be adversely affected.

EMPLOYEES

Currently, the Company and the Manager each employ six executive officers and eight additional employees. Each of the executive officers has between 10 and 24 years, and collectively, they have an average of 19 years of experience in the residential mortgage industry. Four executive officers worked together previously as a management team.

THE MANAGEMENT AGREEMENT

Term of the Management Agreement and Termination Fee

The Company has entered into a Management Agreement with the Manager for an initial term of two years beginning February 11, 1997. The Management Agreement is renewed automatically for successive one year periods unless a notice of non-renewal is timely delivered by the Company. The Company may elect to prevent the automatic renewal of the Management Agreement only by vote of both a majority of the Board of Directors and a majority of the directors who are not executive officers or employees of the Company followed by delivery of a written notice of non-renewal to the Manager at least 60 days prior to the end of the then-current period of the

Management Agreement. The Management Agreement shall terminate at the expiration of the then-current period in which such notice of non-renewal is delivered. Upon non-renewal of the Management Agreement without cause, a termination fee will be payable to the Manager. See "Management Fees." In addition, the Company has the right to terminate the Management Agreement at any time upon the happening of certain specified events, after notice and an opportunity to cure, including a material breach by the Manager of any provision contained in the Management Agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

Administrative Services Provided by the Manager

The Manager will be responsible for the day-to-day operations of the Company and will perform such services and activities relating to the assets and operations of the Company as may be appropriate, including:

      (i) serving as the Company's consultant with respect to the formulation of investment criteria and the preparation of policy guidelines;

      (ii) assisting the Company in developing criteria for Mortgage Asset purchase commitments that are specifically tailored to the Company's long term investment objectives and making available to the Company its knowledge and experience with respect to Mortgage Loan underwriting criteria;

      (iii) representing the Company in connection with the purchase of, and commitment to purchase, Mortgage Assets, including the formation of Mortgage Asset purchase commitment criteria;

      (iv) arranging for the issuance of Mortgage Securities from pools of Mortgage Loans and providing the Company with supporting services in connection with the creation of Mortgage Securities;

      (v) furnishing reports and statistical and economic research to the Company regarding the Company's activities and the performance of the Manager;

      (vi) monitoring and providing to the Board of Directors on an ongoing basis price information and other data, which price information and other data shall be obtained from certain nationally recognized dealers and other entities that maintain markets in Mortgage Assets as selected by the Board of Directors from time to time, and providing advice to the Board of Directors to aid the Board of Directors in the selection of such dealers and other entities;

      (vii) administering the day-to-day operations of the Company and performing and supervising the performance of such other administrative functions necessary in the management of the Company as may be agreed upon by the Manager and the Board of Directors, including the collection of revenues and the payment of the Company's expenses, debts and obligations and maintenance of appropriate computer services to perform such administrative functions;

      (viii) designating a servicer and/or subservicer for those Mortgage Loans sold to the Company by originators that have elected not to service such Mortgage Loans and arranging for the monitoring and administering of such servicer and subservicer;

      (ix) counseling the Company in connection with policy decisions to be made by the Board of Directors;

      (x) evaluating and recommending hedging strategies to the Board of Directors and, upon approval by the Board of Directors, facilitating the implementation and monitoring the performance of these strategies;

      (xi) supervising compliance with the REIT Provisions of the Code and Investment Company Act status, including setting up a system to monitor hedging activities on a periodic basis for such compliance;

      (xii) establishing quality control procedures for the Mortgage Assets of the Company, including audits of Mortgage Loan underwriting files and the hiring of any agents with such particular knowledge and expertise as may be appropriate to perform any such quality control procedures, and administering, performing and supervising the performance of the quality control procedures of the Company and performing and supervising the performance of such other functions related thereto necessary or advisable to assist in the performance of such procedures and the attainment of the purposes thereof;

      (xiii) upon request by and in accordance with the directions of the Board of Directors, investing or reinvesting any money of the Company;

      (xiv) conducting, or causing to be conducted, a legal document review of each Mortgage Loan acquired to verify the accuracy and completeness of the information contained in the Mortgage Loans, security instruments and other pertinent documents in the mortgage file;

      (xv) providing the Company with data processing, legal and administrative services to the extent required to implement the business strategy of the Company;

      (xvi) providing all actions necessary for compliance by the Company with all federal, state and local regulatory requirements applicable to the Company in respect of its business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports and documents, if any, required under the Securities Exchange Act of 1934, as amended;

      (xvii) providing all actions necessary to enable the Company to make required federal, state and local tax filings and reports and to generally enable the Company to maintain its status as a REIT, including soliciting stockholders for required information to the extent provided in the REIT Provisions of the Code;

      (xviii) communicating on behalf of the Company with the holders of the equity and debt securities of the Company as required to satisfy the reporting and other requirements of any governmental bodies or agencies and to maintain effective relations with such holders; and

      (xix) performing such other services as may be required from time to time for management and other activities relating to the assets of the Company as the Board of Directors shall reasonably request or the Manager shall deem appropriate under the particular circumstances.

Except in certain circumstances, the Manager may not assign its rights and duties under the Management Agreement, in whole or in part, without the written consent of the Company and the consent of a majority of the Company's independent directors who are not affiliated with the Manager.

Servicing of the Mortgage Loans

The Company expects to acquire certain of its Mortgage Loans on a servicing released basis and to act as the servicer of such Mortgage Loans while they are in the Company's Mortgage Asset portfolio. The Manager will monitor the servicing of the Mortgage Loans. Such monitoring will include, but not be limited to, the following: (i) serving as the Company's consultant with respect to the servicing of Mortgage Loans; (ii) collection of information and submission of reports pertaining to the Mortgage Loans and to moneys remitted to the Manager or the Company by any servicer; (iii) periodic review and evaluation of the performance of each servicer to determine its compliance with the terms and conditions of the applicable subservicing or servicing agreement and, if deemed appropriate, recommending to the Company the termination of such agreement; (iv) acting as a liaison between servicers and the Company and working with servicers to the extent necessary to improve their servicing performance; (v) review of and recommendations as to fire losses, easement problems and condemnation, delinquency and foreclosure procedures with regard to the Mortgage Loans; (vi) review of servicer's delinquency, foreclosure and other reports on Mortgage Loans; (vii) supervising claims filed under any mortgage insurance policies;

and (viii) enforcing the obligation of any servicer to repurchase Mortgage Loans from the Company. The Manager may enter into subcontracts with other parties, including its affiliates, to provide any such services for the Manager.

Limits of Responsibility

Pursuant to the Management Agreement, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. The Manager, its directors, officers, stockholders and employees will not be liable to the Company, any issuer of Mortgage Securities, any subsidiary of the Company, the Company's independent directors, the Company's stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Manager is a newly formed company and does not have significant assets other than its interest in the Management Agreement. Consequently, there can be no assurance that the Company would be able to recover any damages for claims it may have against the Manager. The Company has agreed to indemnify the Manager, and its respective directors, officers, stockholders and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the Management Agreement and not constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties. The Management Agreement does not limit or restrict the right of the Manager or any of its officers, directors, employees or affiliates to engage in any business or to render services of any kind to any other person, including the purchase of, or rendering advice to others purchasing Mortgage Assets which meet the Company's policies and criteria, except that the Manager and its officers, directors or employees will not be permitted to provide for any such services to any residential mortgage REIT, other than the Company or another REIT sponsored by the Manager or its affiliates, which has operating policies and strategies different in one or more material respects from those of the Company, as confirmed by a majority of the independent directors of the Company. See "Business Risks -- The Company has Significant Conflicts with, and Is Dependent on, an Affiliate of the Executive Officers of the Company."

Relationship between the Manager and the Company

In addition to the Management Agreement between the Manager and the Company, the Manager also has limited rights in the shares of the Company's Common Stock held by MDC REIT Holdings, Inc. ("Holdings") an intermediate holding company. The Manager contributed $20 million in 1997 to Holdings which used the funds to acquire the shares of the Company's Common Stock. In exchange for its contribution to Holdings, the Manager received a senior right to receive distributions from Holdings equal to 5% per quarter of the capital contributed by the Manager, compounded quarterly to the extent unpaid. After payment of the preference amount in full, the Manager has a right to receive approximately 50% of any remaining distributions in repayment of its capital contribution. The Manager has also been appointed to oversee the day-to-day operations of Holdings. However, after payment in full of its preference amount and return of its capital contribution, the Manager will have no further rights to distributions from Holdings. Holdings' sole asset is its shares of the Company's Common Stock and its sole source of income is dividends declared by the Company.

Management Fees

The Manager will receive an annual base management fee payable monthly in arrears of an amount representing the monthly portion of the per annum percentage of "gross mortgage assets" of the Company and its subsidiaries. These fees shall be applicable during the entire operational stage of the Company's business. The Company will pay to the Manager the following management fees and incentive compensation:

      - 1/8 of 1% per year, to be paid monthly (the "Agency Percentage"), of the principal amount of Agency Securities;

      - 3/8 of 1% per year, to be paid monthly (the "Non-Agency Percentage"), of the principal amount of all other Mortgage Assets; and

      - 25% of the amount by which the Company's net income (calculated prior to deduction of this incentive compensation fee) exceeds the annualized return on equity equal to the average Ten Year U.S. Treasury Rate plus 2%.

The term "gross mortgage assets" means for any month the aggregate book value of the consolidated Mortgage Assets of the Company and its subsidiaries, before allowances for depreciation or credit losses or other similar noncash allowances, computed at the end of such month prior to any dividend distribution made during each month.

The incentive compensation calculation and payment will be made quarterly in arrears. The term "Return on Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter. For such calculations, the "Net Income" of the Company means the net income of the Company determined in accordance with GAAP before the Manager's incentive compensation, the deduction for dividends paid and net operating loss deductions arising from losses in prior periods. A deduction for the Company's interest expenses for borrowed money is taken when calculating Net Income. "Average Net Worth" for any period means
(i) $20,165,000 plus (ii) the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discount and commissions and other expenses and costs relating to the offering, plus the Company's retained earnings (without taking into account any losses incurred in prior periods and excluding amounts reflecting taxable income to be distributed as dividends and amounts reflecting valuation allowance adjustments) computed by taking the daily average of such values during such period. The definition "Return on Equity" is used only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by stockholders. The incentive compensation payments to the Manager will be made before any income distributions are made to the stockholders of the Company.

The Manager's base management fee shall be calculated by the Manager within 15 days after the end of each month, and such calculation shall be promptly delivered to the Company. The Company is obligated to pay the amount of the final base management fee in excess of the amount paid to the Manager at the beginning of the month pursuant to the Manager's good faith estimate within 30 days after the end of each month. The Company shall pay the incentive fee with respect to each fiscal quarter within 15 days following the delivery to the Company of the Manager's written statement setting forth the computation of the incentive fee for such quarter. The Manager shall compute the annual incentive fee within 45 days after the end of each fiscal year, and any required adjustments shall be paid by the Company or the Manager within 15 days after the delivery of the Manager's written computation to the Company.

Termination Fees

The Company may elect to prevent the automatic renewal of the Management Agreement by vote of both a majority of the Board of Directors and a majority of the directors who are not executive officers or employees of the Company followed by delivery of a written notice of non-renewal to the Manager at least 60 days prior to the end of the then-current period of the Management Agreement. The Management Agreement shall terminate at the expiration of the then-current period in which such notice of non-renewal is delivered. Upon non-renewal of the Management Agreement without cause, a termination fee will be payable to the Manager, in an amount equal to the greater of (i) the fair value of the Management Agreement as established by an independent appraiser, or (ii) three times the total of the base and incentive compensation fees paid to the Manager for the four most recently completed calendar quarters ending on or prior to the date of termination. In addition, the Company has the right to terminate the Management Agreement at any time upon the happening of certain specified events, after notice and an opportunity to cure, including a material breach by the Manager of any provision contained in the Management Agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

Expenses

The Company will pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The operating expenses required to be borne by the Manager include the compensation and other employment costs of the Manager's officers in their capacities as such and the cost of office space and out-of-pocket costs, equipment and other personnel required for performance of the Company's day-to-day operations. The expenses that will be paid by the Company will include issuance and transaction costs incident to the acquisition, disposition and financing of investments, regular legal and auditing fees and expenses, the fees and expenses of the Company's directors, premiums for directors' and officers' liability insurance, premiums for fidelity and errors and omissions insurance, subservicing expenses, the costs of printing and mailing proxies and reports to stockholders, and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Manager, will also be required to pay expenses associated with litigation and other extraordinary or non-recurring expenses. Expense reimbursements will be made monthly.

Salary Reimbursements

The Company employs certain employees of the Manager involved in the day-to-day operations of the Company, including the Company's executive officers, so that such employees may maintain certain benefits that are available only to employees of the Company under the Code. These benefits include the ability to receive incentive stock options under the 1997 Stock Option Plan and to participate in the Company's Employee Stock Purchase Plan. In order to receive the aggregate benefits of the Management Agreement originally negotiated between the Company and the Manager, the Company pays the base salaries of such employees and is reimbursed monthly by the Manager for all costs incurred with respect to such payments.

BUSINESS RISKS

Sudden Interest Rate Fluctuations May Reduce Income From Operations

Substantially all of the Company's Mortgage Assets will have a repricing frequency of two years or less, and substantially all of the Company's borrowings will have maturities of six months or less. The interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Assets. Consequently, changes in interest rates may significantly influence the Company's net interest income. While increases in interest rates will generally increase the yields on the Company's adjustable-rate Mortgage Assets, rising rates will also increase the cost of borrowings by the Company. To the extent such costs rise more rapidly than the yields on such Mortgage Assets, the Company's net interest income will be reduced or a net interest loss may result.

Adjustable-rate Mortgage Assets are typically subject to periodic and lifetime interest rate caps which limit the amount an adjustable-rate Mortgage Asset interest rate can change during any given period. The Company's borrowings will not be subject to similar restrictions. Hence, in a period of increasing interest rates, the cost of the Company's borrowings could increase without limitation by caps while the yields on the Company's Mortgage Assets could be limited. Further, some adjustable-rate Mortgage Assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of a lesser amount of cash income on its adjustable-rate Mortgage Assets than is required to pay interest on the related borrowings, which will not have such payment caps. These factors could lower the Company's net interest income or cause a net interest loss during periods of rising interest rates, which would negatively impact the Company's financial condition and results of operations.

Increased Levels of Mortgage Loan Prepayments May Reduce Operating Income

Prepayments of Mortgage Assets could adversely affect the Company's results of operations in several ways. The Company anticipates that a portion of the adjustable-rate Mortgage Assets to be acquired by the Company may bear initial "teaser" interest rates which are lower than their "fully-indexed" rates (the applicable index plus a margin). In the event that such an adjustable-rate Mortgage Asset is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have held the Mortgage Asset during its least profitable period and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate Mortgage Asset. In addition, the prepayment of any Mortgage Asset that had been purchased with a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company's net interest income by such amount. Finally, in the event that the Company is unable to acquire new Mortgage Assets to replace the prepaid Mortgage Assets, the Company's financial condition and results of operations could be materially adversely affected.

Mortgage Asset prepayment rates generally increase when new Mortgage Loan interest rates fall below the interest rates on the adjustable-rate Mortgage Assets. Prepayment experience also may be affected by the geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of an adjustable-rate Mortgage Loan, the ability of the borrower to obtain or convert to a fixed-rate Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during the three quarters ended December 31, 1997 and thereafter, and the Company anticipates that prepayment rates are likely to continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates. Accordingly, the Company's financial condition and results of operations could be materially adversely affected. See "Business -- Risk Management -- Interest Rate Risk Management."

Certain Mortgage Loans acquired by the Company may contain provisions restricting prepayments of such Mortgage Loans and require a charge in connection with the prepayment thereof. Such prepayment restrictions can, but do not necessarily, provide a deterrent to prepayments. Prepayment charges may be in an amount which is less than the figure which would fully compensate the Company for a lower yield upon reinvestment of the prepayment proceeds.

Inability to Acquire Mortgage Assets

The Company's net interest income will depend, in large part, on the Company's ability to acquire Mortgage Assets on acceptable terms and at favorable spreads over the Company's borrowing costs. There can be no assurance that the Company will be able to acquire sufficient Mortgage Assets at spreads above the Company's cost of funds. In acquiring Mortgage Assets, the Company will compete with numerous investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, federal government sponsored agencies such as FHLMC, FNMA and GNMA, and other entities purchasing Mortgage Assets, many of which have greater financial resources than the Company. In addition, there are several REITs similar to the Company and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of Mortgage Assets suitable for purchase by the Company. As it relates to the Freedom Program, the Company competes on the basis of product type. The Company will face competition from others already established in these markets. There can be no assurance that the Company will be able to successfully compete with its competition.

The availability of Mortgage Loans meeting the Company's criteria is dependent upon, among other things, the size of and level of activity in the residential real estate lending market and, in particular, the demand for nonconforming Mortgage Loans. The size and level of activity in the residential real estate lending market depends on various factors, including the level of interest rates, regional and national economic conditions and inflation and deflation in residential property values. To the extent that the Company is unable to acquire a sufficient amount of Mortgage Loans meeting its criteria, the Company's results of operations will be materially adversely affected.

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

Further, the Company does not intend to acquire residual interests issued by REMICs, subordinate interests in Mortgage Securities or interest- only Mortgage Securities, but is not prohibited from doing so under the terms of its Capital Policy. Investments in these types of Mortgage Assets are highly speculative and, accordingly, the risk of loss associated with investments in these types of Mortgage Assets is substantially greater than the risk of loss associated with the Mortgage Assets currently held by the Company. Any investment in such high risk Mortgage Assets could materially adversely affect the Company's financial condition and results of operations. See "Business -- Investments."

Manager's Lack of Prior Experience in Managing a REIT Could Adversely Affect the Company's Business, Financial Condition and Results of Operations; Limited Operating History Does Not Necessarily Predict Future Performance of Company

The Manager has limited experience in managing a REIT or with certain tailored Mortgage Loan products. Although the Company's and the Manager's executive officers have expertise in the acquisition and management of Mortgage Assets, mortgage finance, asset/liability management and the management of corporations in the real estate lending business, there can be no assurance that the past experience of the executive officers will be appropriate to the business of the Company. The lack of prior experience of the Manager in managing a REIT could have a material adverse affect on the business, financial condition and results of operations of the Company. The Company has not yet begun acquiring Mortgage Loans under the Freedom Program.

The Company began operations in February 1997 and, accordingly, has not yet developed an extensive financial history or experienced a wide variety of interest rate fluctuations or market conditions. Consequently, the Company's financial results to date may not be indicative of future results.

Failure to Implement Company's Leverage Strategy May Adversely Affect Results of Operations

The Company currently relies on short term borrowings to fund acquisitions of Mortgage Assets. Accordingly, the ability of the Company to achieve its investment objectives depends on its ability (i) to borrow money in sufficient amounts and on favorable terms, (ii) to renew or replace on a continuous basis its maturing short term borrowings and (iii) to successfully leverage its Mortgage Assets. In addition, the Company is dependent upon a few lenders to provide the primary credit facilities for its purchases of Mortgage Assets. Any failure to obtain or renew adequate funding under these facilities or other financings on favorable terms, could reduce the Company's net interest income and have a material adverse effect on the Company's operations. The Company has no long term commitments with its lenders.

In the event the Company is not able to renew or replace maturing borrowings, the Company could be required to sell Mortgage Assets under adverse market conditions and could incur losses as a result. In addition, in such event, the Company may be required to terminate hedge positions, which could result in further costs to the Company. Any event or development, such as a sharp rise in interest rates or increasing market concern about the value or liquidity of a type or types of Mortgage Assets in which the Company's Mortgage Asset portfolio is concentrated, will reduce the market value of the Mortgage Assets, which would likely cause lenders to require additional collateral. A number of such factors in combination may cause difficulties for the Company, including a possible liquidation of a major portion of the Company's Mortgage Assets at disadvantageous prices with consequent losses, which could have a material adverse effect on the Company and could render it insolvent.

Lenders will have claims on the Company's assets superior to the claims of the holders of the Company's Common Stock and may require that the Company agree to covenants that could restrict its flexibility in the future and limit the Company's ability to pay dividends. In the event of the insolvency or bankruptcy of the Company, any creditor under a reverse repurchase agreement may be allowed to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender may be permitted to repudiate the contract, and the Company's claim against the lender for damages therefrom may be treated simply as one of the unsecured creditors. Should this occur, the Company's claims would be subject to significant delay and, if received, may be substantially less than the damages actually suffered by the Company.

Due to the underlying loan to collateral values established by the Company's lenders, the Company may be subject to calls for additional capital in the event of adverse market conditions. Such conditions include (i) higher than expected levels of prepayments on Mortgage Loans and (ii) sudden increases in interest rates. To the extent that the Company is highly leveraged, it may not be able to meet its loan to collateral value requirements, which may result in losses to the Company. There can be no assurance that the Company will not face a call for additional capital. See "Business -- Funding," and " -- Capital Guidelines."

The Company's Capital Policy, which is set by the Company's Board of Directors, requires the Company to maintain a minimum equity capital of between 8% and 12%. However, the Company is not subject to additional statutory, regulatory or third party limitations on incurring debt. Accordingly, there are no restrictions on the Company's ability to incur debt and there can be no assurance that the level of debt that the Company is authorized to incur pursuant to its current Capital Policy will not be increased by the Board of Directors. See "Policies and Strategies May Be Revised at the Discretion of the Board of Directors."

Failure To Successfully Manage Interest Rate Risks May Adversely Affect Results of Operations

The Company will follow a program intended to protect against interest rate changes. However, developing an effective interest rate risk management strategy is complex and no management strategy can completely insulate the Company from risks associated with interest rate changes. In addition, hedging involves transaction costs. In the event the Company hedges against interest rate risks, the Company may substantially reduce its net income. Further, the federal tax laws applicable to REITs may limit the Company's ability to fully hedge its interest rate risks. Such federal tax laws may prevent the Company from effectively implementing hedging strategies that, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates. See "Business -- Risk Management -- Interest Rate Risk Management."

In the event that the Company purchases interest rate caps or other interest rate derivatives to hedge against lifetime, periodic rate or payment caps, and the provider of such caps on interest rate derivatives becomes financially unsound or insolvent, the Company may be forced to unwind such caps on its interest rate derivatives with such provider and may take a loss thereon. Further, the Company could suffer the adverse consequences that the hedging transaction was intended to protect against. Although the Company intends to purchase interest rate caps and derivatives only from financially sound institutions and to monitor the financial strength of such institutions on a periodic basis, no assurance can be given that the Company can avoid such third party risks.

Currently, the Company has entered into hedging transactions which seek to protect only against the Mortgage Securities lifetime rate caps and not against periodic rate caps or unexpected payments. In addition, the Company's lifetime cap hedges are for a two year period which does not begin until the second quarter of 1998. Accordingly, the Company may not be adequately protected against risks associated with interest rate changes and such changes could adversely affect the Company's financial condition and results of operations.

The Company Has Significant Conflicts with, and Is Dependent on, an Affiliate of the Executive Officers of the Company

The Company is subject to conflicts of interest with the Manager and its executive officers. The executive officers of the Company generally will also be executive officers, employees and stockholders of the Manager, and will therefore be affiliated with the Manager. The Manager will manage the day-to-day operations of the Company. Accordingly, the Company's success will depend in significant part on the Manager. Under the Management Agreement, the Manager will receive an annual base management fee payable monthly in arrears and the Manager will have the opportunity to earn incentive compensation under the Management Agreement based on the Company's annualized net income. The ability of the Company to achieve the performance level required for the Manager to earn the incentive compensation is dependent upon the level and volatility of interest rates, the Company's ability to react to changes in interest rates and to implement the operating strategies described herein, and other factors, many of which are not within the Company's control. In evaluating Mortgage Assets for investment and other strategies, an undue emphasis on maximizing income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation for the Manager, could result in increased risk to the value of the Company's Mortgage Asset portfolio. See "Management and Termination Fees."

The Management Agreement does not limit or restrict the right of the Manager or any of its officers, directors, employees or affiliates to engage in any business or to render services of any kind to any other person, including purchasing, or rendering advice to others purchasing, Mortgage Assets which meet the Company's policies and criteria, except that the Manager and its officers, directors, or employees will not be permitted to provide any such services to any REIT which invests primarily in residential Mortgage Assets, other than the Company.

Borrower Credit May Decrease Value of Mortgage Loans

A portion of the Company's Mortgage Assets consist of Mortgage Loans. Accordingly, during the time it holds Mortgage Loans, the Company is subject to increased credit risks, including risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property, and the amount owing on the Mortgage Loan, less any payments from an insurer or guarantor. Defaulted Mortgage Loans will also cease to be eligible collateral for borrowings, and will have to be financed by the Company out of other funds until ultimately liquidated. Although the Company intends to establish an allowance for Mortgage Loan losses in amounts adequate to cover these risks, in view of its limited operating history and lack of experience with the Company's current Mortgage Loans and Mortgage Loans that may be acquired pursuant to the Freedom Program, there can be no assurance that any allowance for Mortgage Loan losses which are established will be sufficient to offset losses on Mortgage Loans in the future. See "Business - Investments."

Credit risks associated with non-conforming Mortgage Loans, especially sub-prime Mortgage Loans, may be greater than those associated with Mortgage Loans that conform to FNMA and FHLMC guidelines. The principal difference between non-conforming sub-prime Mortgage Loans and conforming Mortgage Loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the types of properties securing the Mortgage Loans, loan sizes and the mortgagors' occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming Mortgage Loans are often higher than those charged for conforming Mortgage Loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming Mortgage Loans and could have an adverse effect on the Company to the extent that the Company invests in such Mortgage Loans or securities secured by such Mortgage Loans.

Even assuming that properties secured by the Mortgage Loans held by the Company provide adequate security for such Mortgage Loans, substantial delays could be encountered in connection with the foreclosure of defaulted Mortgage Loans, with corresponding delays in the receipt of related proceeds by the Company. State and local statutes and rules may delay or prevent the Company's foreclosure on or sale of the mortgaged property and may prevent the Company from receiving net proceeds sufficient to repay all amounts due on the related Mortgage Loan. In addition, the Company's servicing agent may be entitled to receive all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated Mortgage Loans, thereby reducing amounts available to the Company. Some properties which will collateralize the Company's Mortgage Loans may have unique characteristics or may be subject to seasonal factors which could materially prolong the time period required to resell such properties. See " -- Characteristics of Underlying Property May Decrease Value of Mortgage Loans."

Characteristics of Underlying Property May Decrease Value of Mortgage Loans

The Company anticipates that in the future a portion of its Mortgage Assets will consist of tailored Mortgage Loans acquired pursuant to the Freedom Program. These Mortgage Loans will have certain distinct risk characteristics and generally lack standardized terms, which may complicate their structure. The underlying properties themselves may be unique and more difficult to value than typical residential properties.


Although the Company intends to seek geographic diversification of the properties which are collateral for the Company's Mortgage Loans, it does not intend to set specific diversification requirements (whether by state, zip code or other geographic measure). Concentration in any one geographic area will increase the exposure of the Company's Mortgage Assets to the economic and natural hazard risks associated with that area.

Certain properties securing Mortgage Loans may be contaminated by hazardous substances resulting in reduced property values. If the Company forecloses on a defaulted Mortgage Loan collateralized by such property, the Company may be subject to environmental liabilities regardless of whether the Company was responsible for the contamination. The results of the Company's bulk purchase program and the Freedom Program may also be affected by various factors, many of which are beyond the control of the Company, such as (i) local and other economic conditions affecting real estate values, (ii) the ability of tenants to make lease payments, (iii) the ability of a property to attract and retain tenants, (iv) interest rate levels and the availability of credit to refinance such Mortgage Loans at or prior to maturity, and (v) increased operating costs, including energy costs, real estate taxes and costs of compliance with regulations.

Dependence on Key Personnel for Successful Operations

The Company's operations depend in significant part upon the skill and experience of John Robbins and Jay Fuller. Although these executive officers currently have employment agreements with the Manager, there can be no assurance of the continued employment of such officers. The Company is also dependent on other key personnel and on its ability to continue to attract, retain and motivate qualified personnel. The loss of any key person could have a material adverse effect on the Company's business, financial condition and results of operations.

Failure to Manage Expansion May Adversely Affect Results of Operations

The Company's expansion as a result of its investment of the net proceeds of the Company's initial public offering may cause a significant strain on the Company's and the Manager's financial, management and other resources. To manage the Company's growth effectively, the Company and the Manager must continue to improve and expand their existing resources and management information systems and attract, train and motivate qualified personnel. If the Company and the Manager are unable to manage growth effectively, the Company's financial conditions and results of operations may be adversely affected.

In order to further develop the Freedom Program, the Manager must significantly expand its level of operations. The Company's operating results may be adversely affected if the Company is not able to acquire a significant number of Mortgage Loans directly from Correspondents pursuant to the Freedom Program.

The Company may require up to six months to complete the implementation of its financing strategy and increase its investment in Mortgage Assets to the desired level. Until such level is achieved, the net interest income on the Company's Mortgage Asset portfolio is expected to be lower than would be the case if its financing strategy were fully implemented. Further, the Company may acquire new Mortgage Assets with coupons that are initially low relative to prevailing short term interest rates. As a result, the Company's interest income may be lower during periods of rapid growth in the Company's Mortgage Assets.

Real Estate Market Conditions May Adversely Affect Results of Operations

The Company's business may be adversely affected by periods of economic slowdown or recession which may be accompanied by declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of Mortgage Loans previously made, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. In addition, delinquencies, foreclosures and losses generally increase during economic slowdowns and recessions.

Investments in Mortgage Assets May Be Illiquid

Although the Company expects that a majority of the Company's investments will be in Mortgage Assets for which a resale market exists, certain of the Company's investments may lack a regular trading market and may be illiquid. In addition, during turbulent market conditions, the liquidity of all of the Company's Mortgage Assets may be adversely impacted. There is no limit to the percentage of the Company's investments that may be invested in illiquid Mortgage Assets. In the event the Company requires additional cash as a result of a margin call pursuant to its financing agreements or otherwise, the Company may be required to liquidate Mortgage Assets on unfavorable terms. The Company's inability to liquidate Mortgage Assets could render it insolvent.

Policies and Strategies May Be Revised at the Discretion of the Board of
Directors

The Board of Directors has established the investment policies, operating policies and strategies of the Company. These policies and strategies may be modified or waived by the Board of Directors without stockholder consent. Further, the Board of Directors is not limited by the Company's Articles of Amendment and Restatement ("the Charter") or Bylaws in determining the Company's policies and strategies. Accordingly, investors are not able to evaluate the credit or other risks which may be applicable to the Mortgage Assets to be acquired by the Company. A change in the Company's policies and strategies could adversely affect the Company's business, financial condition and results of operations.

The Company does not currently intend to (i) issue senior securities, (ii) make loans to other persons, (iii) invest in the securities of others for the purpose of exercising control, (iv) underwrite securities of other issuers, (v) offer securities in exchange for property or (vi) repurchase or otherwise reacquire its shares or other securities.

The Manager and Certain Affiliates Will Control Approximately 20% of Outstanding Shares of the Company

The Company's directors and officers, the Manager and certain of their affiliates beneficially own or have the right to control approximately 20% of the Company's outstanding shares of Common Stock. Accordingly, these stockholders may continue to exert significant influence over the outcome of most corporate actions requiring stockholder approval, including the election of directors and the approval of transactions involving a change in control of the Company.

Failure to Maintain REIT Status May Subject Company to Corporate Level Tax

The Company intends at all times to operate so as to qualify as a REIT for federal income tax purposes. To qualify as a REIT, the Company must satisfy certain tests related to the nature of its assets and income and it must also distribute substantially all of its income (as specially defined for these purposes) to its stockholders. If the Company fails to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, the Company would be subject to federal income tax as a regular, domestic corporation, and its stockholders would be subject to tax in the same manner as stockholders of such corporation. Distributions to stockholders in any years in which the Company fails to qualify as a REIT would not be deductible by the Company in computing its taxable income. As a result, the Company could be subject to income tax liability, thereby significantly reducing or eliminating the amount of cash available for distribution to its stockholders. Further, the Company could also be disqualified from re-electing REIT status for the four taxable years following the year during which it became disqualified.

No assurance can be given that future legislation, regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to the Company's qualification as a REIT or the federal income tax consequences of such qualification, which changes may reduce or eliminate the Company's advantage over other companies not organized as REITs. See "Federal Income Tax Considerations."

Market for Common Stock May be Limited and Market Price May Fluctuate

The market price of the Company's Common Stock is likely to be influenced by any variations between the net yield on the Company's Mortgage Assets and prevailing market interest rates. The Company's net income will be derived primarily from any positive spread between the yield on the Company's Mortgage Assets and the cost of the Company's borrowings. Such positive spread will not necessarily be greater in high interest rate environments than in low interest rate environments. However, in periods of high interest rates, the net income of the Company, and therefore the dividend yield on the Company's Common Stock, may be less attractive compared with alternative investments, which could negatively impact the price of the Company's Common Stock. If the dividend yield on the Company's Common Stock declines, or if prevailing market interest rates rise, the market price of the Company's Common Stock may be adversely affected. Accordingly, fluctuations in interest rates could have a material adverse affect on the trading market for the Company's Common Stock. See " -- Sudden Interest Rate Fluctuations May Reduce Income From Operations," "- Inability to Acquire Mortgage Assets" and "- Failure to Successfully Manage Interest Rate Risks May Adversely Affect Results of Operations."

Failure to Qualify for Exemption Under Investment Company Act Would Result in Significant Regulatory Burden

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. However, if the Company fails to qualify for exemption from registration as an investment company, its ability to use leverage would be substantially reduced, and it would be unable to conduct its business as described herein. Any such failure to qualify for such exemption could have a material adverse effect on the Company.

The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Under the current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Mortgage Loans, qualifying Mortgage Securities and certain other qualifying interests in real estate. In addition, unless certain Mortgage Securities represent all the certificates issued with respect to an underlying pool of Mortgage Loans, such Mortgage Securities may be treated as securities separate from the underlying Mortgage Loans and, thus, may not qualify for purposes of the 55% requirement. As of August 31, approximately 30% of the Company's Mortgage Securities were partial-pool Mortgage Securities which may be treated as securities separate from the underlying Mortgage Loans. Therefore, the Company's ownership of certain Mortgage Assets may be limited by the provisions of the Investment Company Act.

Future Offerings of Common Stock May Affect Market Price of Common Stock

The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, Common Stock, commercial paper, medium-term notes, CMOs and senior or subordinated notes. All debt securities and classes of preferred stock will be senior to the Common Stock in a liquidation of the Company. The effect of additional equity offerings may be the dilution of the equity of stockholders of the Company or the reduction of the price of the Company's Common Stock, or both. The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors. There can be no assurance that the Company will be able to raise the capital it will require through such offerings on favorable terms or at all. The inability of the Company to obtain needed sources of capital on favorable terms could have a material adverse affect on the Company. See "Business -- Funding."

Ownership of Common Stock May be Restricted

In order that the Company may meet the requirements for qualification as a REIT at all times, the Company's Charter prohibits any person from acquiring or holding, directly or indirectly, shares of Common Stock in excess of 9.9% in value of the aggregate of the outstanding shares of Common Stock of the Company. The Company's Charter further prohibits (i) any person from beneficially or constructively owning shares of Common Stock that would result in the Company being "closely held" under Section 856(h) of the Internal Revenue Code of 1986, as amended (the "Code") or otherwise cause the Company to fail to qualify as a REIT, and (ii) any person from transferring shares of Common Stock if such transfer would result in shares of Common Stock being owned by fewer than 100 persons. If any transfer of shares of Common Stock occurs which, if effective, would result in any transfer or ownership limitations, then that number of shares of Common Stock the beneficial or constructive ownership of which otherwise would cause such person to violate such limitations (rounded to the nearest whole shares) shall be automatically transferred to a trustee as trustee of a trust for the exclusive benefit of one or more charitable beneficiaries, and the intended transferee shall not acquire any rights in such shares. Subject to certain limitations, the Board of Directors may increase or decrease the ownership limitations or waive the limitations for individual investors.

Every owner of more than 5% (or such lower percentage as required by the Code or the regulations promulgated thereunder) of the Company's Common Stock, within 30 days after the end of each taxable year, is required to give written notice to the Company stating the name and address of such owner, the number of shares of Common Stock of the Company beneficially owned and a description of the manner in which such shares are held. Each such owner shall provide to the Company such additional information as the Company may request in order to determine the effect, if any, of such beneficial ownership on the Company's status as a REIT and to ensure compliance with the ownership limitations.

These provisions may inhibit market activity and the resulting opportunity for the holders of the Company's Common Stock to receive a premium for their stock that might otherwise exist in the absence of such provisions. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain ownership of more than 9.9% of the Company's Common Stock. Further, a violation of the ownership limitations of the Common Stock of the Company could result in the Company's loss of its REIT status. A loss of its REIT status could have a material adverse affect on the Company. See " -- Failure to Maintain REIT Status May Subject Company to Corporate Level Tax."

Default of Manager under Securities Purchase Agreement; Restrictive Covenants

In connection with the private financing of the Manager and the Company, the Company, the Manager and Holdings entered into a Securities Purchase Agreement dated as of February 11, 1997 (the "Securities Purchase Agreement") with the institutional investors therein (the "Investors") providing for, among other things, the purchase by the Investors of senior secured notes of the Manager due February 11, 2002 (the "Notes"). Pursuant to the Securities Purchase Agreement, the Company must comply with various covenants, including covenants restricting the Company's investment, hedging and leverage policies, leverage ratio and indebtedness levels, and business and tax status. These restrictions may limit the Company's ability to adequately respond to changing market conditions, even when such changes may be in the best interest of the Company, which could have a material adverse effect on the Company's financial condition and results of operations.

If the Manager defaults on its obligations with respect to the Notes, such default may result in a default and termination of the Management Agreement, in which case the operations of the Company could be materially and adversely affected pending either the engagement of a new manager or the development internally of the resources necessary to manage the operation of the Company. In addition, Holdings has pledged 1.6 million shares of its Common Stock of the Company to secure the Manager's obligations under the Securities Purchase Agreement. Upon a default under the Securities Purchase Agreement, the pledged shares will be transferred to the holders of the Notes, who will then have certain demand registration rights.

Limitations on Acquisition and Change in Control

The Charter and Bylaws of the Company contain a number of provisions, and the Board of Directors has taken certain actions, that could impede a change in control of the Company. These provisions include the following:

Staggered Board of Directors. The Board of Directors of the Company has three classes of directors. The staggered terms for directors may adversely affect the stockholders' ability to cause a change in control of the Company, even if a change in control were in the interest of some, or a majority, of the stockholders.

Capital Stock. The Charter authorizes the Board of Directors to create new classes and series of securities and to establish the preferences and rights of any such classes and series. The issuance of securities by the Board of Directors pursuant to this Charter provision could have the effect of delaying or preventing a change in control of the Company, even if a change in control were in the interest of some, or a majority, of the stockholders.

Statutory Provisions. Under the Maryland General Corporation Law (the "MGCL"), unless exempted by action of the Board of Directors, certain "business combinations" between a Maryland corporation and a stockholder holding 10% or more of the corporation's voting securities (an "Interested Stockholder") are subject to certain conditions, including approval by a super-majority vote of all voting stock, excluding those held by the Interested Stockholder or any affiliate thereof, and may not occur for a period of five years after the stockholder becomes an Interested Stockholder. Accordingly, certain business combinations may be impeded or prohibited, even if such a combination may be in the interest of some, or a majority, of the Company's stockholders. The MGCL also provides that "control shares" may be voted only upon approval of two-thirds of the outstanding stock of the corporation, excluding the control shares and shares held by affiliates of the corporation. Under certain circumstances, the corporation also may redeem the control shares for cash and, in the event that control shares are permitted to vote, the other stockholders of the corporation are entitled to appraisal rights.

These provisions may inhibit market activity and the resulting opportunity for stockholders of the Company to receive a premium for their shares of the Company's Common Stock that might otherwise exist if any person were to attempt to assemble a block of shares of Common Stock in excess of the number of shares permitted under the Charter. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain ownership of more than 9.9% of the outstanding shares of Common Stock.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table presents certain information concerning the executive officers of the Company:

               NAME                          AGE   POSITION(1)
               ----                        ------  -----------
               John M. Robbins(2) ......      50   Chairman of the Board, Chief
                                                   Executive Officer

               Jay M. Fuller(2)  .......      47   President, Chief Operating
                                                   Officer

               Mark A. Conger  .........      38   Executive Vice President and
                                                   Chief Financial Officer

               John Dahl ...............      44   Executive Vice President,
                                                   Capital Markets and Loan
                                                   Production

               Rollie O. Lynn  .........      44   Senior Vice President,
                                                   Capital
                                                   Markets

               Lisa S. Faulk ...........      40   Senior Vice President,
                                                   Operations

__________

(1)   Each executive officer holds the same position with the Manager.

(2)   Mr. Robbins and Mr. Fuller are founders of the Company.

     JOHN M. ROBBINS has served as Chairman of the Board of Directors and Chief Executive Officer and Director of the Company since its formation in February 1997. Prior to joining the Company, Mr. Robbins was Chairman of the Board of American Residential Mortgage Corporation ("AMRES Mortgage"), a mortgage origination company not affiliated with the Company from 1990 until 1994 and President of AMRES Mortgage from the time he co-founded it in 1983 until 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1973. Mr. Robbins has served two terms on the Board of Governors and the Executive Committee of the Mortgage Association of America, and has served on FNMA's National Advisory Board. Mr. Robbins also serves as a director of Pacific Research & Engineering Corporation, Garden Fresh Restaurant Corporation, National Bankcard and the University of San Diego.

     JAY M. FULLER has served as President, Chief Operating Officer and Director of the Company since its formation in February 1997. Prior to joining the Company, Mr. Fuller served as President of Victoria Mortgage from 1995 to 1996. Mr. Fuller was an Executive Vice President and Chief Administration Officer of AMRES Mortgage from 1985 to 1994 and Senior Vice President from 1983 to 1985. In these capacities, at various times, Mr. Fuller was responsible for, among other things, Mortgage Loan originations and servicing for AMRES Mortgage. Mr. Fuller has worked in the mortgage banking industry continuously since 1975. Mr. Fuller currently serves as President of Friends of Santa Fe Christian Schools.

     MARK A. CONGER has served as Senior Vice President and Chief Financial Officer of the Company since its formation in February 1997 and recently became an Executive Vice President. From 1994 through 1997 Mr. Conger was the sole proprietor and manager of an unrelated business. Mr. Conger was a Senior Vice President, Finance, of AMRES Mortgage from 1992 to 1994 responsible for the areas of accounting, treasury and corporate planning. He was a Vice President of AMRES Mortgage from 1987 to 1992 responsible for corporate planning and human resources. Prior to joining AMRES Mortgage, Mr. Conger was an Assistant Vice President, Accounting, for Imperial Savings Association from 1985 to 1987 and an auditor for KPMG Peat Marwick LLP from 1981 to 1985. Mr. Conger has worked in the mortgage banking industry for ten years. Mr. Conger received a Bachelor of Science degree from the University of Missouri in 1981 and is a Certified Public Accountant.

     JOHN DAHL has served as Executive Vice President, Capital Markets and Loan Production, of the Company since October 1997. Prior to joining the Company, Mr. Dahl served as Managing Director of First Union Capital Markets Corporation from 1995 to 1997, responsible for marketing capital markets products and services to corporate customers and prospects in diversified industries on the west coast, and the speciality finance industry on a national basis. Prior to joining First Union, Mr. Dahl served as Managing Director of First Chicago from 1988 to 1995, responsible for marketing financial and operating services to corporate customers and prospects in the mortgage banking industry. Mr. Dahl has worked in the real estate and financial services industries continuously since 1976. Mr. Dahl received his Bachelor of Science degree in 1976 from Northern Illinois University and his Masters in Business Administration degree from San Francisco State University in 1979.

     ROLLIE O. LYNN has served as Senior Vice President, Capital Markets, responsible for the areas of portfolio management for the Company since its formation in February 1997. Prior to joining the Company, Mr. Lynn served as Vice President, Capital Markets, of Long Beach Mortgage Company responsible for managing, hedging and trading the firm's sub-prime residential Mortgage Loans. Prior to joining Long Beach Mortgage, Mr. Lynn served as Vice President, Secondary Marketing, of AMRES Mortgage from 1991 to 1994, as Vice President, Capital Markets, of Imperial Savings from 1988 to 1992, and as Vice President of Great American First Savings Bank of San Diego from 1985 to 1988. Mr. Lynn has worked in the mortgage banking business continuously since 1977. Mr. Lynn received two Bachelor of Arts degrees in 1976 from California State University at Chico. Mr. Lynn is a licensed real estate broker in the State of California.

     LISA S. FAULK has served as Senior Vice President, Operations, of the Company since October 1997. Prior to joining the Company, Ms. Faulk served as Vice President, Conduit Underwriting, for Advanta Mortgage Corporation where she managed the Conduit Division's underwriting, funding and processing functions in the non-conforming credit markets. Ms. Faulk was Vice President, Manager Credit Risk Review, for Homefed Bank, Federal Savings Bank from 1984 to 1993.

                                    GLOSSARY

AS USED IN THIS FORM 10-K, THE CAPITALIZED AND OTHER TERMS LISTED BELOW HAVE THE MEANINGS INDICATED.

"AGENCY SECURITIES" means mortgage participation certificates issued by FHLMC, FNMA or GNMA. These securities entitle the holder to receive a pass-through of principal and interest payments on the underlying pool of Mortgage Loans and are issued or guaranteed by federal government sponsored agencies.

"CAPITAL CUSHION" is a term defined in the Company's Capital Policy. It represents the equity reserve amount assigned to each Mortgage Asset which is adjusted based upon the Company's assessment of the risk of delinquency, default or loss on such Mortgage Asset.

"CAPITAL POLICY" means the policy established by the Company which limits Management's ability to acquire additional Mortgage Assets during such times that the actual capital base of the Company is less than a required amount defined in the policy. The required amount is the sum the "haircuts" required by the Company's secured lenders (the required haircut) and the additional capital levels called for under the policy which are determined with reference to the various risks inherent in the Company's Mortgage Assets (the liquidity capital cushion).

"CODE" means the Internal Revenue Code of 1986, as amended.

"COUPON RATE" means, with respect to Mortgage Assets, the annualized cash interest income annually received from the asset, expressed as a percentage of the face value of the asset.

"EARNING ASSETS" means, with respect to Mortgage Assets, the annualized cash interest income actually received from the asset, expressed as a percentage of the face value of the asset.

"EQUITY-FUNDED LENDING" means the portion of the Company's earning assets acquired using the Company's equity capital.

"FHLMC" means the Federal Home Loan Mortgage Corporation.

"FNMA" means the Federal National Mortgage Association"

"FULLY-INDEXED RATE" means, with respect to adjustable-rate Mortgage Assets, the rate that would be paid by the borrower ("gross") or received by the Company as owner of the Mortgage Assets ("net") if the coupon rate on the adjustable-rate Mortgage Assets were able to adjust immediately to a market rate without being subject to adjustment periods, periodic caps, or life caps. It is equal to the current yield of the adjustable-rate Mortgage Assets index plus the gross or net margin.

"GNMA" means the Government National Mortgage Association.

"INTEREST RATE ADJUSTMENT INDICES" means, in the case of Mortgage Assets, any of the objective indices based on the market interest rates of a specified debt instrument (such as United States Treasury Bills in the case of the Treasury Index and United States dollar deposits in London in the case of LIBOR) or based on the average interest rate of a combination of debt instruments (such as the 11th District Cost of Funds Index), used as a reference base to reset the interest rate for each adjustment period on the Mortgage Asset, and in the case of borrowings, is used herein to mean the market interest rates of a specified debt instrument (such as reverse repurchase agreements for Mortgage Securities) as well as any of the objective indices described above that are used as a reference base to reset the interest rate for each adjustable period under the related borrowing instrument.

"INTEREST RATE ADJUSTMENT PERIOD" means, in the case of Mortgage Assets, the period of time set forth in the debt instrument that determines when the interest rate is adjusted and, with respect to borrowings, is used to mean the term to maturity of a short term, fixed-rate debt instrument (such as a 30-day reverse repurchase agreement) as well as the period of time set forth in a long term, adjustable-rate debt instrument that determines when the interest rate is adjusted.

"LIFETIME INTEREST RATE CAP" or "LIFE CAP" means the maximum coupon rate that may accrue during any period over the term of an adjustable-rate Mortgage Loan or, in the case of a Mortgage Security, the maximum weighted average coupon rate that may accrue during any period over the term of such Mortgage Security.

"LIQUIDITY CAPITAL CUSHION" is a term defined in the Company's Capital Policy. It represents a portion of the capital the Company is required to maintain as part of this policy in order to continue to make asset acquisitions. The liquidity capital cushion is that part of the required capital base which is in excess of the Company's haircut requirements.

"MORTGAGE ASSETS" means Mortgage Securities and Mortgage Loans.

"MORTGAGE LOANS" means Mortgage Loans secured by residential or mixed use properties.

"MORTGAGE SECURITIES" means Agency Securities and Privately Issued Securities.

"NONCONFORMING MORTGAGE LOANS" means conventional single-family and multifamily Mortgage Loans that do not conform to one or more requirements of CHLMC or FNMA for participation in one or more of such agencies' mortgage loss credit support programs.

"PERIODIC INTEREST RATE CAP" or "PERIODIC CAP" means the maximum change in the coupon rate permissible under the terms of the loan at each coupon adjustable date. Periodic caps limit both the speed by which the coupon rate can adjust upwards in a rising interests rat environment and the speed by which the coupon rate can adjust downwards in a falling rate environment.

"PRIVATELY ISSUED SECURITIES" means mortgage participation certificates issued by certain private institutions. These securities entitle the holder to receive a pass-through of principal and interest payments on the underlying pool of Mortgage Loans and are issued or guaranteed by the private institution.

"REIT PROVISIONS OF THE CODE" means sections 856 through 860 of the Code.

"REMIC" means Real Estate Mortgage Investment Conduit.

"SPREAD LENDING" means the portion of the Company's earning assets acquired using borrowed funds.

"TEN YEAR U.S. TREASURY RATE" for a quarterly period shall mean the arithmetic average of the weekly per annum Ten Year Average Yields published by the Federal

"UNCOMMITTED REVERSE REPURCHASE AGREEMENTS" means the credit extended under the respective reverse repurchase agreement may be withdrawn at any time after each 30-day rolling renewal period, whether the Company is in compliance with the terms of the reverse repurchase agreement or not.

Reserve Board during such quarter. In the event that the Federal Reserve Board does not publish a weekly per annum ten Year Average Yield during any week in a quarter, then the Ten Year U.S. Treasury Rate for such week shall be the weekly per annum Ten Year Average Yield published by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company for such week. In the event that the Company determines in good faith that for any reason the Company cannot determine the Ten Year U.S. Treasury Rate for any quarter as provided above, then the Ten Year U.S. Treasury Rate for such quarter shall be the arithmetic average of the Per Annum average yields to maturity based upon the daily closing bids during such quarter for each of the issues of actively traded marketable U.S. treasury fixed interest rate securities (other than securities which can, at the option of the holder, be surrendered at face value in payment of any federal estate tax) with a final maturity date not less than eight nor more than twelve years from the date of each such quotation, as chosen and for each business day or less frequently if daily quotations shall not be generally available in each such quarterly period in New York City and quoted to the Company by at least three recognized dealers in U.S. Government securities selected by the Company.

ITEM 2. PROPERTIES

The Company's and the Manager's executive offices are located at 445 Marine View Avenue, Suite 230, Del Mar, California. The Company and the Manager currently occupy approximately 7,000 square feet of space. The Manager leases facilities pursuant to a lease expiring in March 2000. Management believes that these facilities are adequate for the Company's and the Manager's foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 1997, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 3, 1997, the stockholders of the Company unanimously approved by written consent the reservation of an additional One Hundred Twenty Thousand (120,000) shares of Common Stock, for an aggregate of Four Hundred Seventy Four Thousand Eight Hundred (474,800) shares, for issuance upon exercise of options granted under the Company's 1997 Stock Option Plan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock began trading on October 29, 1997 and is traded on the New York Stock Exchange under the trading symbol INV. As of December 31, 1997, the Company had 8,114,000 shares of Common Stock issued and outstanding which was held by 39 holders of record.

The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of Common Stock as reported on the New York Stock Exchange composite tape Common Stock.


                                                                               Stock Prices
                                                                               ------------
              1997                                                    High       Low         Close
              ----                                                    ----       ---         -----
              Fourth Quarter ended December 31, 1997                  16 5/8     11 7/16     11 7/8

The Company intends to pay quarterly dividends and to make such distributions to its stockholders in amounts such that all or substantially all of its taxable income in each year (subject to certain adjustments) is distributed so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.

The following table sets forth, for the dates indicated, the dividends paid in 1997:

                                            Cash Dividend
                                            -------------
             Date                               Date                              Amount
           Declared                            Payable                           Per Share
           --------                            -------                           ---------
           12/19/97                            1/21/98                             0.16
           10/21/97                           10/29/97                             0.32
            7/17/97                            7/17/97                             0.27
            5/1/97                             5/1/97                              0.09


ITEM 6. SELECTED FINANCIAL DATA

Changes in Securities and Use of Proceeds

The Company registered 7,475,000 shares of Common Stock, par value $0.01 (the "Shares") on registration statement No. 333-33679 which was declared effective on October 27, 1997 (the "Offering"). 6.5 million shares were sold on October 29, 1997.

The Offering terminated prior to the sale of the remaining 975,000 shares which were subject to an over-allotment option.

The co-managing underwriters of the Offering were PaineWebber Incorporated, Oppenheimer & Co., Inc., EVEREN Securities, Inc. and Sutro & Co. Incorporated.

The Company registered 7,475,000 Shares with an aggregate offering price of $112.1 million (or $15.00 per share) and sold 6.5 million shares at an aggregate offering price of $97.5 million.

Through December 31, 1997, the Company incurred the following expenses in connection with the Offering:

          Underwriting discounts and commissions      $6,338,000
          Expenses paid to underwriters                  487,000
          Other expenses (audit, legal, etc.)            973,000
                                                       ---------
                    Total expenses                     7,798,000
                                                       =========


The net offering proceeds to the Company after deducting the total expenses above were $ 89,702,000.

The Company's use of Net Proceeds through December 31, 1997 was as follows:

          Acquisition of Mortgage Securities      $17,875,000
          Acquisition of Mortgage Loans            10,813,000
          Prepayment of indebtedness               61,014,000
                                                  -----------
                    Total                         $89,702,000
                                                  ===========

No amounts paid as expenses or pursuant to the use of proceeds described above were paid directly or indirectly to directors or officers of the Company or their associates; to persons owning ten percent (10%) or more of the Company's Common Stock; or to affiliates of the Company.

The Company's use of proceeds through December 31, 1997 substantially conformed to the intended use of proceeds described in the Company's prospectus related to the Offering. The Company's intended use of proceeds as stated in its prospectus was the acquisition of Mortgage Assets and for working capital purposes. Although the Company has used a substantial portion of the proceeds to repay debt, the debt repaid was debt incurred to acquire Mortgage Assets. Because those Mortgage Assets are now funded with equity capital, the Company may use such Mortgage Assets to help finance the acquisition of additional Mortgage Assets funded with debt. Accordingly, the Company anticipates that the prepayment of debt is temporary.

On February 11, 1997, in connection with the founding of the Company, Holdings, Mr. Robbins and Mr. Fuller each purchased 1.6 million, 8,000 and 6,000 shares, respectively, of the Company's Common Stock at an aggregate price of $20 million, $100,000 and $75,000, respectively, paid in cash.

The sale of securities to Holdings, Mr. Robbins and Mr. Fuller was exempt from registration under the Securities Act pursuant to Section 4(2).

Selected Financial Data

The following selected Statement of Operations and Balance Sheet data for the period from February 11, 1997 (commencement of operations) through December 31, 1997, and as of December 31, 1997, has been derived from the Company's financial statements audited by KPMG Peat Marwick LLP, independent auditors, whose report with respect thereto appears elsewhere herein. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" also included elsewhere herein.


                                   For the period February 11, 1997
                               (commencement of operations) through
                                                  December 31, 1997
                      ---------------------------------------------
                      (dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Net interest income                                   $       2,914
Net income                                                    2,403
Net income per share of common stock - basic                   0.83
Net income per share of common stock - diluted                 0.82
Average number of shares outstanding                      2,879,487
Average number of shares and share equivalents            2,929,009
Dividends declared per share                                   0.84
Noninterest expense as percent of average assets               0.18%

                                                                           As of
BALANCE SHEET DATA:                                            December 31, 1997
                                       -----------------------------------------
                                   (dollars in thousands, except per share data)
Mortgage securities                                                   $  387,099
Mortgage loans                                                           162,762
Total assets                                                             561,834
Reverse repurchase agreements                                            451,288
Stockholders' equity                                                     106,569
Number of shares outstanding                                           8,114,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

 The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Among the factors that could cause actual results to differ materially are the factors set forth above under Item 1 under the heading "Business Risks".

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

 For that portion of the Company's earning assets funded with borrowings ("spread lending"), resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds and interest rate hedging agreements. Income from spread lending may initially decrease following an increase in interest rates and then, after a lag period, be restored to its former level as earning assets yields adjust to market conditions. Income from spread lending may likewise increase following a fall in interest rates, but then decrease as earning assets yields adjust to the new market conditions after a lag period.

 The Company may seek to generate growth in net income in a variety of ways, including through (i) issuing new Common Stock and increasing the size of the earning assets when opportunities in the mortgage market are likely to allow growth in net income per share of Common Stock, (ii) improving productivity by increasing the size of the earning assets at a rate faster than operating expenses increase, (iii) changing the mix of Mortgage Asset types among the earning assets in an effort to improve returns, and (iv) increasing the efficiency with which the Company uses its equity capital over time by increasing the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity. There can be no assurance, however, that the Company's efforts will be successful or that the Company will increase or maintain its income level.

Results of Operations

For the quarter end December 31, 1997, the Company generated net income of approximately $1.3 million and diluted net income per share of Common Stock of $0.21. From the commencement of operations on February 11, 1997 through December 31, 1997, the Company generated net income of approximately $2.4 million and diluted net income per share of $0.82. At December 31, 1997 the Company held Mortgage Securities that had a carrying value of approximately $387.1 million, including a $3.3 million net unrealized loss recorded as of the period end. See Note 2 of the Notes to Financial Statements. The Company held Mortgage Loans with a carrying value of approximately $162.8 million as of December 31, 1997.

 Net income for the Company increased 150% from approximately $519,000 for the quarter ended September 30, 1997, to approximately $1.3 million for the quarter ended December 31, 1997. The growth in net income was directly attributable to an increase in net interest income. Net interest income grew 118% between the quarter ended September 30, 1997 and the quarter ended December 31, 1997, from approximately $689,000 to approximately $1.5 million respectively. This increase in net interest income was partially offset by an increase in general and administrative expenses. From the quarter ended September 30, 1997 to the quarter ended December 31, 1997, general and administrative expenses increased from approximately $170,000 to approximately $202,000.

 The growth in net interest income between the quarters ended September 30, 1997 and December 31, 1997 was due to an increase in the Company's Mortgage Assets during the fourth quarter. Similarly, the increase in general and administrative expenses between the period ended September 30, 1997 and December 31, 1997 is primarily the result of the Company's increased management fees which resulted from the increase in the Company's Mortgage Assets.

 The Company experienced high levels of prepayments in the quarter ended December 31, 1997. The annualized mortgage principal prepayment rate for the Company was 31.4% in the quarter ending December 31, 1997, and 29.7% for the period from February 11, 1997 (commencement of operations) through December 31, 1997. Although the level of prepayments of the Company's Mortgage Assets is generally subject to the same seasonal influences as the residential real estate industry as a whole, with prepayments generally being higher in the summer months and lower in the winter months, the Company nevertheless anticipates that prepayment rates may continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase.
The Company's financial condition and results of operations could be materially adversely affected if prepayments continue at high levels.

Liquidity and Capital Resources

 During the period from February 11, 1997 (commencement of operations) through December 31, 1997, net cash provided by operating activities was $1.3 million Net cash provided by operating activities was negatively impacted by an increase in accrued interest receivable. There were no Mortgage Assets held at February 11, 1997 and, therefore, the total accrued interest receivables at December 31, 1997 negatively affected cash. Net cash for the period was positively affected by an increase in accrued interest payable and other accrued expenses.

 Net cash used in investing activities for the period from February 11, 1997 (commencement of operations) through December 31, 1997 was $555.5 million. Net cash used for the period was negatively affected by the purchase of Mortgage Assets in the amount of $431.0 million and by Mortgage Loans in the amount of $162.8 million and positively affected by principal prepayments.

 For the period from February 11, 1997 (commencement of operations) through December 31, 1997, net cash provided by financing activities was $560.1 million. Net cash provided was primarily from borrowings under reverse repurchase agreements and net proceeds received from the issuance of Common Stock in the Company's private placement of Common Stock in February 1997 and the Company's initial public offering (the "Offering") of 6,500,000 shares of its Common Stock par value $0.01 per share. The Offering was completed in November 3, 1997 at an initial offering price of $15.00 per share. The Company raised $89.7 million in the Offering, net of $6.3 million underwriting discount and $1.5 million in other offering expenses.

At December 31, 1997 the Company had uncommitted reverse repurchase agreement facilities in place to provide over $2.5 billion to finance investments in Mortgage Assets. In addition, the Company has a line of credit with one counter party to a reverse repurchase agreement. Pursuant to the line of credit, the Company may borrow the lesser of $25 million and the outstanding principal and interest receivable balance with the counter party, for a period of up to 36 days at an interest rate equal to LIBOR plus 0.6%. The line of credit has no set expiration date.

If the Company's cash resources are insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. There is no assurance that such financing will be available to the Company on favorable terms, or at all.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Report of Independent Auditors                                        F-2
Balance Sheet                                                         F-3
Statement of Operations                                               F-4
Statement of Stockholders' equity                                     F-5
Statement of Cash Flows                                               F-6
Notes to financial statements                                         F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
American Residential Investment Trust, Inc.
Del Mar, California:

We have audited the accompanying balance sheet of American Residential Investment Trust, Inc. (the Company) as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the period from February 11, 1997 (commencement of operations) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free for material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Residential Investment Trust, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the period from February 11, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.


                                        /s/ KPMG Peat Marwick LLP

San Diego, California
January 13, 1998

                  AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

                                 BALANCE SHEET
                   (dollars in thousands, except share data)

                                                              DECEMBER 31, 1997
                                                              -----------------
ASSETS
Cash and cash equivalents                                             $   5,893
Mortgage securities available for sale                                  387,099
Mortgage loans held for investment                                      162,762
Interest rate cap agreements                                                411
Accrued interest receivable                                               5,169
Due from affiliate                                                          269
Other assets                                                                231
                                                              -----------------
                                                                      $ 561,834
                                                              =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reverse repurchase agreements                                           451,288
Accrued interest payable                                                  1,839
Accrued expense and other liabilities                                       632
Management fee payable                                                      208
Accrued dividend                                                          1,298
                                                              -----------------
   Total liabilities                                                    455,265
                                                              -----------------
Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share;
   1,000,000 shares authorized; no shares
   issued and outstanding                                                  --
Common stock, par value $.01 per share;
   25,000,000 shares authorized; 8,114,000
   shares issued and outstanding                                             81
Additional paid-in capital                                              109,786
Unrealized loss on mortgage securities
   available for sale                                                    (3,300)
Cumulative dividends declared                                            (2,401)
Retained earnings                                                         2,403
                                                              -----------------
   Total stockholders' equity                                           106,569
                                                              -----------------
                                                                      $ 561,834
                                                              =================

See accompanying notes to financial statements.

                  AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

                            STATEMENT OF OPERATIONS
                   (dollars in thousands, except share data)


                                                                    For the period
                                                                   February 11, 1997
                                                                   (commencement of
                                                                  operations) through
                                                                   December 31, 1997
Interest income:
   Mortage Assets                                                        $12,197
   Cash and investments                                                      253
                                                                         -------
                                                                          12,450
Interest expense                                                           9,536
                                                                         -------
Net interest income                                                        2,914
Other expenses:
   Management fee                                                            283
   General and administrative expenses                                       228
                                                                         -------
                                                                             511
                                                                         -------
Net income                                                               $ 2,403
                                                                         =======
Net income per share of Common Stock - Basic                             $  0.83
Net income per share of Common Stock - Diluted                           $  0.82
Dividends per share of Common Stock                                      $  0.84




                 See accompanying notes to financial statements.

                  AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                   (dollars in thousands, except share data)




                                                                               Unrealized
                                                                                  Loss
                                                                               on Mortgage
                                                                  Additional   Securities   Cumulative
                                           Common Stock            Paid-in      Available    Dividends     Retained
                                        Shares        Amount       Capital      for Sale        Declared      Earnings       Total
                                      ----------    ----------    ----------   ----------    ----------    ----------   ----------
Initial capital contribution
  February 11, 1997                    1,614,000    $       16    $   20,149   $       --    $       --    $       --   $   20,165
                                      ----------    ----------    ----------   ----------    ----------    ----------   ----------
Proceeds from sale of stock, net of    6,500,000            65        89,637                                                89,702
   offering costs of $7,798
Unrealized loss on mortgage
   securities available for sale                                                   (3,300)                                  (3,300)
Net income                                                                                                      2,403        2,403
Dividends declared                                                                               (2,401)                    (2,401)
                                      ----------    ----------    ----------   ----------    ----------    ----------   ----------
Balance, December 31, 1997             8,114,000    $       81    $  109,786   $   (3,300)   $   (2,401)   $    2,403   $  106,569
                                      ==========    ==========    ==========   ==========    ==========    ==========   ==========







                See accompanying notes to financial statements.

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

                             STATEMENT OF CASH FLOWS
                             (dollars in thousands)




                                                                   For the period
                                                                  February 11, 1997
                                                                  (commencement of
                                                                 operations) through
                                                                  December 31, 1997
                                                                  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $   2,403
   Adjustments to reconcile net income to net cash
           provided by operating activities:
   Amortization of premium on mortgage assets                             1,797
   Amortization of interest rate cap agreements                             132
   Increase in accrued interest receivable                               (5,169)
   Increase in other assets                                                (231)
   Increase in due from affiliate                                          (269)
   Increase in accrued interest payable                                   1,839
   Increase in accrued expenses                                             840
                                                                      ---------
           Net cash provided by operating activities                      1,342

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of mortgage securities available-for-sale                 (431,037)
   Purchases of mortgage loans held for investment                     (162,762)
   Principal payments on mortgage securities available-for-sale          38,841
   Purchase of interest rate cap agreements                                (543)
                                                                      ---------
           Net cash used in investing activities                       (555,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from reverse repurchase agreements                    451,288
   Net proceeds from stock issuances                                    109,867
   Dividends paid                                                        (1,103)
                                                                      ---------
      Net cash provided by financing activities                         560,052

   Net increase in cash and cash equivalents                              5,893
   Cash and cash equivalents at beginning of period                        --
                                                                      ---------
   Cash and cash equivalents at end of period                         $   5,893
                                                                      =========
Supplemental Information
   Interest Paid                                                      $   7,697
                                                                      =========
Non Cash Transactions:
   Increase in unrealized loss on Mortgage
     Securities available for sale                                    $  (3,300)
                                                                      =========







                See accompanying notes to financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
NOTES TO FINANCIAL STATEMENTS FOR THE PERIOD FROM FEBRUARY 11, 1997 (COMMENCEMENT OF OPERATIONS) THROUGH DECEMBER 31, 1997

NOTE 1.

Organization

American Residential Investment Trust, Inc. (the "Company"), a newly formed Maryland corporation, commenced operations on February 11, 1997. The Company was formed through a private equity funding from its manager, Home Asset Management Corporation (the "Manager"). The Company operates as a mortgage real estate investment trust which will elect to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes, which generally will allow the Company to pass through income to stockholders without payment of corporate level federal income tax. The Company was formed for the purpose of investing in residential adjustable-rate mortgage-backed securities and mortgage loans. The Company finances its acquisitions of Mortgage Assets with equity and short-term secured borrowings.

Basis of Financial Statement Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

 A summary of the Company's significant accounting policies follows:

Cash and Cash Equivalents

 For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Mortgage Assets

 The Company's Mortgage Assets consist of interests in mortgage loans which have been securitized by others prior to acquisition by the Company (Mortgage Securities) and Mortgage Loans secured by residential properties (Mortgage Loans).

Mortgage Securities

The Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage Securities until maturity, it may, from time to time, sell any of its Mortgage Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Mortgage Securities as available-for-sale. All Mortgage Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Unrealized losses on Mortgage Securities that are considered other than temporary, as measured by the amount of decline in fair value attributable to factors other than temporary, are recognized in income and the cost basis of the Mortgage Securities is adjusted. The determination of whether unrealized losses are other than temporary is based on the management of the Company's assessment of various factors affecting the Mortgage Securities.

Interest income is accrued based on the outstanding principal amount of the Mortgage Securities and their contractual terms. Premiums relating to Mortgage Securities are amortized into interest income over the lives of the Mortgage Securities using the interest method. Gains or losses on the sale of Mortgage Securities are based on the specific identification method.

Mortgage Loans Held for Investment

Fair value is estimated based on estimates of proceeds the Company would receive from the sale of the underlying collateral of each loan. Mortgage Loans held for investment include various types of adjustable-rate loans secured by mortgages on single-family residential real estate properties. Premiums and discounts related to these loans are amortized over their estimated lives using the interest method. Loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on non-accrual states, generally 90 days past due, and previously accrued interest reversed . As of December 31, 1997, there are no Mortgage Loans placed on non-accrual status.

Allowance for Loan Losses

The Company maintains an allowance for losses on Mortgage Loans held for investment at an amount which it believes is sufficient to provide adequate protection against future losses in the Mortgage Loans portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrower's ability to pay. A provision will be recorded for all loans or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on Mortgage Loans previously charged off are credited to the allowance.

Interest Rate Agreements

The Company uses interest rate cap agreements (the "Cap Agreements") for interest rate risk protection. The Cap Agreements are purchased primarily to reduce the Company's exposure to rising interest rates which would increase the cost of liabilities above the maximum yield which could be earned on the adjustable rate Mortgage Assets. The Company periodically evaluates the effectiveness of these Cap Agreements under various interest rate scenarios.

The cost of the Cap Agreements are amortized over the life of the Cap Agreements using the straight-line method. The Company has credit risk to the extent counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. In order to lessen this risk and to achieve competitive pricing , the Company has entered into Cap Agreements only with counterparties which are investment grade rated.

Income Taxes

The Company will elect to be taxed as a REIT and intends to comply with REIT Provisions of the Internal Revenue Code (the "Code") and the corresponding provisions of State law. Accordingly, the Company will not be subject to federal or state income tax to the extent of its distributions to stockholders. In order to maintain its status as a REIT , the Company is required, among other requirements, to distribute at least 95% of its taxable income.

Earnings per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

The following table illustrates the computation of basic and diluted earnings per share:


                                                             For the period from
                                                             February 11, 1997
                                                             (commencement of
                                                             operations) through
                                                             December 31, 1997
                                                             (dollars in thousands
                                                             except per share data)
                                                             ----------------------
     Numerator:
     Numerator for basic earnings per share
        net earnings                                             $    2,403

     Denominator:
     Denominator for basic earnings per share -
        weighted average number of common
        shares outstanding during the period                      2,879,487
     Incremental common shares attributable to
        exercise of outstanding options
                                                                     49,522
                                                                 ----------
     Denominator for diluted earnings per share                   2,929,009

     Basic earnings per share                                    $     0.83

     Diluted earnings per share                                  $     0.82


NOTE 2.  MORTGAGE SECURITIES

 At December 31, 1997, the Company's Mortgage Securities consisted of the following mortgage participation certificates issued or guaranteed by federal government sponsored agencies:

                                        Federal Home    Federal National
                                        Loan Mortgage       Mortgage
                                         Corporation      Association         Total
                                         -----------      -----------         -----
                                                  (dollars in thousands)

     Mortgage Securities available-       $ 251,201        $ 124,255        $ 375,456
                                          ---------        ---------        ---------
           for-sale, principal
     Unamortized premium                      9,748            5,195           14,943
     Amortized cost                         260,949          129,450          390,399
     Unrealized loss                         (2,494)            (950)          (3,444)
     Unrealized gain                             53               91              144
                                          ---------        ---------        ---------
     Fair value                           $ 258,508        $ 128,591        $ 387,099
                                          =========        =========        =========

At December 31, 1997, all investments in Mortgage Securities consisted of interests in adjustable rate mortgage loans on residential properties. The securitized interests in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Association are guaranteed as to principal and interest. The original maturity is subject to change based on the prepayments of the underlying mortgage loans.

 At December 31, 1997, the weighted average net coupon on the Mortgage Securities was 7.91% per annum based on the amortized cost of the Mortgage Securities. All Mortgage Securities have a repricing frequency of one year or less.

NOTE 3.  MORTGAGE LOANS HELD FOR INVESTMENT

The Company purchases certain non-conforming Mortgage Loans to be held as long-term investments. Mortgage Loans held for investment consist of the following:



                                                             At
                                                      December 31, 1997
                                                   ----------------------
                                                   (dollars in thousands)
     Mortgage Loans held for investment, principal       $151,949
     Unamortized premium                                   11,573
     Allowance for loan losses                               (760)
                                                         --------
                                                         $162,762
                                                         ========




At December 31, 1997, the weighted average net coupon on the Mortgage Loans was 9.39% per annum. All Mortgage Loans have a repricing frequency of two years or less. At December 31, 1997, 37% of the collateral was located in California with no other state representing more than 10%.

NOTE 4.  INTEREST RATE AGREEMENTS

     The amortized cost of the Company's interest rate agreements was $411,000 net of accumulated amortization of $132,000 at December 31, 1997.

Cap Agreements

     The Company had thirteen outstanding Cap Agreements at December 31, 1997. Potential future earnings from each of these Cap Agreements are based on variations in the London Interbank Offered Rate ("LIBOR"). The Cap Agreements at December 31, 1997 have contractually stated notional amounts which vary over the life of the Cap Agreements. Under these Cap Agreements the Company will receive cash payments should the agreed- upon reference rate, one month LIBOR, increase above the strike rates of the Cap Agreements.

     All of the adjustable-rate Mortgage Securities and Mortgage Loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime interest rate caps. At December 31, 1997 the weighted average cap was 10.32%.

     Cap agreements outstanding at December 31, 1997 are as follows:

                     Average Cap
                    Notional Face         Average Cap        Low Cap        High Cap
     Year              Amount             Strike Rate      Strike Rate     Strike Rate
     ----              ------             -----------      -----------     -----------
                                           (dollars in thousands)
     1997            $     --                   0%               0%               0%
     1998             133,903                8.11             7.52             9.95
     1999             121,284                8.11             7.52             9.95
     2000              93,179                8.11             7.52             9.95

NOTE 5.  REVERSE REPURCHASE AGREEMENTS

     The Company has entered into uncommitted reverse repurchase agreements, which may be withdrawn at any time, to finance the acquisition of its Mortgage Assets. The maximum aggregate amount available under the uncommitted reverse repurchase agreements at December 31, 1997 is over $2.5 billion. These reverse repurchase agreements are collaterized by a portion of the Company's Mortgage Assets. At no time were there more than approximately 45% of the reverse repurchase agreements with any one investment banking firm. At December 31, 1997, Mortgage Assets pledged had an estimated fair value of approximately $472 million.

     At December 31, 1997, the Company had approximately $451 million of reverse repurchase agreements outstanding with a weighted average borrowing rate of 6.01% per annum and a weighted average remaining maturity of 39 days. The maximum month end balance and the average balance outstanding for the period February 11, 1997 through December 31, 1997, was $451 million and $230.3 million, respectively. At December 31, 1997, the reverse repurchase agreements had the following characteristics:


                                              Reverse                          Weighted Average
                                            Repurchase     Underlying            Interest Rate         Weighted Average
                                             Liability     Collateral             (per annum)             Maturity Date
                                            ----------     ----------            -------------         ----------------
                                                                      (dollars in thousands)

PaineWebber Incorporated                     $ 58,198      $  60,742                 5.96%            February 14, 1998
Prudential                                     94,388         97,758                 5.74             February 28, 1998
Federal National Mortgage Association          39,932         41,501                 5.72              February 2, 1998
Federal Home Loan Mortgage Corporation         41,166         42,555                 5.75             February 25, 1998
Lehman Brothers                               151,949        162,762                 6.47              January 17, 1998
First Boston                                   57,159         57,886                 5.73             February 19, 1998
First Union                                     8,496          8,308                 5.77             February 23, 1998
                                            ---------------------------------------------------------------------------
                                             $451,288      $ 471,512                  6.01%            February 8, 1998
                                            ===========================================================================




At December 31, 1997, the Company had funds available under a $25 million short-term line of credit at an interest rate equal to LIBOR plus 0.6% secured by certain receivables related to the Mortgage Assets. The balance under such line of credit was zero at December 31, 1997.

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments amounts have been determined by the Company's management using available market information and appropriate valuation methodologies; however, considerable judgement is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                         As of
                                                   December 31, 1997
                                                 ----------------------
                                                 Carrying        Fair
                                                  Amount         Value
                                                 -------        -------
                                                 (dollars in thousands)
Assets
   Cash and cash equivalents                    $  5,893       $  5,893
   Mortgage Securities available-for-sale        387,099        387,099
   Mortgage Loans held for investment            162,762        162,762
   Interest rate agreements                          411             67
   Due from affiliate                                269            269
Liabilities
   Reverse repurchase agreements                 451,288        451,288


     The following describes the methods and assumptions used by the Company in estimating fair values.

Cash and Cash Equivalents

     The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

Mortgage Securities Available-for-Sale

     The fair value for Mortgage Securities available-for-sale is estimated based on quoted market prices from dealers and brokers for similar types of Mortgage Securities.

Mortgage Loans Held for Investment

     The fair value for Mortgage Loans held for investment is estimated based on estimates of proceeds the Company would receive from the sale of the underlying collateral of each loan.

Interest Rate Agreements

     The fair value of interest rate agreements is estimated based on quoted market prices from dealers and brokers.

Due from Affiliate

     The fair value of due from affiliate approximates the carrying amount because of the short term maturity of the asset.

Reverse Repurchase Agreements

     The fair value of reverse repurchase agreements approximates the carrying amounts because of the short term maturity of the liabilities.

NOTE 7.  STOCK OPTION PLANS

      The Company has adopted the 1997 Stock Incentive Plan (the "Incentive Plan") and the 1997 Stock Option Plan (the "Option Plan") for executive officers and key employees and has adopted the 1997 Outside Directors Option Plan (the "Directors Plan") for directors who are not employees of the Company.

 The Incentive Plan, the Option Plan and the Directors Plan authorize the Board of Directors (or a committee appointed by the Board of Directors) to grant incentive stock options ("ISOs"), as defined under section 422 of the Code, options not so qualified ("NQSOs"), and stock appreciation rights ("Awards") to such eligible recipients.

During the period from February 11, 1997 (commencement of operations) through December 31, 1997, the Company granted 759,400 options as follows:


                                                                                       Total            Options w/
                                                   ISO          Non-Qualified         Options             SAR's
                                                ------------------------------------------------------------------
1997 STOCK INCENTIVE PLAN
February 11, 1997 @ 12.50/share                  99,200            216,000            315,200            280,000
1997 STOCK OPTION PLAN
October 27, 1997 @ 15.00/share                  104,801            232,999            337,800               --
1997 STOCK OPTION PLAN
December 15, 1997 @ 15.00/share                   4,267             72,133             76,400               --
1997 OUTSIDE DIRECTORS STOCK OPTIONS
October 27, 1997 @ 15.00/share                     --               30,000             30,000               --
                                                ------------------------------------------------------------------
TOTAL OPTIONS ISSUED IN 1997                    208,268            551,132            759,400            280,000
                                                ==================================================================


The Incentive Plan was adopted on February 11, 1997 (the "Effective Date"), and a total 315,200 shares of Common Stock have been reserved for issuance under the Incentive Plan. As of December 31, 1997, the Company also granted 280,000 stock appreciation rights at an exercise price of $12.50 per share. Stock appreciation rights were granted in tandem with options.

 Also, the Company has adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") which permits eligible employees to purchase Common Stock at a discount through accumulated payroll deductions. No shares were issued under the Purchase Plan as of December 31, 1997.

 The Board of Directors has reserved a total of 474,800, 60,000 and 20,000 shares of common stock for issuance under the Company's Stock Option Plan, Directors Plan and Purchase Plan respectively. As of December 31, 1997, 60,600, 30,000 and 20,000 shares were reserved for issuance under the Company's Stock Option Plan, Directors Plan and Purchase Plan respectively, for future grant.


 All stock options granted vest the earlier of a four-year period from the date of grant or once the Company issues an aggregate of $150 million of new equity, and will expire within ten years after the date of grant.


 In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 Intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires pro forma disclosures of net income (loss) computed as if the fair value based method had been applied for in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion
25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employees stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by nonemployees or to acquire goods or services from the outside supplies or vendors.

 The Company elected to apply the APB Opinion 25 in accounting for its plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's net income and income per share for the period February 11, 1997 (commencement of operations) through December 31, 1997 would have decreased to the pro forma amounts indicated below.

                                              For the Period February 11, 1997
                                                 (commencement of operations)
                                                  through December 31, 1997
                                              (in thousands except share data)
                                              --------------------------------
     Net income as reported                          $      2,403
                                                     ============

     Pro forma net income                            $      2,277
                                                     ============

     Basic income per share as reported              $       0.83
                                                     ============

     Diluted income per share as reported            $       0.82
                                                     ============

     Pro forma basic income per share                $       0.79
                                                     ============

     Pro forma diluted income per share              $       0.78
                                                     ============


 The derived fair value of the options granted during the period February 11, 1997 (commencement of operations) through December 31, 1997 was approximately $423,000, using the Black-Scholes option pricing model with the following assumptions; risk-free interest rate of 6.0% expected life of 10 years, expected volatility of 20% and expected dividend yield of 10%.

NOTE 8.  STOCKHOLDERS' EQUITY

 On February 11, 1997, the Company issued 1,614,000 shares of Common Stock at a price of $12.50 per share of Common Stock. The Company received proceeds of $20,165,000, net of issuance costs of $10,000. On November 3, 1997, the Company issued 6,500,000 shares of Common Stock at a price of $15.00 per share of Common Stock. The Company received proceeds of $89,702,000, net of issuance costs of $7,798,000.

 On December 19, 1997, the Company declared a dividend of $1.3 million or $0.16 per share. The dividend was paid on January 21, 1998 to holders of record of Common Stock as of December 31, 1997. On October 21, 1997, the Company declared a dividend of $519,000 or $0.32 per share of Common Stock. This dividend was paid on October 29, 1997 to holders of record of Common Stock as of September 30, 1997. On July 17, 1997, the Company declared a dividend of $438,000, or $0.27 per share of Common Stock. This dividend was paid on July 17, 1997 to holders of record of Common Stock as of June 30, 1997. On May 1, 1997, the Company declared a dividend of $146,000 or $0.09 per share of Common Stock.
This dividend was paid on May 1, 1997 to holders of record of Common Stock as of March 31, 1997.

NOTE 9.  STOCK SPLIT AND AUTHORIZED SHARES

 On August 6, 1997, the Company authorized a 0.8-for-one reverse stock split of all of the outstanding shares of Common Stock. All references in the financial statements to the number of shares, per share amounts and prices of the Company's Common Stock have been retroactively restated to reflect the decreased number of shares of Common Stock outstanding. On October 20, 1997, the Company increased the number of total authorized shares of Capital Stock to 25,000,000 from 4,000,000. Under the articles of incorporation amended on October 20, 1997, the Company is authorized to issue any class of capital stock, common stock or preferred stock, up to the aggregate authorized amount of 25,000,000 shares, all of which has been initially designated as Common Stock. All unissued shares may be reclassified by the Company's Board of Directors as one or more series of preferred stock.

NOTE 10.  MANAGEMENT AGREEMENT

 Effective February 11, 1997, the Company entered into a Management Agreement with the Manager for an initial term of two years, to provide management services to the Company. These services include the purchase, financing, and administration of mortgage loans and mortgage securities.

 The Manager receives management fees and incentive compensation as follows:

      - 1/8 of 1% per year, to be paid monthly, of the principal amount of agency securities;

      - 3/8 of 1% per year, to be paid monthly, of the principal amount of all Mortgage Assets other than agency securities; and

      - 25% of the amount by which the Company's net income (before deducting the amount to be paid as incentive compensation) exceeds the annualized return on equity equal to the average ten year U.S. Treasury Rate plus 2%.

 Management fees of $249,000 were recorded for the period from February 11,1997 (commencement of operations) through December 31, 1997. The incentive compensation is calculated for each fiscal quarter, and paid to the Manager quarterly in arrears before any income distributions are made to stockholders. Incentive compensation for the period from February 11, 1997 (commencement of operations) to December 31, 1997 was $34,000.

The Company employs certain employees of the Manager involved in the day-to-day operations of the Company, including the Company's executive officers, so that such employees may maintain certain benefits that are available only to employees of the Company under the Code. These benefits include the ability to receive incentive stock options under the 1997 Stock Option Plan and to participate in the Company's Employee Stock Purchase Plan. In order to receive the aggregate benefits of the Management Agreement originally negotiated between the Company and the Manager, the Company pays the base salaries of such employees and is reimbursed monthly by the Manager for all costs incurred with respect to such payments. At December 31, 1997, reimbursement amount is included in due from affiliate.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

As of December 31, 1997, the Company had a commitment to purchase approximately $322 million of Mortgage Loans.


NOTE 12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 1997 (dollars in thousands except per share data)

                         For the Period
                        February 11, 1997                  For the Quarter ended,
                               to          ------------------------------------------------------
                         March 31, 1997    June 30, 1997   September 30, 1997   December 31, 1997
                        -----------------  -------------   ------------------   -----------------

Total Interest Income        $306             $3,334            $3,750              $5,060
Net Interest Income           156                568               689               1,501
Net Income                    146                438               519               1,300
Net Income per share of
  Common Stock               0.09               0.26              0.31                0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information required by Item 10 with respect to directors is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Company's annual meeting of stockholders to be held May 15, 1998 (the "Proxy Statement"). The information required with respect to executive officers is set forth in Item 1 of this report under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

 The information required by Item 11 is incorporated herein by reference to the information contained under the heading "Executive Compensation and Other Matters" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by Item 12 is incorporated herein by reference to the information contained under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the information contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

      1.    The following Financial Statements of the Company are included in
            Part II, Item 8 of this Annual Report on Form 10K:

              Independent Auditors' Report;
              Balance Sheet as of December 31, 1997;
              Statement of Operations for the period from February 11, 1997 (commencement of operations) through December 31, 1997; Statement of Stockholders' Equity for the period from February 11, 1997
              (commencement of operations) through December 31, 1997; Statement of Cash Flows for the period from February 11, 1997 (commencement of operations) through December 31, 1997;
              Notes to Financial Statements.

      2.    Schedules to Financial Statements.

              All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

      3.    Exhibits:


 EXHIBIT
 NUMBER                          DESCRIPTION
 ------                          -----------

   *3.1     Articles of Amendment and Restatement of the Registrant
   *3.2     Amended and Restated Bylaws of the Registrant
   *4.1     Registration Rights Agreement dated February 11, 1997
  *10.1     Management Agreement between the Registrant and Home Asset Management Corp. dated February 11, 1997 and Amendment thereto


  *+10.2    Employment and Noncompetition Agreement between Home Asset Management Corp. and John Robbins dated February 11, 1997 and Amendment thereto
  *+10.3    Employment and Noncompetition Agreement between Home Asset Management Corp. and Jay Fuller dated February 11, 1997 and
            Amendment thereto
  *+10.4    Mark Conger Employment Letter dated January 7, 1997 and amendment thereto
  *+10.5    Rollie Lynn Employment Letter dated January 7, 1997 and amendment thereto
   +10.5a   John Dahl Employment Letter, as amended
   +10.5b   Lisa Faulk Employment Letter, as amended
  *+10.6    1997 Stock Incentive Plan
  *+10.7    Form of 1997 Stock Option Plan, as amended
  *+10.8    Form of 1997 Outside Directors Stock Option Plan
  *+10.9    Form of Employee Stock Purchase Plan
   *10.10   Securities Purchase Agreement between Registrant, Home Asset Management Corp. and MDC REIT Holdings, LLC dated
            February 11,1997
  *+10.11   Form of Subscription Agreement dated February 11, 1997
   *10.12   Secured Promissory Note dated June 25, 1997
   *10.13   Lease Agreement with Louis and Louis dated March 7, 1997
  *+10.14   Form of Indemnity Agreement
    10.15   Master Repurchase Agreement Governing Purchases and Sales of
            Mortgage Loans - Confidential Treatment Requested
    21.1    Subsidiaries of Registrant
    23.1    Consent of KPMG Peat Marwick LLP
    27.1    Financial Data Schedule

__________

* Incorporated by reference to Registration Statement of Form S-11 (File No. 333-33679)

+     Management Contract or Compensatory Plan



(b) Reports on Form 8-K:

   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Diego, State of California, on the 1st day of March, 1998.

                                  AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

                                  By:     /s/ JOHN M. ROBBINS
                                     ----------------------------------------
                                          John M. Robbins
                                          Chief Executive Officer

                   SIGNATURE                                 TITLE                               DATE
                   ---------                                 -----                               ----
By:           /s/ JOHN M. ROBBINS                  Chairman of the Board and                March 31, 1998
   -------------------------------------------      Chief Executive Officer
                John M. Robbins                     (Principal Executive
                                                           Officer)

By:            /s/ MARK A. CONGER                   Chief Financial Officer                 March 31, 1998
  --------------------------------------------     (Principal Financial and
                Mark A. Conger                        Accounting Officer)

By:             /s/ JAMES BROWN                            Director                         March 31, 1998
   -------------------------------------------
                H. James Brown


By:            /s/ DAVID DE LEEUW                          Director                         March 31, 1998
   -------------------------------------------
                David De Leeuw


By:             /s/ RAY McKEWON                            Director                         March 31, 1998
   -------------------------------------------
                  Ray McKewon


By:       /s/ RICHARD J. PRATT, Ph.D.                      Director                         March 31, 1998
   -------------------------------------------
            Richard J. Pratt, Ph.D.


By:        /s/ MARK J. REIDY, Ph.D.                        Director                         March 31, 1998
   -------------------------------------------
               Mark J. Reidy, Ph.D.


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
  *3.1          Articles of Amendment and Restatement of the Registrant
  *3.2          Amended and Restated Bylaws of the Registrant
  *4.1          Registration Rights Agreement dated February 11, 1997
 *10.1          Management Agreement between the Registrant and Home Asset
                  Management Corp. dated February 11, 1997 and Amendment thereto
*+10.2          Employment and Noncompetition Agreement between Home Asset
                  Management Corp. and John Robbins dated February 11, 1997
                  and Amendment thereto
*+10.3          Employment and Noncomposition Agreement between Home Asset
                  Management Corp. and Jay Fuller dated February 11, 1997 and
                  Amendment thereto
*+10.4          Mark Conger Employment Letter dated January 7, 1997 and
                  amendment thereto
*+10.5          Rollie Lynn Employment Letter dated January 7, 1997 and
                  amendment thereto
 +10.5a         John Dahl Employment Letter, as amended
 +10.5b         Lisa Faulk Employment Letter, as amended
*+10.6          1997 Stock Incentive Plan
*+10.7          Form of 1997 Stock Option Plan, as amended
*+10.8          Form of 1997 Outside Directors Stock Option Plan
*+10.9          Form of Employee Stock Purchase Plan
 *10.10         Securities Purchase Agreement between Registrant, Home Asset
                  Management Corp. and MDC REIT Holdings, LLC dated February
                  11, 1997
*+10.11         Form of Subscription Agreement dated February 11, 1997
 *10.12         Secured Promissory Note dated June 25, 1997
 *10.13         Lease Agreement with Louis and Louis dated March 7, 1997
*+10.14         Form of Indemnity Agreement
  10.15         Master Repurchase Agreement Governing Purchases and Sales of
                  Mortgage Loans - Confidential Treatment Requested
  21.1          Subsidiaries of Registrant
  23.1          Consent of KPMG Peat Marwick LLP
  27.1          Financial Data Schedule

------------
* Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

+ Management Contract or Compensatory Plan