Form 10-Q
period 1998-03-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 1998-05-14
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended: March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ______________ to ______________

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X  YES  _____ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value)                        8,114,000 as of May 1, 1998

INDEX

                                                                                Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets at March 31, 1998 and December 31, 1997                             1

Statements of Operations for the three months ended March 31, 1998, for the three months ended December 31, 1997 and for the period from
February 11, 1997 (commencement of operations) through March 31, 1997              2

Statements of Cash Flows for the three months ended March 31, 1998, for the three months ended December 31, 1997 and for the period from
February 11, 1997 (commencement of operations) through March 31, 1997              3

Notes to Financial Statements                                                      4

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                              9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk               16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                        16

Item 2.  Changes in Securities and Use of Proceeds                                16

Item 3.  Defaults Upon Senior Securities                                          16

Item 4.  Submission of Matters to a Vote of Security Holders                      16

Item 5.  Other Information                                                        16

Item 6.  Exhibits and Reports on Form 8-K                                         16


                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
                                 BALANCE SHEETS
                    (dollars in thousands, except share data)


                                                              March 31, 1998   December 31 1997
                                                              --------------   ----------------
ASSETS
Cash and cash equivalents                                        $   1,061       $   5,893
Mortgage securities available-for-sale                             350,760         387,099
Mortgage loans held-for-investment                                 536,457         162,762
Interest rate cap agreements                                           365             411
Accrued interest receivable                                          8,557           5,169
Due from affiliate                                                     636             269
Other assets                                                           358             231
                                                                 ---------       ---------
                                                                 $ 898,194       $ 561,834
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reverse repurchase agreements                                    $ 785,936       $ 451,288
Accrued interest payable                                             3,006           1,839
Accrued expenses and other liabilities                                 660             632
Management fees payable                                                469             208
Accrued dividends                                                       --           1,298
                                                                 ---------       ---------
   Total liabilities                                               790,071         455,265
                                                                 ---------       ---------


Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000,000 shares
   authorized; no shares issued and outstanding                         --              --
Common stock, par value $.01 per share; 25,000,000 shares
   authorized; 8,114,000 shares issued and outstanding                  81              81
Additional paid-in capital                                         109,763         109,786
Accumulated other comprehensive loss                                (4,000)         (3,300)
Cumulative dividends declared                                       (2,401)         (2,401)
Retained earnings                                                    4,680           2,403
                                                                 ---------       ---------
   Total stockholders' equity                                      108,123         106,569
                                                                 ---------       ---------
                                                                 $ 898,194       $ 561,834
                                                                 =========       =========


                 See accompanying notes to financial statements

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
                            STATEMENTS OF OPERATIONS
                    (dollars in thousands, except share data)

                                                                                                  For the period from
                                                                 For the           For the        February 11, 1997
                                                               Three Months      Three Months     (commencement of
                                                                  Ended             Ended         operations) through
                                                             March 31, 1998    December 31, 1997  March 31, 1997
                                                             --------------    -----------------  ------------------
Interest income:
Mortgage assets                                                  $14,381           $ 5,767           $   217
Cash and investments                                                  72                91               109
                                                                 -------           -------           -------
    Total interest income                                         14,453             5,858               326
Interest expense                                                  11,049             4,357               170
                                                                 -------           -------           -------
Net interest income                                                3,404             1,501               156
Provision for loan losses                                            136                --                --
                                                                 -------           -------           -------
Net interest income after provision for loan losses                3,268             1,501               156
Other operating income:
   Prepayment penalty                                                 22                --                --
Other expenses:
   Management fee                                                    469               109                 3
   General and administrative expenses                               544                92                 7
                                                                 -------           -------           -------
   Total other expenses                                            1,013               201                10
                                                                 -------           -------           -------
Net income                                                       $ 2,277           $ 1,300           $   146
                                                                 =======           =======           =======
Net income per share of Common Stock -- Basic                    $  0.28           $  0.22           $  0.09
Net income per share of Common Stock -- Diluted                  $  0.28           $  0.21           $  0.09
Dividends per share of Common Stock for related period           $  0.28           $  0.16           $  0.09



                 See accompanying notes to financial statements.

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
                            STATEMENTS OF CASH FLOWS

                    (dollars in thousands, except share data)

                                                                                                                 For the period from
                                                                                For the             For the       February 11, 1997
                                                                              Three Months        Three Months    (commencement of
                                                                                 Ended               Ended       operations) through
                                                                             March 31, 1998    December 31, 1998     March 31, 1997
                                                                             -------------       -------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $       2,277       $       1,300       $         146
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of premium on mortgage assets                                     1,915                 797                  20
      Amortization of interest rate cap agreements                                      46                  46                  --
      Provision for loan loss                                                          136                  --                  --
      Increase in accrued interest receivable                                       (3,388)             (2,937)               (999)
      Increase in other assets                                                        (127)                (80)                 (4)
      Increase in due from affiliate                                                  (367)               (269)                 --
      Increase in accrued interest payable                                           1,167                 233                 155
      Increase in accrued expenses, other liabilities & management fees                289                 450                 169
                                                                             -------------       -------------       -------------
      Net cash provided by (used in) operating activities                            1,948                (460)               (553)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of mortgage securities available-for-sale                                  --            (183,933)           (153,120)
   Purchases of mortgage loans held for investment                                (378,341)           (162,762                  --
   Principal payments on mortgage securities available-for-sale                     34,106              20,534                  --
   Principal payments on mortgage loans held for investment                          4,128                  --
                                                                             -------------       -------------       -------------
      Net cash used in investing activities                                       (340,106)           (326,161)           (153,120)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in net borrowings from reverse repurchase agreements                   334,648             241,582             141,068
   Increase/(decrease) in net proceeds from stock issuances                             --              89,702              20,165
   Dividends paid                                                                   (1,298)               (519)               (145)
   Other                                                                               (23)                 --                  --
                                                                             -------------       -------------       -------------
      Net cash provided by financing activities                                    333,328             330,765             161,088
Net increase/(decrease) in cash and cash equivalents                                (4,832)              4,144               7,415
Cash and cash equivalents at beginning of period                                     5,893               1,749                  --
                                                                             -------------       -------------       -------------
Cash and cash equivalents at end of period                                   $       1,061       $       5,893       $       7,415
                                                                             =============       =============       =============
Supplemental information - interest paid                                     $       7,968       $       3,837       $          34
                                                                             =============       =============       =============
Non-cash transactions:
  Increase in accumulated other comprehensive loss                           $        (700)      $      (4,104)      $        (217)
                                                                             =============       =============       =============


                 See accompanying notes to financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF FINANCIAL PRESENTATION AND ORGANIZATION

Basis of Financial Statement Presentation

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") and with the instructions to Form 10-Q promulgated under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of American Residential Investment Trust, Inc. (the "Company") and its financial condition and results of operations have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Organization

American Residential Investment Trust, Inc., a Maryland corporation, commenced operations on February 11, 1997. The Company was financed through a private equity funding from its manager, Home Asset Management Corporation (the "Manager"). The Company operates as a mortgage real estate investment trust which has elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes, which generally will allow the Company to pass through its income to its stockholders without payment of corporate level Federal income tax. The Company was formed for the purpose of investing in residential adjustable-rate mortgage-backed securities and mortgage loans (collectively, "Mortgage Assets"). The Company finances its acquisitions of Mortgage Assets with equity and short-term secured borrowings.

Income Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128"). This statement replaces the previously reported primary and fully diluted income per share with basic and diluted income per share. Unlike primary income per share, basic income per share excludes any dilutive effect of options. Diluted income per share is very similar to the previously reported fully diluted income per share. All income per share amounts have been restated to conform to the SFAS No. 128 requirements.

The following table illustrates the computation of basic and diluted earnings per share:


                                                                                                    For the period from
                                                                     For the        For the         February 11, 1997
                                                                   Three Months   Three Months      (commencement of
                                                                       Ended        Ended           operations) through
                                                                  March 31, 1998 December 31, 1997  March 31, 1997
                                                                  -------------- -----------------  --------------
                                                                    (dollars in thousands, except per share data)
Numerator:
   Net income                                                       $    2,277      $    1,300      $      146
Denominator:
   Denominator for basic earnings per share - weighted average
      number of common shares outstanding during the period          8,114,000       6,082,750       1,600,000
Incremental common shares attributable to dilutive
   outstanding options                                                   7,700          41,399              --
                                                                    ----------      ----------      ----------
Denominator for diluted earnings per share                           8,121,700       6,124,149       1,600,000
Basic earnings per share                                            $     0.28      $     0.21      $     0.09
Diluted earnings per share                                          $     0.28      $     0.21      $     0.09


Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

The FASB defines comprehensive income as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

The following table illustrates comprehensive income:

                                                               For the period from
                               For the         For the        February 11, 1997
                             Three Months     Three Months    (commencement of
                                Ended          Ended          operations) through
                           March 31, 1998  December 31, 1997  March 31, 1997
                           --------------  -----------------  --------------
                                        (dollars in thousands)
Net income                       $ 2,277       $ 1,300       $   146
Other comprehensive loss            (700)       (4,100)         (217)
                                 -------       -------       -------
Comprehensive income (loss)      $ 1,577       $(2,800)      $   (71)
                                 =======       =======       =======


NOTE 2.  MORTGAGE SECURITIES AVAILABLE FOR SALE

At March 31, 1998, the Company's Mortgage Securities consisted of the following mortgage participation certificates issued or guaranteed by Federal government sponsored agencies:


                                           Federal Home  Federal National
                                           Loan Mortgage     Mortgage
                                           Corporation      Association        Total
                                           ------------  ----------------   -------------
                                                     (dollars in thousands)
Mortgage Securities available-for-sale,
   principal                                 $ 230,316       $ 111,034       $ 341,350
Unamortized premium                              8,746           4,664          13,410
                                             ---------       ---------       ---------
Amortized cost                                 239,062         115,698         354,760
Unrealized loss                                 (2,603)         (1,397)         (4,000)
                                             ---------       ---------       ---------
Fair value                                   $ 236,459       $ 114,301       $ 350,760
                                             =========       =========       =========



At March 31, 1998 all investments in Mortgage Securities consisted of interests in adjustable rate mortgage loans on residential properties. The securitized interest in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest. The original maturity is subject to change based on the prepayments of the underlying mortgage loans.

At March 31, 1998, the weighted average interest rate on the Mortgage Securities was 7.87% per annum based on the amortized cost of the Mortgage Securities. All Mortgage Securities have a repricing frequency of one year or less.

NOTE 3.  MORTGAGE LOANS HELD FOR INVESTMENT

The Company purchases certain non-conforming Mortgage Loans to be held as long-term investments. At March 31, 1998, Mortgage Loans held for investment consists of the following (dollars in thousands):


Mortgage Loans held for investment, principal      $ 499,113
Unamortized premium                                   39,997
Allowance for loan losses                             (2,653)
                                                   ---------
                                                   $ 536,457
                                                   =========

At March 31, 1998, the weighted average interest rate on the Mortgage Loans was 9.18% per annum. All Mortgage Loans have a repricing frequency of two years or less. At March 31, 1998, 33.90% of the collateral was located in California with no other state representing more than 7.67%.


NOTE 4.  REVERSE REPURCHASE AGREEMENTS

The Company has entered into uncommitted reverse repurchase agreements, which may be withdrawn at any time, to finance the acquisition of its Mortgage Assets. The maximum aggregate amount available under the uncommitted reverse repurchase agreements at March 31, 1998 is over $2.5 billion. These reverse repurchase agreements are collateralized by a portion of the Company's Mortgage Assets.

Mortgage Securities

The maximum outstanding reverse repurchase agreements with any one lender during the quarter was 31.02%. At March 31, 1998, Mortgage Securities pledged had an estimated fair value of approximately $288.7 million.

At March 31, 1998, the Company had approximately $282.7 million of Mortgage Securities reverse repurchase agreements outstanding with a weighted average borrowing rate of 5.49% per annum and a weighted average remaining maturity of 40 days. The maximum month end balance and the average balance outstanding for the quarter ended March 31, 1998 were $282.7 million and $293.1 million, respectively. At March 31, 1998, the Mortgage Securities reverse repurchase agreements were comprised of the following:

                                             Repurchase       Underlying     Interest Rate      Weighted Average
Mortgage Securities                          Liability        Collateral      (per annum)         Maturity Date
----------------------------------------   -------------    --------------  -----------------  ----------------
                                                                (dollars in thousands)
                                           --------------------------------------------------------------------
ABN-AMRO                                      $ 40,036         $ 40,648         5.55%               May 2, 1998
Prudential                                      87,698           88,655         5.54             April 29, 1998
Federal Home Loan Mortgage Corporation           9,318            9,332         5.50              April 1, 1998
Morgan Stanley                                  22,900           23,400         5.58               May 26, 1998
First Boston                                    76,029           79,676         5.34               June 7, 1998
First Union                                     46,714           46,947         5.55             April 24, 1998
                                             ---------        ---------         ----             --------------
                                             $ 282,695        $ 288,658         5.49%              May 10, 1998
                                             =========        =========         ====             ==============


Mortgage Loans

Reverse repurchase agreements for Mortgage Loans are currently placed with one investment banking firm. At March 31, 1998, Mortgage Loans pledged had an estimated fair value of approximately $539.5 million.

At March 31, 1998, the Company had approximately $503.2 million of Mortgage Loans reverse repurchase agreements outstanding with a weighted average borrowing rate of 6.11% per annum and a weighted average remaining maturity of one day. The maximum month end balance and the average balance outstanding for the quarter ended March 31, 1998 were $503.2 million and $393.1 million, respectively. At March 31, 1998, the Mortgage Loans reverse repurchase agreements were comprised of the following:


                           Repurchase       Underlying        Interest Rate         Weighted Average
Mortgage Loans             Liability        Collateral         (per annum)             Maturity Date
----------------------   ---------------  ---------------   ------------------      ----------------
                                                   (dollars in thousands)
                         ---------------------------------------------------------------------------
Lehman Brothers               $ 503,241        $ 539,110             6.11%             April 1, 1998
                         ==============   ==============      ============            ==============



NOTE 5.  STOCKHOLDERS' EQUITY


On April 14, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. This dividend was paid on April 30, 1998 to holders of record of Common Stock as of April 24, 1998. On December 19, 1997, the Company declared a dividend of $1.3 million or $0.16 per share. The dividend was paid on January 21, 1998 to holders of record of Common Stock as of December 31, 1997.

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

OVERVIEW

The Company's income to date consists primarily of interest income generated from its Mortgage Assets and its cash balances (collectively, "earning assets"). The Company funds its acquisitions of earning assets with both its equity capital and with borrowings. For that portion of the Company's earning assets funded with equity capital ("equity-funded lending"), net interest income is derived from the average yield on earning assets. Due to the adjustable-rate nature of its earning assets, the Company expects that income from this source will tend to increase and decrease as interest rates rise and fall, respectively.

For that portion of the Company's earning assets funded with borrowings ("spread lending"), the resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds and interest rate hedging agreements. Income from spread lending may initially decrease following an increase in interest rates and then, after a lag period, be restored to its former level as earning assets yields adjust to market conditions. Income from spread lending may likewise increase following a fall in interest rates, but then decrease as earning assets yields adjust to the new market conditions after a lag period.

The Company may seek to generate growth in net income in a variety of ways, including methods such as (i) issuing new Common Stock and increasing the balance/amount of the earning assets when opportunities in the mortgage market are likely to allow growth in net income per share of Common Stock, (ii) improving productivity by increasing the size of the earning assets at a rate faster than operating expenses increase, (iii) changing the mix of Mortgage Asset types among the earning assets in an effort to improve returns, and (iv) increasing the efficiency with which the Company uses its equity capital over time by increasing the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity. There can be no assurance, however, that the Company's efforts will be successful or that the Company will increase or maintain its income level.

RESULTS OF OPERATIONS

The Company does not believe that a comparison of the quarters ended March 31, 1997 and March 31, 1998 is meaningful because of the Company's significantly greater level of operations in 1998.

For the quarter ended March 31, 1998, the Company generated net income of approximately $2.3 million and diluted net income per share of Common Stock of $0.28. At March 31, 1998 the Company held Mortgage Securities that had a carrying value of approximately $350.8 million, including a $4.0 million net unrealized loss, and Mortgage Loans with a carrying value of approximately $536.5 million.

Net income for the Company increased 75.15% from approximately $1.3 million for the quarter ended December 31, 1997, to approximately $2.3 million for the quarter ended March 31, 1998. The growth in net income was directly attributable to an increase in net interest income. Net interest income grew 126.78% between the quarter ended December 31, 1997 and the quarter ended March 31, 1998, from approximately $1.5 million to approximately $3.4 million respectively. This increase in net interest income was partially offset by an increase in general and administrative expenses. From the quarter ended December 31, 1997 to the quarter ended March 31, 1998, general and administrative expenses increased from approximately $201,000 to approximately $1.0 million.

The growth in net interest income between the quarters ended December 31, 1997 and March 31, 1998 was due to an increase in the Company's Mortgage Loans held-for-investment during the first quarter of 1998. Similarly, the increase in general and administrative expenses between the quarters ended December 31, 1997 and March 31, 1998 is primarily the result of the Company's increased management fees which resulted from the increase in the Company's Mortgage Loans and the increased professional fees and printing and reproduction expenses related to the Form 10-K and annual report.

The Company experienced high levels of prepayments in the Mortgage Securities portfolio during the quarter ended March 31, 1998. The annualized Mortgage Securities principal prepayment rate for the Company was approximately 37.39% in the quarter ending March 31, 1998 compared to the annualized Mortgage Securities principal prepayment rate of approximately 31.43% for the quarter ended December 31, 1997. The Company anticipates that prepayment rates in the Mortgage Securities portfolio will continue at high levels for an indefinite period and may increase above current levels. As such, the Company has also increased the amortization of the premiums on these Mortgage Securities.

Liquidity and Capital Resources

During the quarter ended March 31, 1998, net cash provided by operating activities was $1.9 million. Net cash provided by operating activities was negatively impacted by an increase in accrued interest receivable. Mortgage Loans at December 31, 1997 were approximately $162.8 million compared to $536.5 million at March 31, 1998 and, therefore, accrued interest receivable at March 31, 1998 has increased proportionally to loans, thereby negatively affecting cash. Net cash for the period was positively affected by an increase in accrued interest payable.

Net cash used in investing activities for the quarter ended March 31, 1998 was approximately $340.0 million. Net cash used for the period was negatively affected by the purchase of Mortgage Loans in the amount of approximately $378.3 million and positively affected by principal prepayments of approximately $38.2 million.

For the quarter ended March 31, 1998, net cash provided by financing activities was approximately $333.3 million. Net cash provided was primarily affected by borrowings under reverse repurchase agreements.

At March 31, 1998 the Company had uncommitted reverse repurchase agreement facilities, which may be withdrawn at any time, in place to provide over $2.5 billion to finance investments in Mortgage Assets. In addition, the Company has a line of credit with one counter party to a reverse repurchase agreement. Pursuant to the line of credit, the Company may borrow the lesser of $25 million and the outstanding principal and interest receivable balance with the counter party, for a period of up to 36 days at an interest rate equal to LIBOR plus 0.6%. The line of credit has no set expiration date.

If the Company's cash resources are insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. There is no assurance that such financing will be available to the Company on favorable terms, or at all.

BUSINESS RISKS

High Levels of Mortgage Loan Prepayments May Reduce Operating Income

Prepayments of Mortgage Assets adversely affect the Company's results of operations in several ways. A portion of the adjustable-rate Mortgage Assets acquired by the Company bear initial "teaser" interest rates which are lower than their "fully-indexed" rates (the applicable index plus a margin). In the event that such an adjustable-rate Mortgage Asset is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have held the Mortgage Asset during its least profitable period and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate Mortgage Asset. In addition, the prepayment of any Mortgage Asset that had been purchased with a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and the consequent reduction of the Company's net interest income by such amount. Finally, in the event that the Company is unable to acquire new Mortgage Assets to replace the prepaid Mortgage Assets, the Company's financial condition and results of operations could be materially adversely affected.

Mortgage Asset prepayment rates generally increase when new Mortgage Loan interest rates fall below the interest rates on the adjustable-rate Mortgage Assets. Prepayment experience also may be affected by the geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of an adjustable-rate Mortgage Loan, the ability of the borrower to obtain or convert to a fixed-rate Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during the three months ended March 31, 1998 and the Company anticipates that prepayment rates will continue at high levels for an indefinite period and may increase above current levels.

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

Borrower Credit May Decrease Value of Mortgage Loans

A substantial portion of the Company's Mortgage Assets consist of Mortgage Loans. Accordingly, during the time it holds Mortgage Loans, the Company is subject to increased credit risks, including risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property, and the amount owing on the Mortgage Loan, less any payments from an insurer or guarantor. Defaulted Mortgage Loans will also cease to be eligible collateral for borrowings, and will have to be financed by the Company out of other funds until ultimately liquidated. Although the Company established an allowance for Mortgage Loan losses in amounts adequate to cover these risks, in view of its limited operating history and lack of experience with the Company's current Mortgage Loans and Mortgage Loans that may be acquired pursuant to the Freedom Program, there can be no assurance that any allowance for Mortgage Loan losses which are established will be sufficient to offset losses on Mortgage Loans in the future.

The Company's loans remain relatively young from a delinquency perspective, and there has not yet been any losses incurred on these loans. Because of the age of the Company's loans, current delinquency and loss information is not yet expected to be representative of future delinquencies and losses. At March 31, 1998, there were approximately 1.25% of Mortgage Loans that were greater than 60 days delinquent. In addition, at March 31, 1998, there were no Mortgage Loans in bankruptcy.

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

Even assuming that properties secured by the Mortgage Loans held by the Company provide adequate security for such Mortgage Loans, substantial delays could be encountered in connection with the foreclosure of defaulted Mortgage Loans, with corresponding delays in the receipt of related proceeds by the Company. State and local statutes and rules may delay or prevent the Company's foreclosure on or sale of the mortgaged property and may prevent the Company from receiving net proceeds sufficient to repay all amounts due on the related Mortgage Loan. In addition, the Company's servicing agent may be entitled to receive all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated Mortgage Loans, thereby reducing amounts available to the Company. Some properties which will collateralize the Company's Mortgage Loans may have unique characteristics or may be subject to seasonal factors which could materially prolong the time period required to resell such properties

Sudden Interest Rate Fluctuations May Reduce Income From Operations

Substantially all of the Company's Mortgage Assets have a repricing frequency of two years or less, and substantially all of the Company's borrowings have maturities of six months or less. The interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Assets. Consequently, changes in interest rates may significantly influence the Company's net interest income. While increases in interest rates will generally increase the yields on the Company's adjustable-rate Mortgage Assets, rising rates will also increase the cost of borrowings by the Company. To the extent such costs rise more rapidly than the yields on such Mortgage Assets, the Company's net interest income will be reduced or a net interest loss may result.

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

Future Offerings of Securities May Affect Market Price of Common Stock

The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, Common Stock, commercial paper, medium-term notes, CMOs and senior or subordinated notes. All debt securities and classes of preferred stock will be senior to the Common Stock in a liquidation of the Company. The effect of additional equity offerings may be the dilution of the equity of stockholders of the Company or the reduction of the price of the Company's Common Stock, or both. The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors. There can be no assurance that the Company will be able to raise the capital it will require through such offerings on favorable terms or at all. The inability of the Company to obtain needed sources of capital on favorable terms could have a material adverse affect on the Company

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
           Not required

PART II.  OTHER INFORMATION

Item. 1. Legal Proceedings
           At March 31, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities and Use of Proceeds
           None

Item 3. Defaults Upon Senior Securities
           Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
           Not applicable

Item 5. Other Information
           None

Item 6. Exhibits and Reports on Form 8-K:
           (a)        Exhibits
                      None

           (b)        Reports on Form 8-K

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                     AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.



Dated:  May 11, 1998                 By: /s/ MARK A. CONGER
                                        ----------------------------------------
                                        Mark A. Conger,
                                        Executive Vice President
                                        Chief Financial Officer
                                        (authorized signatory and
                                        principal financial officer)