Form 10-Q
period 1998-06-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 1998-08-14
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:  June 30, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to _________________

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

                                 [X] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value)                     8,114,000 as of August 1, 1998


INDEX

                                                                                                   Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 1998 and December 31, 1997                                  1

Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997, for the six months ended June 30, 1998, and for the period
from February 11, 1997 (commencement of operations) through June 30, 1997                           2

Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and for the period from February 11, 1997 (commencement of operations)
through June 30, 1997                                                                               3

Notes to Consolidated Financial Statements                                                          4

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                              13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         21

Item 2.  Changes in Securities and Use of Proceeds                                                 21

Item 3.  Defaults Upon Senior Securities                                                           22

Item 4.  Submission of Matters to a Vote of Security Holders                                       22

Item 5.  Other Information                                                                         22

Item 6.  Exhibits and Reports on Form 8-K                                                          22

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                        ASSETS
                                                                 June 30, 1998     December 31, 1997


Cash and cash equivalents                                          $   5,925           $   5,893
Retained interest in securitization                                    6,659                  --
Mortgage securities available-for-sale, net                          303,006             387,099
Mortgage loans held-for-investment, net, pledged                     643,065             162,762
Interest rate cap agreements                                           1,362                 411
Accrued interest receivable                                           12,392               5,169
Due from affiliate                                                       464                 269
Investment in American Residential Holdings                              475                  --
Other assets                                                             269                 231
                                                                   -----------------------------
                                                                   $ 973,617           $ 561,834
                                                                   =============================

        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt                                                    $ 404,366           $ 451,288
Long-term debt, net                                                  456,536                  --
Accrued interest payable                                               3,430               1,839
Due to affiliate                                                         954                  --
Accrued expenses and other liabilities                                   366                 632
Management fees payable                                                   --                 208
Accrued dividends                                                         --               1,298
Deferred income                                                          475                  --
                                                                   -----------------------------
   Total liabilities                                                 866,127             455,265

Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares
   authorized; no shares issued and outstanding                           --                  --
Common stock, par value $.01 per share; 25,000,000 shares
   authorized; 8,114,000 shares issued and outstanding                    81                  81
Additional paid-in-capital                                           109,763             109,786
Accumulated other comprehensive loss                                  (4,630)             (3,300)
Cumulative dividends declared                                         (4,673)             (2,401)
Retained earnings                                                      6,949               2,403
                                                                   -----------------------------
   Total stockholders' equity                                        107,490             106,569
                                                                   -----------------------------
                                                                   $ 973,617           $ 561,834
                                                                   =============================


          See accompanying notes to consolidated financial statements.

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                 For the period from
                                                                                                     For the      February 11, 1997
                                                                  For the Three Months Ended       Six Months     (commencement of
                                                                            June 30,                  Ended      operations) through
                                                                     1998            1997         June 30, 1998     June 30, 1997
                                                                     ----            ----         -------------     -------------
Interest income:
Mortgage assets                                                     $18,942        $ 3,801           $33,324              $ 4,017
Cash and investments                                                     69             41               140                  151
                                                                    -------------------------------------------------------------
      Total interest income                                          19,011          3,842            33,464                4,168
Interest expense                                                     16,554          3,275            27,604                3,444
                                                                    -------------------------------------------------------------
   Net interest income                                                2,457            567             5,860                  724
Provision for loan losses                                               282             --               418                   --
                                                                    -------------------------------------------------------------
   Net interest income after provision for loan losses                2,175            567             5,442                  724
Other operating income:
   Fee income                                                           102             --               102                   --
   Equity in income of Holdings                                         885             --               885                   --
   Prepayment penalty                                                   161             --               183                   --
                                                                    -------------------------------------------------------------
      Total other operating income                                    1,148             --             1,170                   --
                                                                    -------------------------------------------------------------
         Net operating income                                         3,323            567             6,612                  724
Other expenses:
   Management fee                                                       700             66             1,169                   69
   Loan expense                                                         275             --               282                   --
   General and administrative expenses                                   79             63               615                   71
                                                                    -------------------------------------------------------------
      Total other expenses                                            1,054            129             2,066                  140
                                                                    -------------------------------------------------------------
Net income                                                          $ 2,269        $   438           $ 4,546              $   584
                                                                    =============================================================

Net income per share of Common Stock -- Basic                       $  0.28        $  0.27           $  0.56              $  0.36

Net income per share of Common Stock -- Diluted                     $  0.28        $  0.26           $  0.56              $  0.35

Dividends per share of Common Stock for related period              $  0.28        $  0.27           $  0.56              $  0.36




          See accompanying notes to consolidated financial statements.

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        For the period
                                                                                   For the             February 11, 1997
                                                                                 Six Months            (commencement of
                                                                                    Ended             operations) through
                                                                                June 30, 1998            June 30, 1997
                                                                                -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $   4,546                 $     584
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of mortgage assets premiums                                       5,315                       528
      Amortization of interest rate cap agreements                                      91                        40
      Amortization of closing costs                                                      1                        --
      Provision for loan loss                                                          418                        --
      Increase in accrued interest receivable                                       (7,223)                   (2,259)
      Increase in other assets                                                         (39)                      (10)
      Increase in due from affiliate                                                  (195)                       --
      Increase in accrued interest payable                                           1,591                     1,088
      Decrease in accrued expenses and management fees payable                        (474)                      288
      Increase in due to affiliate                                                     954                        --
                                                                                 -----------------------------------
      Net cash provided by operating activities                                      4,985                       259
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of mortgage securities available-for-sale                                  --                  (239,555)
   Purchases of mortgage loans held for investment                                (606,749)                       --
   Principal payments on mortgage securities available-for-sale                     79,608                    10,407
   Principal payments on mortgage loans held for investment                         20,342                        --
   Sale of mortgage loans held for investment                                      103,526                        --
   Investment in Holdings                                                             (475)                       --
   Purchase of retained interest in securitization                                  (6,659)                       --
   Deferred income from Class "X" certificate                                          475                        --
   Purchase of interest rate cap agreements                                         (1,042)                     (542)
                                                                                 -----------------------------------
      Net cash used in investing activities                                       (410,974)                 (229,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase/(decrease) in net borrowings from reverse
      repurchase agreements                                                        (46,922)                  209,539
   Other                                                                               (23)                       --
   Net proceeds from stock issuance                                                     --                    20,165
   Dividends paid                                                                   (3,570)                     (146)
   Issuance of CMO/FASIT bonds                                                     456,536                        --
                                                                                 -----------------------------------
      Net cash provided by financing activities                                    406,021                   229,558
Net increase in cash and cash equivalents                                               32                       127
Cash and cash equivalents at beginning of period                                     5,893                        --
                                                                                 -----------------------------------
Cash and cash equivalents at end of period                                       $   5,925                 $     127
                                                                                 ===================================

Supplemental information - interest paid                                         $  20,697                 $   1,828
                                                                                 ===================================
Non-cash transactions:
   Increase in accumulated other comprehensive loss                              $   1,330                 $      --
                                                                                 ===================================
   Equity in income of Holdings                                                  $     885                 $      --
                                                                                 ===================================

          See accompanying notes to consolidated financial statements.

                  AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF FINANCIAL PRESENTATION AND ORGANIZATION

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of American Residential Investment Trust, Inc. ("AmRES") and American Residential Eagle, Inc. ("Eagle"), its wholly owned subsidiary (collectively "AmREIT"). Substantially all of the assets of Eagle are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of AmREIT and American Residential Holdings, Inc. ("Holdings"), (collectively the "Company"). The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Eagle have been eliminated in the consolidation of AmREIT.

During the first half of 1998, the Company formed Holdings, through which a portion of the Company's Mortgage Loan acquisition and finance activities will be conducted. AmREIT owns all of the preferred stock and has a non-voting 95% economic interest in Holdings. Because AmREIT does not control Holdings, its investment in Holdings is accounted for under the equity method. Under this method, original equity investments in Holdings are recorded at cost and adjusted by AmREIT's share of earnings or losses and decreased by dividends received.

For financial reporting purposes, references to AmREIT mean AmRES and Eagle; while references to the "Company" mean AmRES, Eagle, and Holdings. Certain amounts for prior periods have been reclassified to conform with the 1998 presentation.

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") and with the instructions to Form 10-Q promulgated under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of AmREIT and its consolidated financial condition and results of operations have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Organization

American Residential Investment Trust, Inc., a Maryland corporation, commenced operations on February 11, 1997. AmRES was financed through a private equity funding from its manager, Home Asset Management Corporation (the "Manager"). AmRES operates as a mortgage real estate investment trust ("REIT") which has elected to be taxed as a real estate investment trust for Federal income tax purposes, which generally will allow AmRES to pass through its income to its stockholders without payment of corporate level Federal income tax, provided that the Company distributes out 100% of its taxable income to stockholders. During 1998, the Company formed Eagle, a special-purpose finance subsidiary. Holdings, a non-REIT, taxable affiliate of the Company, was established during the first half of 1998. The Company acquires residential mortgage-backed securities and mortgage loans (collectively, "Mortgage Assets"). These Mortgage Assets are typically secured by single-family real estate properties throughout the United States. The Company utilizes both debt and equity to finance its acquisitions. The Company may also use securitization techniques to enhance the value and liquidity of the Company's Mortgage Assets and may sell Mortgage Assets from time to time.

The Company diversified its residential mortgage loan sales activities in the second quarter of 1998 to include the securitization of such loans through a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC, which consisted of pooled fixed-rate first-lien mortgages, was issued by Holdings to the public through the registration statement of the related underwriter.

Earnings Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128"). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

The following table illustrates the computation of basic and diluted earnings per share:

                                                                                                                   For the period
                                                                                                  For the        February 11, 1997
                                                                  For the Three Months Ended     Six Months       (commencement of
                                                                           June 30,                Ended         operations) through
                                                                     1998           1997        June 30, 1998       June 30, 1997
                                                                     ----           ----        -------------       -------------
                                                                            (dollars in thousands, except per share data)
Numerator:
   Numerator for basic income per share - net income             $    2,269      $      438      $    4,546          $      584
Denominator:
   Denominator for basic income per share - weighted average
      number of common shares outstanding during the period       8,114,000       1,614,000       8,114,000           1,614,000
Incremental common shares attributable to exercise of
   outstanding options                                                   --          52,533           7,700              52,533
                                                                 --------------------------------------------------------------
Denominator for diluted income per share                          8,114,000       1,666,533       8,121,700           1,666,533
Basic income per share                                           $     0.28      $     0.27      $     0.56          $     0.36
Diluted income per share                                               0.28            0.26            0.56                0.35

Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements.

The FASB defines comprehensive income as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

The following table illustrates comprehensive income:


                                                                                                         For the period from
                                                                                           For the        February 11, 1997
                                                      For the Three Months Ended          Six Months        (commencement of
                                                                 June 30,                   Ended          operations) through
                                                         1998              1997          June 30, 1998       June 30, 1997
                                                      -------             -------        -------------   --------------------
                                                                             (dollars in thousands)

Net income                                            $ 2,269             $   438            $ 4,546             $   584
Other comprehensive income/(loss)                        (630)                217             (1,330)                 --
                                                      ------------------------------------------------------------------
Comprehensive income/(loss)                           $ 1,639             $   655            $ 3,216             $   584
                                                      ==================================================================

Recent Accounting Developments

Disclosure about Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about these operating segments be reported in interim financial statements. This statement supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

SFAS No. 133 amends FASB Statement No. 32, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes FASB Statements No. 80, "Accounting for Futures Contracts," No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. This Statement also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

NOTE 2.  MORTGAGE SECURITIES AVAILABLE FOR SALE, NET

At June 30, 1998, the Company's Mortgage Securities consisted of the following mortgage participation certificates issued or guaranteed by Federal government sponsored agencies:

                                             Federal Home   Federal National
                                             Loan Mortgage      Mortgage
                                              Corporation     Association         Total
                                              ---------        ---------        ---------
                                                          (dollars in thousands)
Mortgage Securities available-for-sale,
   principal                                  $ 200,753        $  95,095        $ 295,848
Unamortized premium                               7,690            4,098           11,788
                                              ---------        ---------        ---------
Amortized cost                                  208,443           99,193          307,636
Unrealized loss                                  (3,079)          (1,551)          (4,630)
                                              ---------        ---------        ---------
Fair value                                    $ 205,364        $  97,642        $ 303,006
                                              =========        =========        =========

At June 30, 1998 all investments in Mortgage Securities consisted of interests in adjustable rate mortgage loans on residential properties. The securitized interest in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest. The original maturity is subject to change based on the prepayments of the underlying mortgage loans.

At June 30, 1998, the weighted average net coupon on the Mortgage Securities was 7.78% per annum based on the amortized cost of the Mortgage Securities. All Mortgage Securities have a repricing frequency of one year or less.

NOTE 3.  MORTGAGE LOANS HELD FOR INVESTMENT, NET, PLEDGED

The Company purchases certain non-conforming Mortgage Loans to be held as long-term investments. At June 30, 1998, Mortgage Loans held for investment consists of the following (dollars, in thousands):

Mortgage Loans held for investment, principal        $ 601,586
Unamortized premium                                     44,336
Allowance for loan losses                               (2,857)
                                                     ---------
                                                     $ 643,065
                                                     =========

At June 30, 1998, the weighted average net coupon on the Mortgage Loans was 9.21% per annum. All Mortgage Loans have a repricing frequency of five years or less. At June 30, 1998, 37.44% of the collateral was located in California with no other state representing more than approximately 8%.

NOTE 4.  SHORT-TERM DEBT

The Company has entered into uncommitted reverse repurchase agreements (collectively "short-term" debt), which may be withdrawn at any time, to finance the acquisition of a portion of its Mortgage Assets. The maximum aggregate amount available under the uncommitted reverse repurchase agreements at June 30, 1998 is over $3.3 billion. These reverse repurchase agreements are collateralized by a portion of the Company's Mortgage Assets.

Mortgage Securities

The maximum outstanding reverse repurchase agreements with any one lender during the six months ended June 30, 1998 was approximately $98.5 million, or 36.4% of the total repurchase liability in any one period. At June 30, 1998, Mortgage Securities pledged had an estimated fair value of approximately $270.0 million.

At June 30, 1998, the Company had approximately $270.6 million of Mortgage Securities reverse repurchase agreements outstanding with a weighted average borrowing rate of 5.61% per annum and a weighted average remaining maturity of 20 days. The maximum month end balance and the average balance outstanding for the six months ended June

30, 1998 were approximately $304.4 million and $283.6 million, respectively. At June 30, 1998, the Mortgage Securities reverse repurchase agreements had the following characteristics:

                                                   Repurchase              Underlying       Interest Rate     Weighted Average
Mortgage Securities                                Liability               Collateral        (per annum)       Maturity Date
                                              -------------------   --------------------  ------------------   ---------------
                                                                              (dollars in thousands)
                                              --------------------------------------------------------------------------------

ABN-AMRO                                            $ 34,307               $ 35,246            5.59%            July 21, 1998
First Boston                                          47,832                 49,612            5.64             July 21, 1998
First Union                                           45,172                 44,184            5.58             July 15, 1998
Lehman Brothers                                       17,548                 16,925            5.61             July 30, 1998
Morgan Stanley                                        19,644                 20,132            5.61             July 26, 1998
Paine Webber                                          98,506                 96,125            5.60             July 18, 1998
Prudential                                             7,560                  7,747            5.65             July 23, 1998
                                               ------------------------------------------------------------------------------
                                                    $270,569               $269,971            5.61%            July 20, 1998
                                               ==============================================================================

Mortgage Loans

Reverse repurchase agreements for Mortgage Loans are currently placed with two investment banking firms. The maximum amount outstanding with Lehman Brothers during the six months ended June 30, 1998 was approximately $668.7 million. At June 30, 1998, Mortgage Loans pledged had an estimated fair value of approximately $136.6 million.

At June 30, 1998, the Company had approximately $133.8 million of Mortgage Loans reverse repurchase agreements outstanding with a weighted average borrowing rate of 6.39% per annum and a weighted average remaining maturity of one day. The maximum month end balance and the average balance outstanding for the six months ended June 30, 1998 were approximately $668.7 million and $421.4 million, respectively. At June 30, 1998, the Mortgage Loans reverse repurchase agreements had the following characteristic:

                                                    Repurchase             Underlying            Interest Rate    Weighted Average
Mortgage Loans                                       Liability             Collateral             (per annum)      Maturity Date
                                                  --------------        ----------------         -------------    ----------------
                                                                                 (dollars in thousands)
                                                  --------------------------------------------------------------------------------
Lehman Brothers                                      $104,546               $107,379                   6.40%       July 1, 1998
Bear Stearns                                           29,251                 29,251                   6.38        July 1, 1998
                                                  --------------------------------------------------------------------------------
                                                     $133,797               $136,630                   6.39%       July 1, 1998
                                                  =================================================================================

NOTE 5. LONG-TERM DEBT, NET

During the second quarter of 1998, AmREIT, through its wholly owned subsidiary, Eagle, issued approximately $456.5 million of collateralized mortgage bonds (Long-Term Debt) through a Financial Asset Securitization Investment Trust (FASIT). The bonds were assigned to a FASIT trust and trust certificates evidencing the assets of the trust were sold to investors. The trust certificates were issued in classes representing senior, mezzanine, and subordinate payment priorities. Payments received on single-family mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmREIT. The maturity of each class of trust certificates is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the bonds were issued and the FASIT trust. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

The components of the Long-Term Debt at June 30, 1998 along with selected other information are summarized below (dollars in thousands):

Long-Term Debt                          $     456,822
Capitalized Costs on Long-Term Debt              (286)
                                        ---------------
Total Long-Term Debt                    $     456,536
                                        ===============

Range of coupons on bonds               6.49% to 13.90%

Stated maturities                         2008 - 2028

NOTE 6. COLLATERAL FOR LONG-TERM DEBT

AmREIT has pledged collateral in order to secure the Long-Term Debt issued in the form of Bond Collateral. This Bond Collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. AmREIT's exposure to loss on the Bond Collateral is limited to its net investment, as the Long-Term Debt is non-recourse to AmREIT.

The components of the Bond Collateral at June 30, 1998 are summarized as follows (dollars in thousands):

Mortgage loans                              $ 463,076
Unamortized premium                            37,002
Allowance for loan losses                      (2,807)
Accrued interest receivable                     1,511
                                           -----------
                                            $ 498,782
                                           ===========


NOTE 7. RETAINED INTEREST IN SECURITIZATION

Retained interests in securitization consist of assets generated by the Company's loan securitization. These assets at June 30, 1998 were as follows (dollars in thousands):

 REMIC subordinate certificates          $               6,659
                                         ======================

The Company classifies REMIC securities as trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and carries them as current assets at market value.

The fair value of the retained interest is determined by computing the present value of the excess of the weighted-average coupon of the residential mortgages sold (9.32%) over the sum of: (1) the coupon on the senior interest (5.95%), and
(2) a basic servicing fee paid to servicer of the residential mortgages (0.50%) and other fees, and taking into account expected estimated losses to be incurred on the portfolio of residential mortgages sold over the estimated lives of the residential mortgages and using an estimated future average prepayment assumption (25%) per year. The prepayment assumptions used in estimating the cash flows is based on recent evaluations of the actual prepayments of the related portfolio and on market prepayment rates on new portfolios of similar residential mortgages, taking into consideration the current interest rate environment and its expected impact on the estimated future prepayment rate. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes is commensurate with the risk of holding such a financial instrument. The rate used to discount the cash flows coming out of the trust was approximately 12%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's retained interest could decline.

Under the terms of the securitization, the retained interest is required to build overcollateralization to specified levels using the excess cash flows described above until set percentages of the securitized portfolio are attained. Future cash flows to the retained interest holder are all held by the REMIC trust until a specific percentage of either the original or current certificate balance is attained which percentage can be raised if certain charge-offs and delinquency ratios are exceeded. The certificate holders' recourse for credit losses is limited to the amount of overcollateralization held in the REMIC trust. Upon maturity of the certificates or upon exercise of an option ("clean up call") to repurchase all the remaining residential mortgages once the balance of the residential mortgages in the trust are reduced to 10% of the original balance of the residential mortgages in the trust, any remaining amounts in the trust are distributed. The current amount of any overcollateralization balance held by the trust is recorded as part of the retained interest.

NOTE 8. STOCKHOLDERS' EQUITY

On July 14, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. This dividend was paid on July 31, 1998 to holders of record of Common Stock as of July 24, 1998. On April 24, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. This dividend was paid on April 30, 1998 to holders of record of Common Stock as of April 24, 1998. On December 19, 1997, the Company declared a dividend of $1.3 million or $0.16 per share. The dividend was paid on January 21, 1998 to holders of record of Common Stock as of December 31, 1997.

NOTE 9. INVESTMENT IN AMERICAN RESIDENTIAL HOLDINGS, INC.

The following condensed financial information summarizes the financial position and results of operations of American Residential Holdings, Inc. (dollars in thousands, except per share data):

                             CONDENSED BALANCE SHEET

                                                              June 30, 1998
                                                              -------------
                                     ASSETS

Cash and cash equivalents                                        $     1
 Due from affiliate                                                  944
Class "X" Certificate - CMO/FASIT                                    475
Other assets                                                          25
                                                                 -------
                                                                 $ 1,445
                                                                 =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities                                                $   898
                                                                 -------
   Total liabilities                                                 898
Stockholders' Equity:
Preferred stock, par value $1,000 per share; 10,000 shares
   authorized; 475 shares issued and outstanding                     475
Common stock, par value $.01 per share; 100 shares
   authorized; 50 shares issued and outstanding                       --
Additional paid-in-capital                                            25
Cumulative dividends declared                                       (885)
Retained earnings                                                    932
                                                                 -------
   Total stockholders' equity                                        547
                                                                 -------
                                                                 $ 1,445
                                                                 =======

                        CONDENSED STATEMENT OF OPERATIONS

                                          For the period
                                         January 28, 1998
                                          (commencement of
                                        operations) through
                                          June 30, 1998
                                         ---------------

Revenue - gain on sale of loans           $        1,585

Expense - income taxes                               653
                                         ---------------

   Net income                             $          932
                                         ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "intends", "expects", "will", "may", "anticipates" and "seeks" are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income and intent to acquire fixed rate Mortgage Loans, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth below under the heading "Business Risks". In particular, the Company's future income could be affected by changes in levels of repayments, changes in interest rates, lack of available Mortgage Assets which meet the Company's acquisition criteria, the type of Mortgage Assets acquired by the Company and the credit characteristics of the borrowers under Mortgage Loans acquired by the Company.

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

The Company intends to begin acquiring fixed-rate Mortgage Loans in the third quarter. Currently, the market for fixed-rate Mortgage Loans substantially exceeds that for adjustable-rate Mortgage Loans and the Company believes the fixed-rate market may represent a significant source of Mortgage Loan acquisitions in the future. The Company intends to begin with a pilot program and may expand the volume of acquisitions over time. The Company will seek to reduce the interest rate risk associated with the fixed-rate product through hedging activities and the financing of such product through long-term securitizations. There can be no assurance, however, that the Company will be able to hedge or finance fixed-rate Mortgage Loans on terms favorable to the Company or at all. See "Business Risks - Sudden Interest Rate Fluctuations May Reduce Income From Operations."

RESULTS OF OPERATIONS

For the three months ended June 30, 1998, the Company generated net income of approximately $2.3 million and diluted net income per share of Common Stock of $0.28. At June 30, 1998 the Company held Mortgage Securities that had a carrying value of approximately $303.0 million, including a $4.6 million net unrealized loss, and Mortgage Loans with a carrying value of approximately $643.1 million.

Net income for the Company increased 418% from approximately $438 thousand for the three months ended June 30, 1997, to approximately $2.3 million for the three months ended June 30, 1998. The growth in net income was directly attributable to an increase in net interest income and other operating income. Net interest income grew approximately 333% from the three months ended June 30, 1997 to the three months ended June 30, 1998, from approximately $567 thousand to approximately $2.5 million respectively. Other operating income was zero for the three months ended June 30, 1997 and was approximately $1.1 million for the three months ended June 30, 1998. This increase in income was partially offset by an increase in other expenses consisting of management fees and administrative expenses. From the three months ended June 30, 1997 to the three months ended June 30, 1998, other expenses increased from approximately $129 thousand to approximately $1.1 million, or approximately 717%.

The growth in net interest income from the three months ended June 30, 1997 to the three months ended June 30, 1998 was due to an increase in the Company's Mortgage Loans held-for-investment during the second quarter of 1998. An increase in other operating income includes the increase in fee income, prepayment penalty income and dividends from Holdings. Fee income increased due to the increase in the Company's Mortgage Loans during the second quarter of 1998 and prepayment penalty income increased due to the high levels of prepayments in the Mortgage Securities portfolio during the three months ended June 30, 1998.

For the six months ended June 30, 1998, the Company generated net income of approximately $4.5 million and diluted net income per share of Common Stock of $0.56. At June 30, 1998 the Company held Mortgage Securities that had a carrying value of approximately $303.0 million, including a $4.6 million net unrealized loss, and Mortgage Loans with a carrying value of approximately $643.1 million

Net income for the Company increased 678% from approximately $584 thousand for the period from February 11, 1997 (commencement of operations) through June 30, 1997, to approximately $4.5 million for the six months ended June 30, 1998. The growth in net income was directly attributable to an increase in net interest income and other operating income. Net interest income grew approximately 709% from the period from February 11, 1997 (commencement of operations) through June 30, 1997 to the six months ended June 30, 1998, from approximately $724 thousand to approximately $5.9 million respectively. Other operating income was zero for the period from February 11, 1997 (commencement of operations) through June 30, 1997 and was approximately $1.2 million for the six months ended June 30, 1998. This increase in income was partially offset by an increase in other expenses consisting of management fees and administrative expenses. From the period from February 11, 1997 (commencement of operations) through June 30, 1997 to the six months ended June 30, 1998, other expenses increased from approximately $140 thousand to approximately $2.1 million, or approximately 138%.

The growth in net interest income from the period from February 11, 1997 (commencement of operations) through June 30, 1997 to the six months ended June 30, 1998 was due to an increase in the Company's Mortgage Loans held-for-investment during the first six months of 1998. An increase in other operating income includes the increase in fee income, prepayment penalty income and dividends from Holdings. Fee income increased due to the increase in the Company's Mortgage Loans during the first six months of 1998 and prepayment penalty income increased due to the high levels of prepayments in the Mortgage Securities portfolio during the six months ended June 30, 1998. While prepayment income increases cash flow, higher than expected prepayments have a long-term negative effect on operating income due to write-offs of capitalized mortgage premiums which would otherwise have been amortized over a longer period of time. Equity in Income of Holdings increased due to the sale of loans structured in a Real Estate Mortgage Investment Conduit ("REMIC"). The Company does not anticipate that it will receive other operating income from REMIC transactions in the future on a regular basis, or at all. Similarly, the increase in other expenses from the period from February 11, 1997 (commencement of operations) through June 30, 1997 to the six months ended June 30, 1998 is primarily the result of the Company's increased management fees which resulted from the increase in the

Company's Mortgage Loans and the increased professional fees and printing and reproduction expenses from the 10-K and annual report.

The Company experienced very high levels of prepayments in the Mortgage Security portfolio in the six months ended June 30, 1998. The annualized Mortgage Security principal prepayment rate for the Company was approximately 46% in the six months ending June 30, 1998 compared to the annualized mortgage principal prepayment rate of approximately 30% for the period from February 11, 1997 (commencement of operations) through June 30, 1997. The Company anticipates that prepayment rates may continue at very high levels for an indefinite period. The Company's financial condition and results of operations will continue to be materially adversely affected if prepayments continue at high levels. See "Business Risks - High Levels of Mortgage Loan Prepayments May Reduce Operating Income".

In the second quarter 1998, the Company purchased the preferred stock of Holdings, representing a 95% economic interest in this taxable affiliate. Holdings was formed to assist the Company in the creation of certain types of mortgage equity interests and generally to provide increased flexibility to the Company in carrying out its business strategy as a REIT-qualifying mortgage investor. Holdings' future earnings will be recognized using the equity method of line-item on the Company's income statement. See "Investment in Holdings" in the Financial Condition section below and the notes to the consolidated financial statements for additional information on Holdings.

Liquidity and Capital Resources

During the six months ended June 30, 1998, net cash provided by operating activities was approximately $5.0 million. Net cash provided by operating activities was negatively impacted by an increase in accrued interest receivable. Mortgage Loans increased from $162.8 million on December 31, 1997 to $643.1 million at June 30, 1998 and, therefore, accrued interest receivable at June 30, 1998 has increased proportionally to loans, thereby negatively affecting cash. Net cash for the period was positively affected by an increase in accrued interest payables.

Net cash used in investing activities for the six months ended June 30, 1998 was approximately $410.9 million. Net cash used for the period was negatively affected by the purchase of Mortgage Loans in the amount of approximately $503.2 million and positively affected by principal prepayments of approximately $98.9 million.

For the six months ended June 30, 1998, net cash provided by financing activities was approximately $406.0 million. Net cash used was positively affected by the issuance of long-term debt in the form of CMO/FASIT bonds issued for approximately $456.5 million. Net cash used was negatively affected by a decrease in borrowings under reverse repurchase agreements of $46.9 million.

At June 30, 1998 the Company had uncommitted reverse repurchase agreement facilities in place to provide over $3.3 billion to finance investments in Mortgage Assets. In addition, the Company has a line of credit with one counter party to a reverse repurchase agreement. Pursuant to the line of credit, the Company may borrow the lesser of $25 million and the outstanding principal and interest receivable balance with the counter party, for a period of up to 36 days at an interest rate equal to LIBOR plus 0.6%. The line of credit has no set expiration date.

If the Company's cash resources are insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. There is no assurance that such financing will be available to the Company on favorable terms, or at all.

BUSINESS RISKS

High Levels of Mortgage Loan Prepayments May Reduce Operating Income

Prepayments of Mortgage Assets adversely affect the Company's results of operations in several ways. A portion of the adjustable-rate Mortgage Assets acquired by the Company bear initial "teaser" interest rates which are lower than their "fully-indexed" rates (the applicable index plus a margin. In the event that such an adjustable-rate Mortgage Asset is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have held the Mortgage Asset during its least profitable period and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate Mortgage Asset. In addition, the prepayment of any Mortgage Asset that has been purchased with a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and the consequent reduction of the Company's net interest income by such amount. Finally, in the event that the Company is unable to acquire new Mortgage Assets to replace the prepaid Mortgage Assets, the Company's financial condition and results of operations could be materially adversely affected.

Mortgage Asset prepayment rates generally increase when new Mortgage Loan interest rates fall below the interest rates on the adjustable-rate Mortgage Assets, Prepayment experience also may be affected by the geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of an adjustable-rate Mortgage Loan, the ability of the borrower to obtain or convert to a fixed-rate Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced very high levels of prepayments during the six months ended June 30, 1998 and the Company anticipates that prepayment rates will continue at very high levels for an indefinite period.

Certain Mortgage Loans acquired by the Company may contain provisions restricting prepayments of such Mortgage Loans and require a charge in connection with the prepayment thereof. Such prepayment restrictions can, but do not necessarily, provide a deterrent of prepayments. Prepayment charges may be in an amount which is less than the figure which would fully compensate the Company for a lower yield upon reinvestment of the prepayment proceeds.

Borrower Credit May Decrease Value of Mortgage Loans

A substantial portion of the Company's Mortgage Assets consist of Mortgage Loans. Accordingly, the Company is subject to increased credit risks, including risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods.) In the event of a default on any Mortgage Loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property, and the amount owing on the Mortgage Loan, less any payments from an insurer or guarantor. Defaulted Mortgage Loans will also cease to be eligible collateral for borrowings, and will have to be financed by the Company out of other funds until ultimately liquidated. Although the Company established an allowance for Mortgage Loan losses in an amount that it believes is adequate to cover these risks, in view of its limited operating history and lack of experience with the Company's current Mortgage Loans and Mortgage Loans that may be acquired, there can be no assurance that any allowance for Mortgage Loan losses which are established will be sufficient to offset losses on Mortgage Loans in the future.

The Company's Mortgage Loans remain relatively young from a delinquency perspective, and there have not yet been any losses incurred on these loans. Because of the age of the Company's loans, current delinquency and loss information is not yet expected to be representative of future delinquencies and losses. At June 30, 1998, approximately 6.26% of the Company's Mortgage Loans were delinquent 60 days or more. In addition, at June 30, 1998, 19 Mortgage Loans were in bankruptcy with a total loan value of approximately $1.9 million.

Credit risks associated with non-conforming Mortgage Loans, especially sub-prime Mortgage Loans, may be greater than those associated with Mortgage Loans that conform to FNMA and FHLMC guidelines. The principal difference between non-conforming sub-prime Mortgage Loans and conforming Mortgage Loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the types of properties securing the Mortgage Loans, loan sizes and the mortgagors' occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming Mortgage Loans are often higher than those charged for conforming Mortgage Loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming Mortgage Loans and could have an adverse effect on the Company to the extent that the Company has invested in such Mortgage Loans or securities secured by such Mortgage Loans.

At June 30, 1998, the Mortgage Loans held for Investment had the following credit grade characterizations:


      Credit Grade            Non-Conforming Loans
      ------------            --------------------
            A                       $392,350
            B                        133,938
            C                         59,817
            D                         15,474
                                  ----------
                                    $601,586


Even assuming that properties secured by the Mortgage Loans held by the Company provide adequate security for such Mortgage Loans, substantial delays could be encountered in connection with the foreclosure of defaulted Mortgage Loans, with corresponding delays in the receipt of related proceeds by the Company. State and local statutes and rules may delay or prevent the Company's foreclosure on or sale of the mortgaged property and may prevent the Company from receiving net proceeds sufficient to repay all amounts due on the related Mortgage Loan. In addition, the Company's servicing agent may be entitled to receive all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated Mortgage Loans, thereby reducing amounts available to the Company. Some properties which will collateralize the Company's Mortgage Loans may have unique characteristics or may be subject to seasonal factors which would materially prolong the time period required to resell such properties.

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

Adjustable-rate Mortgage Assets are typically subject to periodic and lifetime interest rate caps which limit the amount an adjustable-rate Mortgage Asset interest rate can change during any given period. The Company's borrowings will not be subject to similar restrictions. Hence, in a period of increasing interest rates, the cost of the Company's borrowings could increase without limitation by caps while the yields on the Company's Mortgage Assets could be limited. Further, some adjustable-rate Mortgage Assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the company of a lesser amount of cash income on its adjustable-rate Mortgage Assets than is required to pay interest on the related borrowings, which will not have such payment caps. These factors could lower the Company's net income or cause a net interest loss during periods of rising interest rates, which would negatively impact the Company's financial condition and results of operations.

The Company's results of operations may also be adversely affected to the extent the Company acquires fixed-rate Mortgage Loans and is not able to fully hedge the interest rate risk associated with such loans through hedging activities or the financing of such loans through long-term securitizations.

Failure To Successfully Manage Interest Rates Risks May Adversely Affect Results of Operations

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

Currently, the Company has entered into hedging transactions which seek to protect only against the Mortgage Securities lifetime rate caps and not against periodic rate caps or unexpected payments. In addition, the Company's lifetime cap hedges are for a two year period which began in the second quarter of 1998. Accordingly, the Company may not be adequately protected against risks associated with interest rate changes and such changes could aversely affect the Company's financial condition and results of operations.

Future Offerings of Securities May Affect Market Price of Common Stock

The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, Common Stock, commercial paper, medium-term notes, CMOs and senior or subordinated notes. All debt securities and classes of preferred stock will be senior to the Common Stock in a liquidation of the Company. The effect of additional equity offerings may be the dilution of the equity of stockholders of the Company or the reduction of the price of the Company's Common Stock, or both. The Company is unable to estimate the amount, timing, or nature of additional offerings as they will depend upon market conditions and other factors. There can be no assurance that the Company will be able to raise the capital it will require through such offerings on favorable terms or at all. The inability of the Company to obtain needed resources of capital on favorable terms could have a materially adverse affect on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        Not required

PART II.  OTHER INFORMATION

Item. 1. Legal Proceedings
         At June 30, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Shareholders of the Company was held on May 22, 1998.

            (b)         The following matters were voted on at the Annual
                        Meeting:
                        (1)         Election of (2) Directors

                                    Nominee                        Votes
                                    -------                        -----
                                    H. James Brown               7,748,209
                                    Ray McKewon                  7,748,634

                         The following Directors will complete their term of
                         office and were not due for election this calendar
                    `    year:

                                 David DeLeeuw
                                 Jay Fuller
                                 Richard Pratt
                                 Mark Riedy
                                 John Robbins

                        (2)         Amendment to the Registrant's 1997 Stock
                                    Option Plan

                                    Votes For  Votes Against  Votes Abstaining
                                    ---------  -------------  ----------------
                                    6,355,878    1,356,249        82,577

                        (3) Appointment of KPMG Peat Marwick LLP as the Registrant's independent accountants for the current fiscal year

                                    Votes For  Votes Against  Votes Abstaining
                                    ---------  -------------  ----------------
                                    7,733,822     27,527           33,355

Item 5.  Other Information

         Proposals of stockholders intended to be presented at the next Annual Meeting of the Stockholders of the Company (other than proposals made under Rule 14a-8 of the Securities Exchange Act of 1934, as amended) must be received by the Company at its offices at 445 Marine View Avenue, Suite 230, Del Mar California 92014, between February 21 and March 23, 1999.

Item 6.  Exhibits and Reports on Form 8-K:
            (a)         Exhibits
                        *3.1 Articles of Amendment and Restatement of the Registrant

                        *3.2      Amended and Restated Bylaws of the
                                  Registrant

                        *4.1      Registration Rights Agreement dated
                                  February 11, 1997

                       **4.2 Indenture dated as of June 1, 1998 between American Residential Eagle Board Trust 1998-1, a California wholly-owned consolidated subsidiary of AmREIT, and First Union National Bank, as Trustee.

                        10.6A     Amendment to 1997 Stock Incentive Plan

                        10.7A     1997 Stock Option Plan, as amended

                        27.       Financial Data Schedule

             * Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

            ** Incorporated by reference to Registration Statement on Form 8-K dated June 17, 1998, filed with the Commission on July 2, 1998.

            (b)         Reports on Form 8-K
                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                    AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.



Dated:  August 14, 1998             By:  /s/ MARK A. CONGER
                                         -------------------------------------
                                         Mark A. Conger,
                                         Executive Vice President
                                         Chief Financial Officer