Form 10-Q
period 1998-09-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 1998-11-12
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended: September 30, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________________ to  ________________

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

Common Stock ($.01 par value)                   8,055,500 as of November 1, 1998

INDEX

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 1998 and December 31, 1997           1

Consolidated Statements of Operations for the three months ended September 30,
1998 and 1997, for the nine months ended September 30, 1998, and for the period
from February 11, 1997 (commencement of operations) through September 30, 1997    2

Consolidated Statements of Cash Flows for the nine months ended September 30,
1998 and for the period from February 11, 1997 (commencement of operations)
through September 30, 1997                                                        3

Notes to Consolidated Financial Statements                                        4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       25

Item 2.  Changes in Securities and Use of Proceeds                               25

Item 3.  Defaults Upon Senior Securities                                         25

Item 4.  Submission of Matters to a Vote of Security Holders                     25

Item 5.  Other Information                                                       25

Item 6.  Exhibits and Reports on Form 8-K                                        25

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                               September 30,    December 31,
                                                                  1998              1997
                                                                ---------        ---------
Cash and cash equivalents                                       $  12,608        $   5,893
Retained interest in securitization                                 6,700               --
Mortgage securities available-for-sale, net                       258,536          387,099
Mortgage loans held-for-investment, net, pledged                  637,823          162,762
Interest rate cap agreements                                        1,132              411
Accrued interest receivable                                         9,698            5,169
Due from affiliate                                                    989              269
Investment in American Residential Holdings                           715               --
Other assets                                                          224              231
                                                                --------------------------
                                                                $ 928,425        $ 561,834
                                                                ==========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt                                                 $ 400,988        $ 451,288
Long-term debt, net                                               418,412               --
Accrued interest payable                                            2,099            1,839
Due to affiliate                                                      543               --
Accrued expenses and other liabilities                              1,128              632
Management fees payable                                               697              208
Accrued dividends                                                      --            1,298
                                                                --------------------------
   Total liabilities                                              823,867          455,265

Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares
   authorized; no shares issued and outstanding                        --               --
Common stock, par value $.01 per share; 25,000,000 shares
   authorized; 8,055,500 shares issued and outstanding                 81               81
Additional paid-in-capital                                        109,271          109,786
Accumulated other comprehensive loss                               (5,800)          (3,300)
Cumulative dividends declared                                      (6,945)          (2,401)
Retained earnings                                                   7,951            2,403
                                                                --------------------------
   Total stockholders' equity                                     104,558          106,569
                                                                --------------------------
                                                                $ 928,425        $ 561,834
                                                                ==========================


          See accompanying notes to consolidated financial statements.

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                              For the Period from
                                                                                                               February 11, 1997
                                                            For the Three     For the Three     For the Nine   (commencement of
                                                             Months Ended      Months Ended     Months Ended  operations) through
                                                            Sept. 30, 1998    Sept. 30, 1997   Sept. 30, 1998    Sept. 30, 1997
                                                            --------------    --------------   -------------- -------------------
Interest income:
Mortgage assets                                                 $18,447          $ 4,222          $51,704          $ 8,390
Cash and investments                                                195               --              402               --
                                                                ----------------------------------------------------------
      Total interest income                                      18,642            4,222           52,106            8,390
Interest expense                                                 16,974            3,532           44,611            6,977
                                                                ----------------------------------------------------------
   Net interest income                                            1,668              690            7,495            1,413
Provision for loan losses                                           296               --              714               --
                                                                ----------------------------------------------------------
   Net interest income after provision for loan losses            1,372              690            6,781            1,413
Other operating income:
   Management fee income                                            214               --              317               --
   Equity in income of Holdings                                     240               --            1,125               --
   Prepayment penalty                                               311               --              494               --
                                                                ----------------------------------------------------------
      Total other operating income                                  765               --            1,936               --
                                                                ----------------------------------------------------------
         Net operating income                                     2,137              690            8,717            1,413
Other expenses:
   Management fees                                                  697              104            1,866              173
   Loan expenses                                                    103               --              359               --
   General and administrative expenses                              336               67              944              137
                                                                ----------------------------------------------------------
      Total other expenses                                        1,136              171            3,169              310
                                                                ----------------------------------------------------------
Net income                                                      $ 1,001          $   519          $ 5,548          $ 1,103
                                                                ==========================================================

Net income per share of Common Stock -- Basic                   $  0.12          $  0.32          $  0.69          $  0.68

Net income per share of Common Stock -- Diluted                 $  0.12          $  0.31          $  0.69          $  0.66

Dividends per share of Common Stock for related period          $  0.12          $  0.32          $  0.68          $  0.68


          See accompanying notes to consolidated financial statements.

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         For the period
                                                                          For the       February 11, 1997
                                                                         Nine Months     (commencement of
                                                                            Ended       operations) through
                                                                        September 30,      September 30,
                                                                            1998                1997
                                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $   5,548           $   1,103
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of mortgage assets premiums                               9,558               1,000
      Amortization of interest rate cap agreements                             321                  86
      Amortization of closing costs                                              2                   1
      Provision for loan loss                                                  714                  --
      Increase in accrued interest receivable                               (4,529)             (2,232)
      Decrease/(increase) in other assets                                        5                 (14)
      Increase in due from affiliate                                          (720)                 --
      Increase in accrued interest payable                                     260               1,605
      Increase in accrued expenses and management fees payable                 985                 309
      Increase in due to affiliate                                             543                  82
                                                                         -----------------------------
      Net cash provided by operating activities                             12,687               1,940
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of mortgage securities available-for-sale                          --            (256,947)
   Purchases of mortgage loans held for investment                        (650,685)                 --
   Principal payments on mortgage securities available-for-sale            121,140              28,150
   Principal payments on mortgage loans held for investment                 61,207                  --
   Sale of mortgage loans held for investment                              109,068                  --
   Investment in Holdings                                                     (715)                 --
   Purchase of retained interest in securitization                          (6,700)                 --
   Purchase of interest rate cap agreements                                 (1,042)               (542)
                                                                         -----------------------------
      Net cash used in investing activities                               (367,727)           (229,339)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase/(decrease) in net borrowings from reverse
      repurchase agreements                                                (50,300)            209,706
   Net proceeds from stock issuance                                             --              20,026
   Purchase of treasury stock                                                 (492)                 --
   Dividends paid                                                           (5,842)               (584)
   Issuance of CMO/FASIT bonds                                             456,536                  --
   Payments on CMO/FASIT bonds                                             (38,124)                 --
   Other                                                                       (23)                 --
                                                                         -----------------------------
      Net cash provided by financing activities                            361,755             229,148
Net increase in cash and cash equivalents                                    6,715               1,749
Cash and cash equivalents at beginning of period                             5,893                  --
                                                                         -----------------------------
Cash and cash equivalents at end of period                               $  12,608           $   1,749
                                                                         =============================

Supplemental information - interest paid                                 $  34,567           $   4,371
                                                                         =============================
Non-cash transactions:
   Increase in accumulated other comprehensive income/(loss)             $  (2,500)          $     804
                                                                         =============================
   Equity in income of Holdings                                          $   1,125           $      --
                                                                         =============================


          See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF FINANCIAL PRESENTATION AND ORGANIZATION

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of American Residential Investment Trust, Inc. ("AmRES") and American Residential Eagle, Inc. ("Eagle"), its wholly owned subsidiary (collectively "AmRIT"). Substantially all of the assets of Eagle are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of AmRIT and American Residential Holdings, Inc. ("Holdings"), (collectively the "Company"). The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Eagle have been eliminated in the consolidation of AmRIT.

During the first half of 1998, the Company formed Holdings, through which a portion of the Company's Mortgage Loan acquisition and finance activities will be conducted. AmRIT owns all of the preferred stock and has a non-voting 95% economic interest in Holdings. Because AmRIT does not control Holdings, its investment in Holdings is accounted for under the equity method. Under this method, original equity investments in Holdings are recorded at cost and adjusted by AmRIT's share of earnings or losses and decreased by dividends received.

For financial reporting purposes, references to AmRIT mean AmRES and Eagle; while references to the "Company" mean AmRES, Eagle, and Holdings. Certain amounts for prior periods have been reclassified to conform with the 1998 presentation.

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") and with the instructions to Form 10-Q promulgated under the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of AmRIT and its consolidated financial condition and results of operations have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Organization

American Residential Investment Trust, Inc., a Maryland corporation, commenced operations on February 11, 1997. AmRES was financed through a private equity funding from its manager, Home Asset Management Corporation (the "Manager"). AmRES operates as a mortgage real estate investment trust ("REIT") which has elected to be taxed as a real estate investment trust for Federal income tax purposes, which generally will allow AmRES to pass through its income to its stockholders without payment of corporate level Federal income tax, provided that the Company distributes at least 95% of its taxable income to stockholders. During 1998, the Company formed Eagle, a special-purpose finance subsidiary. Holdings, a non-REIT, taxable affiliate of the Company, was established during the first half of 1998. The Company acquires residential mortgage-backed securities and mortgage loans (collectively, "Mortgage Assets"). These Mortgage Assets are typically secured by single-family real estate properties throughout the United States. The Company utilizes both debt and equity to finance its acquisitions. The Company may also use securitization techniques to enhance the value and liquidity of the Company's Mortgage Assets and may sell Mortgage Assets from time to time.

The Company diversified its residential mortgage loan sales activities in the second quarter of 1998 to include the securitization of such loans through a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC, which consisted of pooled adjustable-rate first-lien mortgages, was issued by Holdings to the public through the registration statement of the related underwriter.

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

The following table illustrates the computation of basic and diluted earnings per share:

                                                                                                                  For the period
                                                                                                     For the     February 11, 1997
                                                                   For the Three Months Ended      Nine Months    (commencement of
                                                                         September 30,                Ended      operations) through
                                                                     1998              1997       Sept. 30, 1998    Sept. 30, 1997
                                                                  ----------        ----------    --------------    --------------
                                                                           (dollars in thousands, except per share data)
Numerator:
   Numerator for basic income per share - net income              $    1,001        $      519      $    5,548        $    1,103
Denominator:
   Denominator for basic income per share - weighted average
      number of common shares outstanding during the period        8,080,345         1,614,000       8,102,658         1,614,000
Incremental common shares attributable to exercise of
   outstanding options                                                    --            61,989              --            61,989
                                                                  --------------------------------------------------------------
Denominator for diluted income per share                           8,080,345         1,675,989       8,102,658         1,675,989
Basic income per share                                            $     0.12        $     0.32      $     0.69        $     0.68
Diluted income per share                                                0.12              0.31            0.69              0.66

Comprehensive Income

Effective with the quarter ending March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated comprehensive income. The Company has chosen, for purposes of its interim financial reporting, to present a statement of comprehensive income in the notes to the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity securities (i.e., securities available for sale). The Company's statement of comprehensive income for the periods presented is as follows (in thousands):

                                                                                                        For the period from
                                                                                            For the       February 11, 1997
                                                                    For the                Nine Months    (commencement of
                                                               Three Months Ended            Ended       operations) through
                                                                 September 30,              Sept. 30,       Sept. 30,
                                                              1998            1997            1998             1998
                                                             -------         -------       ------------ --------------------
                                                                              (dollars in thousands)
Net income                                                   $ 1,001         $   519         $ 5,548         $ 1,103
Other comprehensive gain/(loss), net of
  related income taxes:
    Unrealized gains/(losses) on securities:
    Unrealized holding gains/(losses) arising
      during the period                                       (1,170)            804          (2,500)            804
    Less reclassification of realized gains/( losses)
      included in income                                          --              --              --              --
                                                             -------------------------------------------------------
                                                              (1,170)            804          (2,500)            804
                                                             -------------------------------------------------------
Comprehensive income/(loss)                                  $  (169)        $ 1,323         $ 3,048         $ 1,907
                                                             =======================================================

Recent Accounting Developments

Disclosure about Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about these operating segments be reported in interim financial statements. This statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated.

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

SFAS No. 133 amends SFAS No. 32, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105. This Statement also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

NOTE 2.  MORTGAGE SECURITIES AVAILABLE FOR SALE, NET

At September 30, 1998, the Company's Mortgage Securities consisted of the following mortgage participation certificates issued or guaranteed by Federal government sponsored agencies:

                                                Federal Home      Federal National
                                               Loan Mortgage         Mortgage
                                                Corporation         Association            Total
                                               -------------      ----------------       ---------
                                                               (dollars in thousands)
Mortgage Securities available-for-sale,
   principal                                     $ 171,835           $  82,480           $ 254,315
Unamortized premium                                  6,537               3,484              10,021
                                                 ---------           ---------           ---------
Amortized cost                                     178,372              85,964             264,336
Unrealized loss                                     (3,855)             (1,945)             (5,800)
                                                 ---------           ---------           ---------
Fair value                                       $ 174,517           $  84,019           $ 258,536
                                                 =========           =========           =========

At September 30, 1998 all investments in Mortgage Securities consisted of interests in adjustable rate mortgage loans on residential properties. The securitized interest in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest. The original maturity is subject to change based on the prepayments of the underlying mortgage loans.

At September 30, 1998, the weighted average net coupon on the Mortgage Securities was 7.70% per annum based on the amortized cost of the Mortgage Securities. All Mortgage Securities have a repricing frequency of one year or less.

NOTE 3.  MORTGAGE LOANS HELD FOR INVESTMENT, NET, PLEDGED

The Company purchases certain non-conforming Mortgage Loans to be held as long-term investments. At September 30, 1998, Mortgage Loans held for investment consists of the following (dollars in thousands):


Mortgage Loans held for investment, principal                         $ 597,751
Unamortized premium                                                      43,224
Allowance for loan losses                                                (3,152)
                                                                      ---------
                                                                      $ 637,823
                                                                      =========

At September 30, 1998, the weighted average net coupon on the Mortgage Loans was 9.29% per annum. All Mortgage Loans have a repricing frequency of five years or less. At September 30, 1998, approximately 40% of the collateral was located in California with no other state representing more than approximately 6%.

NOTE 4.  SHORT-TERM DEBT

The Company has entered into uncommitted reverse repurchase agreements (collectively "short-term" debt), which may be withdrawn at any time, to finance the acquisition of a portion of its Mortgage Assets. The maximum aggregate amount available under the uncommitted reverse repurchase agreements at September 30, 1998 is over $3.2 billion. These reverse repurchase agreements are collateralized by a portion of the Company's Mortgage Assets.

Mortgage Securities

The maximum outstanding reverse repurchase agreements with any one lender during the nine months ended September 30, 1998 was approximately $168.3 million, or approximately 70% of the total repurchase liability for the month ending August 31, 1998. At September 30, 1998, Mortgage Securities pledged had an estimated fair value of approximately $233.5 million.

At September 30, 1998, the Company had approximately $231.1 million of Mortgage Securities reverse repurchase agreements outstanding with a weighted average borrowing rate of 5.57% per annum and a weighted average remaining maturity of 37 days. The maximum month end balance and the average balance outstanding for the nine months ended September 30, 1998 were approximately $304.4 million and $269.3 million, respectively. At September 30, 1998, the Mortgage Securities reverse repurchase agreements had the following characteristics:

                                                                                    Weighted Average
                             Repurchase       Underlying        Interest Rate       Weighted Average
Mortgage Securities          Liability        Collateral         (per annum)         Maturity Date
                             --------         ----------        -------------       ----------------
                                                  (dollars in thousands)
                             -----------------------------------------------------------------------
Mortgage Securities
FHLMC                        $ 31,196          $ 30,656               5.62%          Oct. 21, 1998
FNMA                           77,356            76,139               5.62           Oct. 31, 1998
Paine Webber                  122,549           126,659               5.53           Nov. 13, 1998
                             -----------------------------------------------------------------------
                             $231,101          $233,454               5.57%          Nov. 6, 1998
                             =======================================================================

Mortgage Loans

Reverse repurchase agreements for Mortgage Loans are currently placed with two investment banking firms. The maximum amount outstanding with Lehman Brothers during the nine months ended September 30, 1998 was approximately $668.7 million. At September 30, 1998, Mortgage Loans pledged had an estimated fair value of approximately $161.5 million.

At September 30, 1998, the Company had approximately $169.9 million of Mortgage Loans reverse repurchase agreements outstanding with a weighted average borrowing rate of 6.39% per annum and a weighted average remaining maturity of one day. The maximum month end balance and the average balance outstanding for the nine months ended September 30, 1998 were approximately $668.7 million and $333.2 million, respectively. At September 30, 1998, the Mortgage Loans reverse repurchase agreements had the following characteristic:

                         Repurchase       Underlying        Interest Rate       Weighted Average
Mortgage Loans           Liability        Collateral         (per annum)         Maturity Date
                         ----------       ----------        -------------       ---------------
                                               (dollars in thousands)
                         ----------------------------------------------------------------------
Lehman Brothers          $ 98,603          $104,619               6.40%          Oct. 1, 1998
Bear Stearns               71,284            56,874               6.38           Sept. 30, 1998
                         ----------------------------------------------------------------------
                         $169,887          $161,493               6.39%          Oct. 1, 1998
                         ======================================================================

NOTE 5.  LONG-TERM DEBT, NET

During the second quarter of 1998, AmRIT, through its wholly owned subsidiary, Eagle, issued approximately $456.5 million of collateralized mortgage bonds (Long-Term Debt) through a Financial Asset Securitization Investment Trust (FASIT). The bonds were assigned to a FASIT trust and trust certificates evidencing the assets of the trust were sold to investors. The trust certificates were issued in classes representing senior, mezzanine, and subordinate payment priorities. Payments received on single-family mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT. The maturity of each class of trust certificates is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the bonds were issued and the FASIT trust. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

The components of the Long-Term Debt at September 30, 1998 along with selected other information are summarized below (dollars in thousands):

Long-Term Debt                                                        $ 418,757
Capitalized Costs on Long-Term Debt                                        (345)
                                                                      ---------
Total Long-Term Debt                                                  $ 418,412
                                                                      =========

Range of Certificate pass-through rates                               5.74% - 7.05%

Stated maturities                                                     2008 - 2028

NOTE 6.  COLLATERAL FOR LONG-TERM DEBT

AmRIT has pledged collateral in order to secure the Long-Term Debt issued in the form of Bond Collateral. This Bond Collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related

Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. AmRIT's exposure to loss on the Bond Collateral is limited to its net investment, as the Long-Term Debt is non-recourse to AmRIT.

The components of the Bond Collateral at September 30, 1998 are summarized as follows (dollars in thousands):

Mortgage loans                                                       $ 425,008
Unamoritized premium                                                    34,343
Allowance for loan losses                                               (3,027)
Accrued interest receivable                                              3,594
                                                                     ---------
                                                                     $ 459,918
                                                                     =========

Weighted average gross coupon                                             9.95%
Weighted average net coupon                                               9.30%
Weighted average pass-through rate                                        9.28%

NOTE 7.  RETAINED INTEREST IN SECURITIZATION

Retained interests in securitization consist of assets generated by the Company's loan securitization. These assets at September 30, 1998 were as follows (dollars in thousands):

REMIC subordinate certificates                                            $6,700
                                                                          ======

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

NOTE 8.  DIVIDENDS

On October 15, 1998, the Company declared a dividend of $967 thousand or $0.12 per share. This dividend was paid on November 2, 1998 to holders of record of Common Stock as of October 26, 1998. On July 13, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. This dividend was paid on July 31, 1998 to holders of record of Common Stock as of July 24, 1998. On April 24, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. This dividend was paid on April 30, 1998 to holders of record of Common Stock as of April 24, 1998. On December 19, 1997, the Company declared a dividend of $1.3 million or $0.16 per share. The dividend was paid on January 21, 1998 to holders of record of Common Stock as of December 31, 1997.

NOTE 9. INVESTMENT IN AMERICAN RESIDENTIAL HOLDINGS, INC.

The following condensed financial information summarizes the financial position and results of operations of American Residential Holdings, Inc. (dollars in thousands, except per share data):

                       AMERICAN RESIDENTIAL HOLDINGS, INC.
                             CONDENSED BALANCE SHEET

                                                                  September 30, 1998
                                                                  ------------------
                                     ASSETS

Cash and cash equivalents                                               $     8
Due from affiliate                                                          533
Class "X" Certificate - CMO/FASIT                                           475
Other assets                                                                 25
                                                                        -------
                                                                        $ 1,041
                                                                        =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities                                                       $   241
                                                                        -------
   Total liabilities                                                        241
Stockholders' Equity:
Preferred stock, par value $1,000 per share; 10,000 shares
   authorized; 475 shares issued and outstanding                            475
Common stock, par value $.01 per share; 100 shares
   authorized; 50 shares issued and outstanding                              --
Additional paid-in-capital                                                   25
Cumulative dividends declared                                              (885)
Retained earnings                                                         1,185
                                                                        -------
   Total stockholders' equity                                               800
                                                                        -------
                                                                        $ 1,041
                                                                        =======

                       AMERICAN RESIDENTIAL HOLDINGS, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                                                       For the period
                                                                      January 28, 1998
                                                                      (commencement of
                                                                     operations) through
                                                                      September 30, 1998
                                                                     -------------------
Income:
   Gain on sale of loans                                                  $1,589
   Interest income                                                           266
   Other income                                                                2
                                                                          ------
      Total income                                                         1,857
Expenses:
   Other expenses                                                             19
                                                                          ------
      Income before taxes                                                  1,838
Taxes                                                                        653
                                                                          ------
   Net income                                                             $1,185
                                                                          ======

                       AMERICAN RESIDENTIAL HOLDINGS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                                                       For the period
                                                                      January 28, 1998
                                                                      (commencement of
                                                                     operations) through
                                                                      September 30, 1998
                                                                     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $ 1,185
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Increase in other assets                                             (558)
      Increase in accrued expenses                                          241
                                                                        -------
      Net cash provided by operating activities                             868
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Class "X" certificates - CMO/FASIT                          (475)
                                                                        -------
      Net cash used in investing activities                                (475)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from stock issuance                                         500
   Dividends paid                                                          (885)
                                                                        -------
      Net cash used in financing activities                                (385)
Net increase in cash and cash equivalents at end of period                    8
Cash and cash equivalents at beginning of period                             --
                                                                        -------
Cash and cash equivalents at end of period                              $     8
                                                                        =======


NOTE 10.  SUBSEQUENT EVENT

On October 29, 1998, management of the Company announced its intention to sell, during the fourth quarter, $264.3 million of FNMA and FHLMC securities which are classified as available-for-sale. As of September 30, 1998, the Mortgage Securities had an unrealized loss allowance of $5.8 million. The Company has estimated the loss on sale of these Mortgage Securities to be approximately $8 million to $10 million, which will negatively impact earnings upon the completion of the sale. On October 30, 1998, the Company sold approximately $65.4 million of Mortgage Securities at a loss of $1.9 million. On November 4, 1998, approximately $130.1 million of Mortgage Securities were traded to be settled November 23, 1998, for a loss on the sale of approximately $3.3 million. The Company is reasonably assured the remaining $68.8 million will be sold in December 1998.

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

For that portion of the Company's earning assets funded with borrowings ("spread lending"), the resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds and interest rate hedging agreements. Net income from spread lending may initially decrease following an increase in interest rates and then, after a lag period, be restored to its former level as earning assets yields adjust to market conditions. Net income from spread lending may likewise increase following a fall in interest rates, but then decrease as earning assets yields adjust to the new market conditions after a lag period.

RESULTS OF OPERATIONS

For the three months ended September 30, 1998, the Company generated net income of approximately $1.0 million and diluted net income per share of Common Stock of $0.12. At September 30, 1998 the Company held Mortgage Securities that had a carrying value of approximately $258.5 million, including a $5.8 million net unrealized loss, and Mortgage Loans with a carrying value of approximately $637.8 million.

Net income for the Company increased 92.9% from approximately $519 thousand for the three months ended September 30, 1997, to approximately $1.0 million for the three months ended September 30, 1998. The growth in net income was directly attributable to an increase in net interest income and other operating income. Net interest income grew approximately 142% from the three months ended September 30, 1997 to the three months ended September 30, 1998, from approximately $690 thousand to approximately $1.7 million, respectively. Other operating income was zero for the three months ended September 30, 1997 and was approximately $765 thousand for the three months ended September 30, 1998. This increase in income was partially offset by an increase in other expenses consisting of management fees, loan expenses and general and administrative expenses. From the three months ended September 31, 1997 to the three months ended September 30, 1998, other expenses increased from approximately $171 thousand to approximately $1.1 million, or approximately 564%.

The growth in net interest income from the three months ended September 30, 1997 to the three months ended September 30, 1998 was due to an increase in the Company's Mortgage Loans held-for-investment during the third quarter of 1998. An increase in other operating income includes the increase in management fee income, prepayment penalty income and equity in income of Holdings. Management fee income increased due to the increase in the Company's Mortgage Loans during the third quarter of 1998 and prepayment penalty income increased due to the high levels of prepayments in the Mortgage Securities portfolio during the three months ended September 30, 1998. Holdings income increased due to an increase in interest income from the sale of loans structured in a Real Estate Mortgage Investment Conduit ("REMIC").

For the nine months ended September 30, 1998, the Company generated net income of approximately $5.5 million and diluted net income per share of Common Stock of $0.69.

Net income for the Company increased 403% from approximately $1.1 million for the period from February 11, 1997 (commencement of operations) through September 30, 1997, to approximately $5.5 million for the nine months ended September 30, 1998. The growth in net income was directly attributable to an increase in net interest income and other operating income. Net interest income grew approximately 430% from the period from February 11, 1997 (commencement of operations) through September 30, 1997 to the nine months ended September 30, 1998, from approximately $1.4 million to approximately $7.5 million respectively. Other operating income was zero for the period from February 11, 1997 (commencement of operations) through September 30, 1997 and was approximately $1.9 million for the nine months ended September 30, 1998. This increase in income was offset by an increase in other expenses consisting of management fees, loan expenses and general and administrative expenses. From the period from February 11, 1997 (commencement of operations) through September 30, 1997 to the nine months ended September 30, 1998, other expenses increased from approximately $310 thousand to approximately $3.2 million, or 922%.

The growth in net interest income from the period from February 11, 1997 (commencement of operations) through September 30, 1997 to the nine months ended September 30, 1998 was due to an increase in the Company's Mortgage Loans held-for-investment during the first nine months of 1998. An increase in other operating income includes the increase in management fee income, prepayment penalty income and equity in income from Holdings. Management fee income increased due to the increase in the Company's Mortgage Loans during the first nine months of 1998 and prepayment penalty income increased due to the high levels of prepayments in the Mortgage Securities portfolio during the nine months ended September 30, 1998. While prepayment income increases cash flow, higher than expected prepayments have a long-term negative effect on operating income due to write-offs of capitalized mortgage premiums which would otherwise have been amortized over a longer period of time. Equity in income of Holdings increased due to interest income from the sale of loans structured in a Real Estate Mortgage Investment Conduit ("REMIC"). The Company does not anticipate that it will receive other operating income from REMIC transactions in the future on a regular basis, or at all. Similarly, the increase in other expenses from the period from February 11, 1997 (commencement of operations) through September 30, 1997 to the nine months ended September 30, 1998 is primarily the result of (i) the Company's increased management fees caused from the increase in the Company's Mortgage Loans and (ii) the result of the Company's inital public offering which increased professional fees, printing and reproduction expenses caused from the 10-K and annual report.

The Company experienced very high levels of prepayments in the Mortgage Security portfolio in the nine months ended September 30, 1998. The annualized Mortgage Security principal prepayment rate for the Company was approximately 53% in the nine months ending September 30, 1998 compared to the annualized mortgage principal prepayment rate of approximately 28% for the period from February 11, 1997 (commencement of operations) through September 30, 1997. The Company anticipates that prepayment rates may continue at very high levels for an indefinite period. The sale of these securities may reduce this prepayment risk. The Company's financial condition and results of operations will continue to be materially adversely affected if prepayments continue at high levels. See "Business Risks - High Levels of Mortgage Loan Prepayments May Reduce Operating Income".

The 95% economic interest in the taxable affiliate, Holdings, was $1.1 million for the nine months ended September 30, 1998 compared to zero for the period from February 11, 1997 (commencement of operations) through September 30, 1997. Holdings' future earnings will be recognized using the equity method of accounting and will be disclosed as a separate line-item on the Company's income statement. See "Note 9. Investment in American Residential Holdings, Inc." in the notes to Consolidated Financial Statements section above for additional information on Holdings.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, net cash provided by operating activities was approximately $12.7 million. Net cash provided by operating activities was negatively impacted by an increase in accrued interest receivable. Mortgage Loans increased from $162.8 million on December 31, 1997 to $637.8 million at September 30, 1998 and, therefore, accrued interest receivable at September 30, 1998 has increased proportionally to loans, thereby negatively affecting cash. The net increase in "Due from affiliate", also adversely affects cash flow. Net cash for the period was positively affected by an increase in accrued interest payable and management fees payable and due to affiliate.

Net cash used in investing activities for the nine months ended September 30, 1998 was approximately $367.7 million. Net cash used for the period was negatively affected by the purchase of Mortgage Loans in the amount of approximately $650.7 million and positively affected by principal prepayments of mortgage securities of approximately $121.1 million and mortgage loans of approximately $61.2 million, and sale of mortgage loans held for investment of approximately $109.1 million.

For the nine months ended September 30, 1998, net cash provided by financing activities was approximately $361.8 million. Net cash used was positively affected by the issuance of long-term debt in the form of CMO/FASIT bonds issued for approximately $456.5 million. Net cash used was negatively affected by a decrease in borrowings under reverse repurchase agreements of $50.3 million and payments on CMO/FASIT bonds of approximately $38.1 million.

SALE OF ASSETS

The Company anticipates selling its entire Mortgage Securities portfolio (approximately $264.3 million) in the fourth quarter of 1998. These assets are categorized as "available for sale". The Company expects to realize a capital loss of between $8 million and $10 million including writing off unamortized cap hedge protections. On October 30, 1998, approximately $65.4 million of Mortgage Securities were sold. On November 4, 1998, approximately $130.1 million of Mortgage Securities were traded to be settled November 23, 1998. The Company is reasonably assured the remaining $68.8 million will be sold in December 1998.

FINANCING

At September 30, 1998 the Company had committed reverse repurchase agreement facilities in place to provide $150 million to finance investments in Mortgage loans. In addition, the Company had uncommitted reverse repurchase agreement facilities in place to provide over $ 3 billion to finance investments in Mortgage Assets.

If the Company's cash resources are insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. There is no assurance that such financing will be available to the Company on favorable terms, or at all.

BUSINESS RISKS

Failure to Implement Company's Leverage Strategy May Adversely Affect Results of Operations

The Company relies on short term borrowings to fund acquisitions of Mortgage Assets. Accordingly, the ability of the Company to achieve its investment objectives depends on its ability (i) to borrow money in sufficient amounts and on favorable terms, (ii) to renew or replace on a continuous basis its maturing short term borrowings and (iii) to successfully leverage its Mortgage Assets. In addition, the Company is dependent upon a few lenders to provide the primary credit facilities for its purchases of Mortgage Assets. Any failure to obtain or renew adequate funding under these facilities or other financing on favorable terms, could reduce the Company's net interest income and have a material adverse effect on the Company's operations.

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

Lenders will have claims on the Company's assets superior to the claims of the holders of the Shares and may require that the Company agree to covenants that could restrict its flexibility in the future and limit the Company's ability to pay dividends. In the event of the insolvency or bankruptcy of the Company, any creditor under a reverse repurchase agreement may be allowed to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender may be permitted to repudiate the contract, and the Company's claim against the lender for damages therefrom may be treated simply as one of the unsecured creditors. Should this occur, the Company's claims would be subject to significant delay and, if received, may be substantially less than the damages actually suffered by the Company.

Due to the underlying loan to collateral values established by the Company's lenders, the Company may be subject to calls for additional capital in the event of adverse market conditions. Such conditions include (i) higher than expected levels of prepayments on Mortgage Loans and (ii) sudden increases in interest rates. To the extent that the Company is highly leveraged, it may not be able to meet its loan to collateral value requirements, which may result in losses to the Company. There can be no assurance that the Company will not face additional margin calls.

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

Mortgage Asset prepayment rates generally increase when new Mortgage Loan interest rates fall below the interest rates on the adjustable-rate Mortgage Assets, Prepayment experience also may be affected by the geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of an adjustable-rate Mortgage Loan, the ability of the borrower to obtain or convert to a fixed-rate Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced very high levels of prepayments during the nine months ended September 30, 1998 and the Company anticipates that prepayment rates will continue at very high levels for an indefinite period.

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

The Company's Mortgage Loans remain relatively young from a delinquency perspective, and there have not yet been any losses incurred on these loans. Because of the age of the Company's loans, current delinquency and loss information is not yet expected to be representative of future delinquencies and losses. At September 30, 1998, approximately 7.74% of the Company's Mortgage Loans were delinquent 30 days or more. In addition, at September 30, 1998, 37 Mortgage Loans were in bankruptcy with a total loan value of approximately $4.5 million and 87 Mortgage Loans in foreclosure with a total loan value of approximately $12.8 million.

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

At September 30, 1998, the Mortgage Loans held for Investment had the following credit grade characterizations:

             Credit Grade                Percent          Non-Conforming Loans
             ------------                -------          --------------------
                  A                            65%            $388,538
                  B                            22              131,505
                  C                            11               65,753
                  D                             2               11,955
                                         --------             --------
                                              100%            $597,751
                                         ========             ========

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

Sudden Interest Rate Fluctuations May Reduce Income From Operations

Substantially all of the Company's Mortgage Assets have a repricing frequency of two years or less, and substantially all of the Company's borrowings have maturities of three months or less. The interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Assets. Consequently, changes in interest rates may significantly influence the Company's net interest income. While increases in interest rates will generally increase the yields on the Company's adjustable-rate Mortgage Assets, rising rates will also increase the cost of borrowings by the Company. To the extent such costs rise more rapidly than the yields on such Mortgage Assets, the Company's net interest income will be reduced or a net interest loss may result.

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

Currently, the Company has entered into hedging transactions which seek to protect only against the Mortgage Securities lifetime rate caps and not against periodic rate caps or unexpected prepayments. In addition, the Company's lifetime cap hedges are for a two year period which began in the second quarter of 1998. Accordingly, the Company may not be adequately protected against risks associated with interest rate changes and such changes could aversely affect the Company's financial condition and results of operations.

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

Year 2000 Issues

The Company may face problems in the year 2000 if any relied-on computer system, either internally or externally, utilizes only two digits to identify a year. If not addressed and corrected, a company's computer applications may fail or give incorrect results.

The Company is currently in the process of reviewing its internal and external exposure and contingency plans regarding Year 2000 issues. All internal computer systems and programs that the Company relies on have been developed or upgraded within the last five years. Additionally, the Company is in the process of contacting all software and computer vendors to assess the potential for problems from the change to the Year 2000. The Company does not anticipate any interruption or problems arising from its internal systems that would be detrimental to operations. The Company likewise does not expect to incur any material expense associated with addressing Year 2000 compliance. There can be no assurance, however, that the Company's counterparties will be Year 2000 compliant.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

           Not required.

PART II.  OTHER INFORMATION

Item. 1. Legal Proceedings

           At September 30, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2.  Changes in Securities and Use of Proceeds

           None.

Item 3. Defaults Upon Senior Securities

           Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            None.

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

            27.   Financial Data Schedule

        * Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

        ** Incorporated by reference to registration Statement on Form 8-K dated June 17, 1998, filed with the Commission on July 2, 1998.

(b)        Reports on Form 8-K

           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.



Dated:  November 12, 1998               By:  /s/ Mark A. Conger
                                            ------------------------------------
                                             Mark A. Conger,
                                             Executive Vice President
                                             Chief Financial Officer