Form 10-K
period 1998-12-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 1999-03-26
CIK 1035744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                           ------------------------TO
                            ------------------------

                        COMMISSION FILE NUMBER: 1-13485

                  AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                      33-0741174
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
      445 MARINE VIEW AVENUE, SUITE 230                            92014
             DEL MAR, CALIFORNIA                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (619) 350-5000
                 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
---------------------------------------------- ----------------------------------------------
        COMMON STOCK ($.01 PAR VALUE)                     NEW YORK STOCK EXCHANGE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES      X       NO
       ---------        ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 1, 1999, the aggregate market value of the voting stock held by non-affiliates was $45.9 million, based on the closing price of the common stock on the New York Stock Exchange.

     As of March 1, 1999, there were 8,055,500 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 19, 1999, are incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I

Item 1.   Business....................................................    1

Item 2.   Properties..................................................   31

Item 3.   Legal Proceedings...........................................   31

Item 4.   Submission of Matters to A Vote of Security Holders.........   31

                                    PART II

Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   32

Item 6.   Selected Financial Data.....................................   33

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation....................................   34

Item 7a.  Quantitative And Qualitative Disclosure About Market Risk...   37

Item 8.   Financial Statements and Supplementary Data.................   37

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   38

                                    PART III

Item 10.  Directors and Executive officers of The Registrant..........   38

Item 11.  Executive Compensation......................................   38

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   38

Item 13.  Certain Relationships and Related Transactions..............   38

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports On
          Form 8-K....................................................   38

Financial Statements..................................................  F-1

Signatures

Exhibit Index

ITEM 1.  BUSINESS

     The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates", "goal", "intends", "seeks", "strategy" and derivatives of such words are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income and future Mortgage Asset acquisitions, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth below under the heading "Business Risks". In particular, the Company's future income could be affected by availability of credit, changes in levels of prepayments, changes in interest rates, lack of available Mortgage Assets which meet the Company's acquisition criteria, the type of Mortgage Assets acquired by the Company and the credit characteristics of the borrowers under Mortgage Loans acquired by the Company.

GENERAL

     American Residential Investment Trust, Inc. (the "Company") was incorporated in the State of Maryland on February 6, 1997, and is a real estate investment trust ("REIT"). The Company acquires non-conforming adjustable-rate and fixed-rate, single-family whole loans (collectively, "Mortgage Loans") through bulk purchases in the capital markets and through purchases from originators. It finances its acquisitions with equity and secured borrowings. The Company generally earns interest on the portion of its portfolio financed with equity and earns a net interest spread on the portion of its portfolio financed with secured borrowings. The Company is structured as a real estate investment trust, thereby generally eliminating federal taxes at the corporate level on income it distributes to stockholders.

     The Company has entered into an agreement with Home Asset Management Corporation (the "Manager") to manage the day-to-day operations of the Company (the "Management Agreement"). Accordingly, the Company's success depends significantly on the Manager. Pursuant to the terms of the Management Agreement, the Manager advises the Company's Board of Directors with respect to the formulation of investment criteria and preparation of policy guidelines, and is compensated based upon the principal amount and type of Mortgage Securities and Mortgage Loans, (collectively, "Mortgage Assets") held by the Company. See "The Management Agreement."

INVESTMENTS

  MORTGAGE LOANS

     The Company acquires non-conforming, adjustable-rate and fixed-rate residential Mortgage Loans primarily through bulk purchases from the capital markets and from other financial institutions. The Company also invests in Mortgage Loans which it acquires directly from originators. Although the Company invested in Mortgage Securities in the past, the Company believes that it can enhance the overall yield of its Mortgage Asset portfolio by investing in Mortgage Loans, which generally are relatively higher yielding (adjusted for risk) than Mortgage Securities.

     The Company only acquires those Mortgage Loans which the Company believes it has the expertise (with the advice of the Manager) to evaluate and manage and which are consistent with the Company's balance sheet guidelines and risk management objectives. The Company also considers (i) the amount and nature of anticipated cash flows from the Mortgage Assets, (ii) the Company's ability to pledge the Mortgage Loans to secure collateralized borrowings, (iii) the increase in the Company's capital requirements resulting from the purchase and financing of the Mortgage Loans, as determined pursuant to the Company's capital policies, and (iv) the costs of financing, hedging, managing, servicing, securitizing and providing for credit losses on the Mortgage Assets. Prior to the acquisition of Mortgage Loans, potential returns on capital employed are assessed over the life of the Mortgage Loans and in a variety of interest rates, yield spread, financing cost, credit loss, and prepayment scenarios. The Board of Directors of the Company can revise the

Company's investment policies at its sole discretion, subject to approval by a majority of the Company's directors who are not employees or officers of the Company. See "Business Risks -- Policies and Strategies May Be Revised at the Discretion of the Board of Directors."

     The Company initially finances acquisitions of Mortgage Loans with short term borrowings which generally mature in one year or less. The Company's objective is to permanently finance its Mortgage Loans ("Bond Collateral") in long-term non-recourse securitizations. Mortgage Loans are financed with borrowings that will bear interest at rates which periodically adjust to the applicable market rate. See "Funding."

     All of the Mortgage Loans held by the Company are non-conforming Mortgage Loans. The Mortgage Loans are non-conforming primarily as a result of credit rating of the borrower and consist predominantly of "A" and "B" grade, non-conforming Mortgage Loans and to a lesser extent, "C" and "D" grade Mortgage Loans. The Company grades each Mortgage Loan based predominantly on the mortgage credit rating of the borrower. See "Underwriting." Non-conforming Mortgage Loans generally are subject to greater frequency of loss and delinquency than conforming Mortgage Loans. See "Business Risks -- Borrower Credit May Decrease Value of Mortgage Loans." Accordingly, lower credit grade Mortgage Loans normally bear a higher rate of interest and are subject to higher fees (including prepayment fees and late payment penalties) than conforming Mortgage Loans.

     For the year 1998, the Company acquired Mortgage Loans with an aggregate carrying value of approximately $649.6 million. The Company expects to acquire additional Mortgage Loans in the near future. At December 31, 1998, the Company had $417.8 million of Bond Collateral.

  MORTGAGE SECURITIES

     The Company's current investment portfolio includes Mortgage Securities issued or guaranteed by federal government sponsored agencies ("Agency Securities"). The Company's Mortgage Securities are securitized interests in pools of adjustable-rate single family residential Mortgage Loans. These Mortgage Securities entitle the holder to receive a pass-through of principal and interest payments on the underlying pool of Mortgage Loans. Interest and principal are guaranteed by FNMA or FHLMC. The original maturity of the majority of the Mortgage Securities is over a period of thirty years; the actual maturity is subject to change based on the prepayments of the underlying Mortgage Loans.

     As of December 31, 1998, approximately two-thirds of the Company's Mortgage Securities were whole-pool Mortgage Securities which represent all the certificates issued with respect to an underlying pool of Mortgage Loans. In 1998, a significant portion of Mortgage Securities available-for-sale were sold resulting in a loss of $5.9 million. The remaining Mortgage Securities available-for-sale had a value of $6.6 million at December 31, 1998.

     The Company did not purchase Mortgage Securities in the capital markets in 1998 and, at this time, the Company does not plan to continue to purchase Mortgage Securities. These Mortgage Securities generally have a higher level of liquidity than the Mortgage Loans currently held by the Company, however, they are also more sensitive to prepayment risk and interest rate fluctuations.

  REMIC CERTIFICATES

     The Company diversified its residential Mortgage Loan sales activities in 1998 to include the securitization of such loans through a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC, which consisted of pooled adjustable-rate first-lien mortgages, was issued by American Residential Holdings, Inc. ("Holdings"), a non-REIT, taxable affiliate of the Company, to the public through the registration statement of the related underwriter. The retained interest in securitization consists of assets generated by the Company's loan securitization. These assets, REMIC subordinate certificates, were valued at $8.8 million at December 31, 1998.

     While the Company does not currently intend to acquire additional residual interests issued by REMICs, subordinate interests in Mortgage Securities or interest-only Mortgage Securities, it is not prohibited from doing so under the terms of its Capital Policy. Residual interests, if acquired by a REIT, would generate excess inclusion income. See "Federal Income Tax Consequences -- Taxation of Stockholders."

MORTGAGE LOAN ACQUISITIONS

  ACQUISITIONS

     The Company has acquired the majority of its Mortgage Loans to date on a bulk basis. In some cases, the Mortgage Loans are purchased directly from large originators and in other cases through a Wall Street intermediary. Bulk packages are usually greater than $50 million in size and can be as much as $400 to $500 million.

     In addition to acquiring Mortgage Loans through bulk purchases in the capital markets, the Manager intends to leverage the expertise of its executive officers in the residential Mortgage Loan industry to develop a program for the purchase of Mortgage Loans by the Company directly from the originators. Under this program, the Manager will (i) identify segments of the residential Mortgage Loan market that meet its general criteria for potential originations, (ii) arrange for the acquisition by the Company of Mortgage Loans originated, hence avoiding certain loan broker or other intermediary fees, and (iii) arrange for the servicing of the Mortgage Loans by entities experienced in servicing the particular types of Mortgage Loans involved.

     The Manager intends to draw upon the experience of its executive officers in the residential mortgage industry to build a network of originators with expertise in market segments targeted by the Company. The Manager will make arrangements for the Company to acquire Mortgage Loans through the Manager's relationships with these originators. The Manager will identify and work with a number of originators to generate Mortgage Loan products for the program.

     The Company anticipates that in the future an increasing portion of its Mortgage Loans will consist of loans acquired pursuant to the program. There can be no assurance that the program will be successful or that the Mortgage Loans acquired through the program will be higher yielding than loans acquired through bulk purchases or that of Mortgage Securities. See "Business Risks -- Inability to Acquire Mortgage Assets."

     Pursuant to the Company's program, the Company intends to acquire packages of Mortgage Loans in aggregate principal amounts of between $5 million and $30 million. The Mortgage Loans will generally be non-conforming Mortgage Loans secured by single family residential properties. The Mortgage Loans are expected to be non-conforming primarily as a result of the credit rating of the borrower.

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

  PRICING

     Mortgage Loans acquired on a bulk basis have been priced on either a negotiated basis with the sellers or pursuant to a bidding process. For Mortgage Loans to be acquired from originators, the Company expects to review the prices at which it is purchasing such Mortgage Loans with the Manager and to adjust the prices on a risk adjusted basis. In each case, different prices will be established for the various types of Mortgage Loans to be acquired based on current market conditions, with price adjustments for any "buy-ups" or "buy-downs" (i.e., where the gross coupon is higher or lower than the standard coupon set forth in the originator's pricing specifications).

  UNDERWRITING

     The Company reviews the aggregate attributes of a package of Mortgage Loans, as specified by the seller of the Mortgage Loans, to determine if the package conforms to the Company's acquisition criteria. If the Company then elects to purchase a package of Mortgage Loans, the Company reviews the Mortgage Loan documentation for conformance to the seller's specifications. In evaluating a package of Mortgage Loans to be acquired on a bulk basis, the Company reviews the loan documentation for 100% of the Mortgage Loans to be acquired. To date, all of the Company's underwriting reviews have been performed by a nationally recognized third party underwriting review firm or in-house personnel. The Company also obtains representations and warranties from the seller with respect to the quality and terms of the Mortgage Loans being acquired.

     The Company considers a variety of factors in determining whether to acquire a package of Mortgage Loans. These factors generally include the credit grade and income history of each borrower, the loan-to-value ratio for each property, the prepayment penalties for the Mortgage Loans, the weighted average coupon of the Mortgage Loans and the documentation required for approval of the Mortgage Loans. The Company may also consider other factors with respect to any individual package under consideration.

     Underwriting standards are applied by or on behalf of a lender to evaluate the borrower's credit standing and repayment ability, and the value and adequacy of the related mortgaged property as collateral. In general, a prospective borrower applying for a Mortgage Loan is required to fill out a detailed application designed to provide to the underwriting officer pertinent credit information. As part of the description of the borrower's financial condition, the borrower generally is required to provide a current list of assets and liabilities and a statement of income and expenses, as well as an authorization to apply for a credit report which summarizes the borrower's credit history with local merchants and lenders and any record of bankruptcy. In most cases, an employment verification is obtained from an independent source (typically the borrower's employer) which verifies among other things, the length of employment with that organization, the current salary, and whether it is expected that the borrower will continue such employment in the future. If a prospective borrower is self-employed, the borrower may be required to submit copies of signed tax returns. The borrower may also be required to authorize verification of deposits at financial institutions where the borrower has demand or savings accounts.

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

Substantially all of the Mortgage Assets are residential Mortgage Loans made to borrowers with credit ratings below the conforming Mortgage Loan underwriting guidelines. The following matrix generally describes the underwriting criteria employed by the Company in evaluating the credit quality of non-conforming Mortgage Loans. Such underwriting criteria may differ from the criteria employed by the originators of the Mortgage Loans.

        MAXIMUM MORTGAGE                                                               MAXIMUM
CREDIT    DELINQUENCIES                           CONSUMER                          DEBT-TO-INCOME
LEVEL   DURING LAST YEAR                           CREDIT                               RATIOS
------  -----------------                         --------                          --------------

  A     Up to two 30-day    Generally good credit for the last two years, with           45%
                            minor derogatory accounts permitted. Overall credit
                            paid as agreed. No bankruptcy, discharge, or notice
                            of default filings during preceding two years.

  B     Up to four 30-day   Satisfactory credit with recurring 30-day accounts &         50%
                            minor 60-day accounts. Isolated judgements and
                            charge-offs permitted on a case-by-case basis. No
                            bankruptcy, discharge, or notice of default filings
                            during preceding two years.

  C     Up to two 60-day    Generally fair credit, as the applicant may have             55%
                            experienced significant credit problems in the past,
                            including judgements, charge-offs and collection
                            accounts. On a case-by-case basis, a notice of
                            default/foreclosure filing may have occurred in the
                            last twelve months with a good explanation. Not
                            currently in bankruptcy, but may have recently
                            occurred with proof of dismissal/discharge.

  D     Up to one 120-day   Generally poor credit, as the applicant may be               60%
                            currently experiencing significant credit problems,
                            including being subject to notice of
                            default/foreclosure fillings or currently in
                            bankruptcy.

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

     Once all applicable employment, credit and property information is received, a determination generally is made as to whether the prospective borrower has sufficient monthly income available to meet (i) the borrower's monthly obligations on the proposed Mortgage Loan (determined on the basis of the monthly payments due in the year of origination) and other expenses related to the mortgaged property (such as property taxes and hazard insurance), and
(ii) monthly housing expenses and other financial obligations and monthly living expenses. The underwriting standards may be permitted to vary in appropriate cases where factors such as low loan-to-value ratios or other favorable credit issues exist.

  QUALITY CONTROL

     The Manager has developed a quality control program to monitor the quality of Mortgage Loan underwriting at the time of acquisition and on an ongoing basis. All Mortgage Loans purchased by the Company are subject to this quality control program. A legal document review of Mortgage Loans to be acquired is conducted to verify the accuracy and completeness of the information contained in the Mortgage Loan documents, security instruments and other pertinent documents in the file. All the Mortgage Loans are submitted to a third party, nationally recognized underwriting review firm for a compliance check of underwriting and review of income, asset and appraisal information. In addition, the Manager has implemented a post-acquisition audit program to monitor ongoing documentation and servicing compliance.

SERVICING

     The Company has acquired Mortgage Loans on both a "servicing released" basis (i.e., the Company acquired both the Mortgage Loans and the rights to service them) and on a "servicing retained" basis (i.e., the

Company acquired the Mortgage Loans but not the rights to service the Mortgage Loans). Generally, whether the Mortgage Loans are acquired on a servicing released or servicing retained basis is determined pursuant to negotiations with the seller.

     The Company has contracted with subservicers to provide servicing at a cost of a fixed percentage of the outstanding mortgage balance and the right to hold escrow account balances and retain certain ancillary charges. In addition, for a small portion of the Mortgage Loans, the Company will pay the subservicer a fixed dollar fee plus a percentage of the outstanding Mortgage Loan balance and a percentage of all amounts collected. The Company believes that the selection of third party sub-servicers was more cost effective than establishing a servicing department within the Company. However, part of the Company's responsibility is to continually monitor the performance of the sub-servicers through monthly performance reviews. Depending on these sub-servicer reviews, the Company may in the future form a separate collection group to assist the sub-servicer in the servicing of these loans. The Company has arranged for the servicing of the Mortgage Loans with servicing entities that have particular expertise and experience in the types of Mortgage Loans being acquired. See "Business Risks -- Loans Serviced by Third Parties."

FUNDING

     The Company employs a debt financing strategy to increase its investment in Mortgage Assets. By using the Company's Mortgage Assets as collateral to borrow funds, the Company is able to purchase Mortgage Assets with significantly greater value than its equity. The Company has a targeted ratio of equity-to-assets of between 8% and 12%, which is generally greater than the levels of many other companies that invest in Mortgage Assets, including many commercial banks, savings and loans, and government agencies. See "Capital Guidelines".

     The Company's financing strategy is designed to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under its borrowing arrangements of interest rate movements and changes in the market value of its Mortgage Assets. However, a major disruption of the reverse repurchase or other markets relied on by the Company for short-term borrowings would have a material adverse effect on the Company unless the Company was able to arrange alternative sources of financing on comparable terms as evidenced by the problems that occurred during the fourth quarter of 1998. The Company continues to finance its acquisition of Mortgage Assets primarily through reverse repurchase agreements and securitizations and, to a lesser extent, through lines of credit and other financings.

  REVERSE REPURCHASE AGREEMENTS (SHORT-TERM BORROWINGS)

     The Company currently finances a portion of Mortgage Assets primarily through a form of borrowing known as reverse repurchase agreements. In a reverse repurchase agreement transaction, the Company agrees to sell a Mortgage Asset and simultaneously agrees to repurchase the same Mortgage Asset one day to six months later at a higher price with the price differential representing the interest expense. These transactions constitute collateralized borrowings for the Company, based on the market value of the Company's Mortgage Assets. The Company generally will retain beneficial ownership of the Mortgage Security, including the right to distributions on the collateral and the right to vote. Upon a payment default under any such reverse repurchase agreement, the lending party may liquidate the collateral.

     The Company's reverse repurchase agreements generally require the Company to pledge cash or additional Mortgage Assets in the event the market value of existing collateral declines. To the extent that cash reserves are insufficient to cover such deficiencies in collateral, the Company may be required to sell Mortgage Assets to reduce the borrowings. Currently only one of the Company's borrowing facilities may be used to finance the acquisitions of Mortgage Loans. The Company is in negotiations to increase the number of reverse repurchase agreements that may be used to finance Mortgage Loans. There can be no assurance, however, that the Company will successfully enter into such additional agreements or that they will be on favorable terms to the Company. See "Business Risks -- Failure to Implement Company's Leverage Strategy May Adversely Affect Results of Operations."

     At December 31, 1998, short-term total borrowings outstanding were $166.2 million, with Mortgage Loans valued at $179.0 million pledged to secure such borrowings. The short-term borrowings were undertaken pursuant to reverse repurchase agreements. At December 31, 1998, the weighted average borrowing rate for short-term debt was 5.68% per annum. Upon the expiration of each reverse repurchase agreement, the Company refinances the debt on a daily basis at the new market rate. Accordingly, in a period of increasing interest rates, the Company's interest expense could increase substantially prior to the time that the Company's interest income with respect to such Mortgage Loans increase. At December 31, 1998, equity capital to total market value of the Company's Mortgage Assets was 16.9%. See "Risk Management -- Other Processes."

     At December 31, 1998, the Company had no borrowed funds under reverse repurchase agreements for Mortgage Securities and was using one financial institutions for reverse repurchase agreements for Mortgage Loans. The Company intends to expand its committed reverse repurchase agreements and is currently in negotiations with several lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company has entered into reverse repurchase agreements primarily with national broker/dealers, commercial banks and other lenders who typically offer such financing. The Manager and the Company will monitor the need for such commitment agreements and may enter into such commitment agreements in the future if deemed favorable to the Company. See "Business Risks -- Failure to Implement Company's Leverage Strategy May Adversely Affect Results of Operations." There can be no assurance that the Company will be able to continue to borrow funds using reverse repurchase agreements or otherwise finance its Mortgage Loans.

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

  SECURITIZATIONS (LONG-TERM BORROWINGS)

     The Company intends to continue to securitize Mortgage Loans as part of its overall financing strategy. Securitization is the process of pooling Mortgage Loans and issuing equity securities, such as mortgage pass-through certificates, or debt securities, such as Collateralized Mortgage Obligations ("CMOs"). The Company intends to securitize its Mortgage Loans primarily by issuing structured debt. Under this approach, for accounting purposes, the Mortgage Loans so securitized remain on the balance sheets as assets and the debt obligations (i.e., the CMOs) appear as liabilities. A structured debt securitization is generally expected to result in substituting one type of debt financing for another, as proceeds from the structured debt issuance are applied against preexisting borrowings (i.e., borrowings under reverse repurchase agreements). The structured debt securities issued will constitute limited recourse, long term financing, the payments on which generally correspond to the payments on the Mortgage Loans serving as collateral for the debt. Such financings are not subject to a margin call if a rapid increase in rates would reduce the value of the underlying Mortgage Loans and, hence, reduce the liquidity risk to the Company for the Mortgage Loans so financed.

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

     If the Company issues CMOs for financing purposes, it will seek an investment grade rating for such CMOs by a nationally recognized rating agency. To secure such a rating, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancements such as additional mortgage loan insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided and the interest rates paid thereon, the geographic concentration of the mortgaged property securing the collateral and other criteria established by the rating agency. The pledge of additional collateral would reduce the capacity of the Company to raise additional funds through short-term secured borrowings or additional CMOs and diminish the potential expansion of its investment portfolio. As a result, the Company's objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating for the CMOs by a nationally recognized rating agency. Total credit loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

     The Company believes that under prevailing market conditions, an issuance of CMOs receiving other than an investment grade rating would require payment of an excessive yield to attract investors. No assurance can be given that the Company will achieve the ratings it plans to seek for the CMOs.

     In connection with the securitization of "B" and "C" Mortgage Loans, the levels of subordination required as credit enhancement for the more senior classes of securities issued in connection therewith would be higher than those with respect to its "A" grade non-conforming Mortgage Loans. Thus, to the extent that the Company retains any of the subordinated securities created in connection with such securitizations and losses with respect to such pools of "B" and "C" grade Mortgage Loans or Mortgage Loans secured by second liens are higher than expected, the Company's future operations could be adversely affected.

     During 1998, the Company securitized Mortgage Loans in a CMO through its wholly owned subsidiary, American Residential Eagle, Inc. ("Eagle"), by issuing collateralized mortgage bonds (Long-Term Debt) through a Financial Asset Securitization Investment Trust ("FASIT"). The bonds were assigned to a FASIT trust and trust certificates evidencing the assets of the trust were sold to investors. The trust certificates were issued in classes representing senior, mezzanine, and subordinate payment priorities. Payments received on single-family mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to the Company. The maturity of each class of trust certificates is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the bonds were issued and the FASIT trust. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity. There can be no assurances that the Company will be able to continue to securitize or otherwise finance its Mortgage Loans.

     At December 31, 1998, total long-term borrowings outstanding were approximately $385.3 million with Mortgage Loans valued at approximately $417.8 million pledged to secure such borrowings. These borrowings are carried on the balance sheet at historical cost, which approximates market value.

     During 1998, the Company also securitized Mortgage Loans in a "REMIC" through an affiliate Holdings. The Company accounted for the REMIC securitization as a sale of Mortgage Loans and recorded a gain on the transaction. Mortgage Loans of $103.5 million were traded for a gain of approximately $1.6 million.

CAPITAL GUIDELINES

     The Company's capital management goal is to strike a balance between the under-utilization of leverage, which could reduce potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations during period of adverse market conditions. For this purpose, the Company has established a "Capital Policy" which limits the Company's ability to acquire additional Mortgage Assets during times when the actual capital base of the Company is less than a required amount defined in the Capital Policy. In this way, the Company believes the use of balance sheet leverage can be better controlled. For purposes of the Capital Policy, the actual capital base, is equal to the market value of total Mortgage Assets, less the book value of total collateralized borrowings. In addition, when the actual capital base falls below the Capital Policy requirement, the Manager is required to submit to the Board of Directors of the Company a plan for bringing the actual capital base into compliance with the Capital Policy. It is anticipated that in most circumstances this goal will be achieved over time without specific action by the Company or the Manager through the natural process of mortgage principal repayments and increases in the market values of Mortgage Assets as their coupon rates adjust upwards to market levels. The Company anticipates that the actual capital base is likely to exceed the Capital Policy requirement during periods following new equity offerings and during periods of falling interest rates and that the actual capital base is likely to fall below the Capital Policy requirement during periods of rising interest rates. The Board of Directors has the discretion to modify or waive the Company's policies and restrictions without stockholder consent. Aside from the Capital Policy set by the Board of Directors, there are no restrictions on the Company's ability to incur debt and there can be no assurance the level of debt that the Company is authorized to incur will not be increased by the Board of Directors. See "Business Risks -- Policies and Strategies May Be Revised at the Discretion of the Board of Directors."

     The Company, with the advice of the Manager, assigns to each Mortgage Asset a specified amount of capital to be maintained against it by aggregating three component requirements of the Capital Policy. The first component of the Company's Capital Policy is the current aggregate over-collateralization amount or "haircut" the lenders require the Company to hold as capital. The Company is required to pledge as collateral Mortgage Assets with a market value that exceeds the amount it borrows. The haircut for each Mortgage Asset is determined by the lender based on the risk characteristics and liquidity of that Mortgage Asset. For example, haircut levels on individual borrowings could range from 3% to 5% for Mortgage Securities and Mortgage Loans.

     The second component of the Company's Capital Policy is the "liquidity capital cushion." The Company expects that substantially all of its reverse repurchase agreements will require the Company to deposit additional collateral in the event the market value of existing collateral declines. The liquidity cushion is an additional amount of capital in excess of the haircut maintained by the Company designed to assist the Company in meeting the demands of the lenders for additional collateral should the market value of the Company's Mortgage Assets decline. Alternatively, the Company might sell Mortgage Assets to reduce the borrowings. See "Business Risks -- Investments in Mortgage Assets May Be Illiquid."

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

     The Company expects that its aggregate minimum equity capital required under the Capital Policy will range between 8% to 12% of the total market value of the Company's Mortgage Assets. At December 31, 1998, equity capital to total market value of the Company's Mortgage Assets was approximately 16.9%, higher than target due to the Company's decision to sell Mortgage Securities in the fourth quarter. This percentage will fluctuate over time, and may fluctuate out of the expected range from time to time, as the composition of the balance sheet changes, haircut levels required by lenders change, the market value of the Mortgage Assets change and as the capital cushion percentages set by the Board of Directors are adjusted over time. The Company will actively monitor and adjust, if necessary, its Capital Policy, both on an aggregate portfolio level as well as on an individual pool or Mortgage Loan basis. In monitoring its Capital Policy, the Company expects to take into consideration current market conditions and a variety of interest rate scenarios, performance of hedges, performance of Mortgage Assets, credit risk, prepayments of Mortgage Assets, the restructuring of Mortgage Assets, general economic conditions, potential issuance of additional equity, pending acquisitions or sales of Mortgage Assets, Mortgage Loan securitizations and the general availability of financing. There can be no assurance that the Company's capital will be sufficient to protect the Company against adverse effects from interest rate adjustments or the obligation to sell Mortgage Assets on unfavorable terms or at a loss. See "Business
Risks -- Sudden Interest Rate Fluctuations May Reduce Income from Operations."

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

  PREPAYMENT RISK MANAGEMENT PROCESS

     The Company has sought to minimize the effects on operations caused by faster than anticipated prepayment rates by purchasing Mortgage loans with prepayment penalties. The Company believes that the prepayment rates of the Company's Mortgage Loans will be lower than those of traditional Mortgage Assets, primarily due to three factors: (i) the substantial prepayment penalties, (ii) the borrower is unlikely to have as many refinancing options as a borrower with a higher credit rating and (iii) in declining interest rate environments, the interest rates for non-conforming Mortgage Loans typically do not decrease as significantly as conforming Mortgage Loan interest rates, reducing the incentive for the borrower to refinance. There can be no assurance that the Company's efforts to reduce prepayment rates will be successful.

     The borrowers' prepayment of principal included only the principal repaid which was not part of the normal amortization of the loan. The borrowers' repayment of principal is the total payment of principal for the period. For the year ended December 31, 1998, the annualized principal repayment on Mortgage Assets was approximately $300 million. The Company experienced an annualized rate of principal repayment of 34.2%.

     The amortized cost of the Company's total Mortgage Assets at December 31, 1998 was equal to 107.1% of the face value of the Mortgage Assets. The amortized cost of Mortgage Securities at December 31, 1998 was equal to 100.6% of face value of the Mortgage Securities, the amortized cost of Mortgage Loans was equal to 104.9% of the face value of the Mortgage Loan, and the amortized cost of the Company's Bond Collateral at December 31, 1998 was equal to 108.2% of the face value of the Bond Collateral.

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

     At December 31, 1998, the Company's weighted average Mortgage Loans and related liabilities were matched within an eighteen-month period in terms of adjustment frequency and speed of adjustment to market conditions. Approximately 96.3% of the Company's Mortgage Loans at December 31, 1998 had coupon rates with an initial adjustment period of between six months and two years from the Mortgage Loan origination date with a weighted average term to reset of approximately eighteen months. At December 31, 1998, all of the Company's borrowings used to finance its Mortgage Loans either matured or adjusted to a market interest rate level within one month of such date. Since December 31, 1998, the Company has continued to acquire Mortgage Loans, many of which have initial adjustment periods of between six months and two years. The Company is financing its Mortgage Loans under reverse repurchase agreement with a one month maturity. The Company anticipates obtaining long-term debt financing for the balance of the Mortgage Loans currently financed with reverse repurchase agreements. The long-term debt financing will be structured as a CMO and registered under a certain underwriter's shelf filing. See "Funding." There can be no assurance that the Company will be able to obtain long term debt financing on favorable terms, or at all. In the event that market interest rates increase prior to the time that the Company is able to complete long term debt financing, the Company's net interest expense with respect to its Mortgage Loans would likely increase substantially before the Company's interest income with respect to such assets would increase. See "Business Risks -- Sudden Interest Rate Fluctuations May Reduce Income From Operations."

  CREDIT RISK MANAGEMENT

     The Company reviews with the Manager credit risks and other risks of loss associated with each investment and determines the appropriate allocation of capital to apply to such investment under the Company's Capital Policy. In addition, the Company attempts to diversify its Mortgage Asset portfolio to avoid undue geographic, issuer, industry and certain other types of concentrations. The Company has obtained protection against some risks from sellers and servicers through representations and warranties and other appropriate documentation. The Board of Directors monitors the overall portfolio risk and will increase the allowance for Mortgage Loan losses when it believes appropriate.

     In order to reduce the credit risks associated with acquisitions of Mortgage Loans, the Company, with the advice of the Manager (i) employs a quality control program, (ii) acquires Mortgage Loans that represent a broad range of moderate risks as opposed to a concentrated risk, (iii) monitors the credit quality of newly acquired and existing Mortgage Assets, and (iv) periodically adjusts the Mortgage Loan loss allowances. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". The Company also has arranged for servicing of its Mortgage Loans with servicing entities that have particular expertise and experience in the types of Mortgage Loans acquired. See "Business Risks -- Borrower Credit May Decrease Value of Mortgage Loans," "Characteristics of Underlying Property May Decrease Value of Mortgage Loans," and "Loans Serviced by Third Parties."

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

  HEDGING

     The Company recognizes the need to hedge specific interest rate risks associated with its Mortgage Asset portfolio and has sought the hedging instrument most appropriate for the specific risk. Currently, all of the Company's Mortgage Assets are subject to both lifetime interest rate caps and periodic interest rate caps. The Company has entered into hedging transactions with respect to lifetime interest rate caps in order to reduce the negative impact to the Company's operations which might otherwise result from a significant rise in interest rates. The Company may enter into additional types of hedging transactions in the future if Management believes there exists a significant risk to operations. These types of hedging transactions may include hedging against risks associated with (i) periodic interest rate adjustment caps, (ii) Mortgage Assets denominated in different interest rate indices, such as U.S. Treasury bills and Eurodollars and (iii) interest rate swaps or caps or other interest rate hedge vehicles related to the mismatch of assets/liability maturity and repricing. The mismatch of assets and liabilities is especially acute with fixed rate Mortgage Loans and intermediate adjustable Mortgage Loans. Intermediate adjustable Mortgage Loans are fixed for a set period and then convert to a six-month adjustable. The fixed period is usually two to five years. The Manager monitors and evaluates the results of its hedging strategy and adjusts its hedging strategy as it deems is in the best interest of the Company.

     The amortized cost of the interest rate cap agreements at December 31, 1998 was approximately $674 thousand. Cap premiums are amortized from the effective date of the cap through the termination date on a straight-line basis. For the year ended December 31, 1998, the interest rate cap agreement amortization expense was approximately $779 thousand. There was no income from the cap agreements during this period. There was approximately $300 thousand of floor expense during this period. There were no sales or termination of caps during 1998. For the year ended December 31, 1998, cap expense equaled approximately
 .29% of the average balance of the Company's Mortgage Assets and .35% of the average balance of the Company's interest bearing liabilities. For such period, the cap expense was approximately 2.3% of net interest income. At December 31, 1998, the cap range of strike rates was 5.8% to 8.1% and the weighted average strike rate was approximately 6.2%. At December 31, 1998, the floor range of strike rates was approximately 5.3% to 5.5% with a weighted average strike rate of approximately 5.4%. Some of the Company's interest rate cap agreements have strike rates and/or notional face amounts which vary over time. All of the interest rate caps reference the one month LIBOR.

     Mortgage derivative securities can also be effective hedging instruments in certain situations as the value and yields of some of these securities tend to increase as interest rates rise and tend to decrease in value and yields as interest rates decline, while the experience for others is the converse. As part of the Company's hedging program, the Manager will monitor on an ongoing basis the prepayment risks which arise in fluctuating interest rate environments and consider alternative methods and costs of hedging such risks, which may include the use of mortgage derivative securities. The Company intends to limit its purchases of mortgage derivative securities to investments that qualify as Qualified REIT Assets, as defined below, so that income from such securities will constitute qualifying income for purposes of the 95% and 75% of income tests, as defined below. The Company does not currently intend to, but may in the future, enter into interest rate swap agreements, buy and sell financial futures contracts and options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes; however, the Company will not invest in these instruments unless the Company and the Manager are exempt from the registration requirements of the Commodities Exchange Act or otherwise comply with the provisions of that act. The REIT provisions of the Code may restrict the Company's ability to purchase hedges and may severely restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company will contract only with counterparties that the Company believes are sound credit risks. See "Requirements for Qualification as a REIT -- Gross Income Tests."

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

     Certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate and prepayment risks. The Manager monitors carefully, and may have to limit, the Company's asset/liability management program to assure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in the Company's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. In addition, asset/liability management involves transaction costs which increase dramati-cally as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its interest rate and prepayment risks. See "Federal Income Tax Consequences -- Requirements for Qualification as a REIT."

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

     Although the Company believes that, with the advice of the Manager, it has developed a cost effective interest rate risk management program to provide a level of protection against interest rate risks, developing an effective program is complex and no program can completely insulate the Company from the effects of interest rate changes. Further, the cost of hedging transactions and the federal tax laws applicable to REITs may limit the Company's ability to fully hedge its interest rate risks. See "Business Risks -- Failure to Successfully Manage Interest Rate Risks May Adversely Affect Results of Operations" and "Federal Income Tax Consequences -- Requirements for Qualification as a REIT."

  INTEREST RATE SENSITIVITY GAP

     The interest rate sensitivity gap is a tool used by financial institutions such as banks and savings and loans to analyze the possible effects of interest rate changes on net income over time. Time gap analysis ignores many important factors, and, in the Company's case, it ignores, among other factors, the effect of the Company's hedging activities, the effect of the periodic and lifetime caps on the Company's Mortgage Assets, and the effect of changes in mortgage principal repayment rates. Nevertheless, the gap time analysis can provide some useful information on the interest rate risk profile of a financial services company.

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

FEDERAL INCOME TAX CONSEQUENCES

     The Company intends to maintain its status as a REIT for federal income tax purposes. A corporation qualifying as a REIT may avoid corporate income taxation by distributing dividends equal to its taxable income to its stockholders annually. The Company is organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

     The provisions of the Code are highly technical and complex. This summary is not intended to be a detailed discussion of all applicable provisions of the Code, the rules and regulations promulgated thereunder, or the administrative and judicial interpretations thereof. The Company has not obtained a ruling from the Internal Revenue Service (the "Service") with respect to tax considerations relevant to its organization or operation, or to an acquisition of its common stock. This summary is not intended to be a substitute for prudent tax planning, and each shareholder of the Company is urged to consult its own tax advisor with respect to these and other federal, state and local tax consequences of the acquisition, ownership and disposition of shares of the common stock of the Company and any potential changes in applicable law.

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

  ASSET TESTS

     On the last day of each calendar quarter, at least 75% of the value of the Company's assets must consist of Qualified REIT Assets, government securities, cash and cash items (the "75% of assets test"). The Company believes that substantially all of its assets are and will continue to be Qualified REIT Assets. Qualified REIT Assets include interests in real property, interests in Mortgage Loans secured by real property and interests in REMICs.

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

  GROSS INCOME TESTS

     The Company must satisfy the following income-based tests for each year in order to qualify as a REIT.

          1. The 75% Test. At least 75% of the Company's gross income (the "75% of income test") for the taxable year must be derived from qualified REIT assets. The investments that the Company has made and intends to make will give rise primarily to mortgage interest qualifying under the 75% of income test.

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

  DISTRIBUTION REQUIREMENT

     The Company must distribute to its stockholders on a pro rata basis an amount equal to (i) 95% of its taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 95% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code less
(iii) any

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

  RECORDKEEPING REQUIREMENTS

     As a REIT, the Company is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and within 30 days after the end of its taxable year, to demand statements from persons owning above specified level of the Company's shares (generally shareholders owning more than 1% of the Company's outstanding stock). The Company must maintain, as part of the Company's records, a list of those persons failing or refusing to comply with this demand. Stockholders who fail or refuse to comply with the demand must submit a statement with their tax returns setting forth the actual stock ownership and other information. The Company also is required to maintain permanent records of its assets as of the last day of each calendar quarter. The Company intends to maintain the records and demand statements as required by these regulations.

TAXATION OF STOCKHOLDERS

     For any taxable year in which the Company is treated as a REIT for federal income purposes, amounts distributed by the Company to its stockholders will be included by the stockholders as ordinary income for federal income tax purposes unless properly designated by the Company as capital gain dividends. In the latter case, the distributions will be taxable to the stockholders as long-term capital gains. Any loss on the sale or exchange of shares of the stock of the Company held by a stockholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividend received on the stock held by such stockholders. If the Company makes distributions to its stockholders in excess of its current and accumulated operations and profits, those distributions will be considered first a tax-free return of capital, reducing the tax basis of a stockholder's share until the tax basis is zero. Such distributions in excess of the tax basis will be taxable as gain realized from the sale of the Company's shares.

     Distributions by the Company will not be eligible for the dividends received deduction for corporations. Stockholders may not deduct any net operating losses or capital losses of the Company.

     The Company does not expect to acquire or retain residual interests issued by REMICs. Such residual interests, if acquired by a REIT, would generate excess inclusion income that, among other things, is fully taxable as UBTI to Tax Exempt Entities. Potential investors, and in particular Tax Exempt Entities, are urged to consult with their tax advisors concerning this issue.

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

PROPOSED TAX LEGISLATION

     The Year 2000 Budget Plan released by the Treasury Department on February 1, 1999 (the "Budget Plan") includes a provision that could adversely affect certain proposed operations of the Company. That provision would prohibit a REIT from owning, by vote or value, more than 10% of the capital stock of any corporation. (The current 10% asset test relates only to voting stock.) That proposal is intended to limit REITs from conducting through a taxable subsidiary businesses that would be prohibited to the REIT itself. If adopted, this proposal would limit the value of the Company's active mortgage origination activities and other businesses conducted through taxable subsidiaries, to less than 5 % of the Company's gross assets. The Company does not anticipate that the Budget Plan proposal would have an adverse effect on its operations.

     The Budget Plan has been submitted to the Ways and Means Committee of the U.S. House of Representatives (the "Ways and Means Committee") for review, which held its first hearing on February 4, 1999, but has not taken any action to date.

INVESTMENT COMPANY ACT

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. Although the Company sold the majority of its Mortgage Securities in 1998, the Company calculates that it is in compliance with this requirement and expects to remain in compliance in 1999.

COMPETITION

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

EMPLOYEES

     Currently, the Company and the Manager each employ five executive officers and nine additional employees. Each of the executive officers has between 11 and 25 years, and collectively, they have an average of 20 years of experience in the residential mortgage industry. Four executive officers worked together previously as a management team.

THE MANAGEMENT AGREEMENT

  TERM OF THE MANAGEMENT AGREEMENT AND TERMINATION FEE

     The Company entered into a Management Agreement with the Manager for an initial term of two years beginning February 11, 1997. The Management Agreement will be renewed automatically for successive one year periods unless a notice of non-renewal is timely delivered by the Company. The Company may elect to prevent the automatic renewal of the Management Agreement only by vote of both a majority of the Board of Directors and a majority of the directors who are not executive officers or employees of the Company followed by delivery of a written notice of non-renewal to the Manager at least 60 days prior to the end of the then-current period of the Management Agreement. In December 1998, the Board of Directors unanimously agreed to extend the management contract for one additional year. The next opportunity for the Board to terminate the contract will be February 11, 2000. The Management Agreement will terminate at the expiration of the then-current period in which such notice of non-renewal is delivered. Upon non-renewal of the Management Agreement without cause, a termination fee will be payable to the Manager. See "Management Fees." In addition, the Company has the right to terminate the Management Agreement at any time upon the happening of certain specified events, after notice and an opportunity to cure, including a material breach by the Manager of any provision contained in the Management Agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

  ADMINISTRATIVE SERVICES PROVIDED BY THE MANAGER

     The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as may be appropriate, including:

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

  SERVICING OF THE MORTGAGE LOANS

     The Company has acquired certain of its Mortgage Loans on a servicing released basis and acts as the servicer of such Mortgage Loans while they are in the Company's Mortgage Asset portfolio. The Manager has entered into subcontracts with other parties to provide such services for the Company. The Manager will monitor the sub-servicing of the Mortgage Loans. Such monitoring includes, but not be limited to, the following: (i) serving as the Company's consultant with respect to the servicing of Mortgage Loans; (ii) collection of information and submission of reports pertaining to the Mortgage Loans and to moneys remitted to the Manager or the Company by any servicer; (iii) periodic review and evaluation of the performance of each servicer to determine its compliance with the terms and conditions of the applicable subservicing or servicing agreement and, if deemed appropriate, recommending to the Company the termination of such agreement; (iv) acting as a liaison between servicers and the Company and working with servicers to the extent necessary to improve their servicing performance; (v) review of and recommendations as to fire losses, easement problems and condemnation, delinquency and foreclosure procedures with regard to the Mortgage Loans; (vi) review of servicer's delinquency, foreclosure and other reports on Mortgage Loans; (vii) supervising claims filed under any mortgage insurance policies; and (viii) enforcing the obligation of any servicer to repurchase Mortgage Loans from the Company.

  LIMITS OF RESPONSIBILITY

     Pursuant to the Management Agreement, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. The Manager, its directors, officers, stockholders and employees will not be liable to the Company, any issuer of Mortgage Securities, any subsidiary of the Company, the Company's independent directors, the Company's stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Manager does not have significant assets other than its interest in the Management Agreement. Consequently, there can be no assurance that the Company would be able to recover any damages for claims it may have against the Manager. The Company has agreed to indemnify the Manager, and its respective directors, officers, stockholders and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the Management Agreement and not constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties. The Management Agreement does not limit or restrict the right of the Manager or any of its officers, directors, employees or affiliates to engage in any business or to render services of any kind to any other person, including the purchase of, or rendering advice to others purchasing Mortgage Assets which meet the Company's policies and criteria, except that the Manager and its officers, directors or employees will not be permitted to provide for any such services to any residential mortgage REIT, other than the Company or another REIT sponsored by the Manager or its affiliates, which has operating policies and strategies different in one or more material respects from those of the Company, as confirmed by a majority of the independent directors of the Company. See "Business Risks -- The Company has Significant Conflicts with, and Is Dependent on, an Affiliate of the Executive Officers of the Company."

  RELATIONSHIP BETWEEN THE MANAGER AND THE COMPANY

     In addition to the Management Agreement between the Manager and the Company, the Manager also has limited rights in the shares of the Company's Common Stock held by MDC REIT Holdings, LLC ("MDC-REIT") an intermediate holding company. The Manager contributed $20 million in 1997 to MDC-REIT which used the funds to acquire the shares of the Company's Common Stock. In exchange for its contribution to MDC-REIT, the Manager received a senior right to receive distributions from MDC-REIT equal to 5% per quarter of the capital contributed by the Manager, compounded quarterly to the extent unpaid. After payment of the preference amount in full, the Manager has a right to receive approximately 50% of any remaining distributions in repayment of its capital contribution. The Manager has also been appointed to oversee the day-to-day operations of MDC-REIT. However, after payment in full of its preference amount and return of its capital contribution, the Manager will have no further rights to distributions from MDC-REIT. MDC-REIT's sole asset is its shares of the Company's Common Stock and its sole source of income is dividends declared by the Company.

  MANAGEMENT FEES

     The Manager receives an annual base management fee payable monthly in arrears of an amount representing the monthly portion of the per annum percentage of "gross mortgage assets" of the Company and its subsidiaries. These fees shall be applicable during the entire operational stage of the Company's business. The Company pays to the Manager the following management fees and incentive compensation:

     - 1/8 of 1% per year, paid monthly (the "Agency Percentage"), of the principal amount of Agency Securities;

     - 3/8 of 1% per year, paid monthly (the "Non-Agency Percentage"), of the principal amount of all other Mortgage Assets; and

     - 25% of the amount by which the Company's net income (calculated prior to deduction of this incentive compensation fee) exceeds the annualized return on equity equal to the average Ten Year U.S. Treasury Rate plus 2%.

     The term "gross mortgage assets" means for any month the aggregate book value of the consolidated Mortgage Assets of the Company and its subsidiaries, before allowances for depreciation or bad debts or other similar noncash allowances, computed at the end of such month prior to any dividend distribution made during each month.

     The incentive compensation calculation and payment are made quarterly in arrears. The term "Return on Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter. For such calculations, the "Net Income" of the Company means the net income of the Company determined in accordance with GAAP before the Manager's incentive compensation, the deduction for dividends paid and net operating loss deductions arising from losses in prior periods. A deduction for the Company's interest expenses for borrowed money is taken when calculating Net Income. "Average Net Worth" for any period means (i) $20,165,000 plus (ii) the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discount and commissions and other expenses and costs relating to the offering, plus the Company's retained earnings (without taking into account any losses incurred in prior periods and excluding amounts reflecting taxable income to be distributed as dividends and amounts reflecting valuation allowance adjustments) computed by taking the daily average of such values during such period. The definition "Return on Equity" is used only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by stockholders. The incentive compensation payments to the Manager are made before any income distributions are made to the stockholders of the Company.

     The Manager's base management fee is calculated by the Manager within 15 days after the end of each month, and such calculation is promptly delivered to the Company. The Company is obligated to pay the amount of the final base management fee in excess of the amount paid to the Manager at the beginning of the month pursuant to the Manager's good faith estimate within 30 days after the end of each month. The Company pays the incentive fee with respect to each fiscal quarter within 15 days following the delivery to the Company of the Manager's written statement setting forth the computation of the incentive fee for such quarter. The Manager computes the annual incentive fee within 45 days after the end of each fiscal year, and any required adjustments are paid by the Company or the Manager within 15 days after the delivery of the Manager's written computation to the Company.

  TERMINATION FEES

     The Company may elect to prevent the automatic renewal of the Management Agreement by vote of both a majority of the Board of Directors and a majority of the directors who are not executive officers or employees of the Company followed by delivery of a written notice of non-renewal to the Manager at least 60 days prior to the end of the then-current period of the Management Agreement. The Management Agreement shall terminate at the expiration of the then-current period in which such notice of non-renewal is delivered. Upon non-renewal of the Management Agreement without cause, a termination fee will be payable to the Manager, in an amount equal to the greater of (i) the fair value of the Management Agreement as established by an independent appraiser, or (ii) three times the total of the base and incentive compensation fees paid to the Manager for the four most recently completed calendar quarters ending on or prior to the date of termination. In addition, the Company has the right to terminate the Management Agreement at any time upon the occurrence of certain specified events, after notice and an opportunity to cure, including a material breach by the Manager of any provision contained in the Management Agreement. Upon such a termination for cause, no termination fee will be payable to the Manager. In December 1998, the Board of Directors unanimously agreed to extend the management contract for one additional year. The next opportunity for the Board to terminate the contract will be February 11, 2000. The Management Agreement will terminate at the expiration of the then-current period in which such notice of non-renewal is delivered.

  EXPENSES

     The Company pays all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The operating expenses required to be borne by the Manager include the compensation and other employment costs of the Manager's officers in their capacities as such and the cost of office space and out-of-pocket costs, equipment and other personnel required for performance of the Company's day-to-day operations. The expenses that are paid by the Company will include issuance and transaction costs incident to the acquisition, disposition and financing of investments, regular legal and auditing fees and expenses, the fees and expenses of the Company's directors, premiums for directors' and officers' liability insurance, premiums for fidelity and errors and omissions insurance, subservicing expenses, the costs of printing and mailing proxies and reports to stockholders, and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Manager, is also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses. Expense reimbursements are made monthly.

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

BUSINESS RISKS

  SUDDEN INTEREST RATE FLUCTUATIONS MAY REDUCE INCOME FROM OPERATIONS

     Substantially all of the Company's Mortgage Assets have a repricing frequency of two years or less, and a majority of the Company's borrowings have a repricing frequency of six months or less. The interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Assets. Consequently, changes in interest rates may significantly influence the Company's net interest income. While increases in interest rates will generally increase the yields on the Company's adjustable-rate Mortgage Assets, rising rates will also increase the cost of borrowings by the Company. To the extent such costs rise more rapidly than the yields on such Mortgage Assets, the Company's net interest income will be reduced or a net interest loss may result.

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

  BORROWER CREDIT MAY DECREASE VALUE OF MORTGAGE LOANS

     During the time the Company holds Mortgage Loans, it is subject to credit risks, including risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property, and the amount owing on the Mortgage Loan, less any payments from an insurer or guarantor. Defaulted Mortgage Loans will also cease to be eligible collateral for borrowings, and will have to be financed by the Company out of other funds until ultimately liquidated. At December 31, 1998, $1.3 million Mortgage loans were ineligible, due to their delinquent or defaulted status, to be pledged as collateral for financing under the current terms of the Company's repo-financing arrangements. Although the Company has established an allowance for Mortgage Loan losses in an amount adequate to cover these risks, in view of its limited operating history and lack of experience with the Company's current Mortgage Loans and Mortgage Loans that it may acquire, there can be no assurance that any allowance for Mortgage Loan losses which is established will be sufficient to offset losses on Mortgage Loans in the future. See "Business -- Investments."

     Credit risks associated with non-conforming Mortgage Loans, especially non-conforming Mortgage Loans, may be greater than those associated with Mortgage Loans that conform to FNMA and FHLMC guidelines. The principal difference between non-conforming Mortgage Loans and conforming Mortgage Loans include, the credit and income histories of the mortgagors, the applicable loan-to-value ratios, the documentation required for approval of the mortgagors, the types of properties securing the Mortgage Loans, loan sizes and the mortgagors' occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming Mortgage Loans are often higher than those charged for conforming Mortgage Loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming Mortgage Loans and could have an adverse effect on the Company to the extent that the Company invests in such Mortgage Loans or securities secured by such Mortgage Loans.

     Even assuming that properties secured by the Mortgage Loans held by the Company provide adequate security for such Mortgage Loans, substantial delays could be encountered in connection with the foreclosure of defaulted Mortgage Loans, with corresponding delays in the receipt of related proceeds by the Company. State and local statutes and rules may delay or prevent the Company's foreclosure on or sale of the mortgaged property and may prevent the Company from receiving net proceeds sufficient to repay all amounts due on the related Mortgage Loan. In addition, the Company's servicing agent may be entitled to receive all expenses reasonably incurred in attempting to recover amounts due and not yet repaid on liquidated Mortgage Loans, thereby reducing amounts available to the Company. Some properties which will collateralize the Company's Mortgage Loans may have unique characteristics or may be subject to seasonal factors which could materially prolong the time period required to resell such properties. See "Characteristics of Underlying Property May Decrease Value of Mortgage Loans."

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

  CONTINUED HIGH LEVELS OF MORTGAGE ASSET PREPAYMENTS WILL REDUCE OPERATING
INCOME

     Prepayments of Mortgage Assets could continue to adversely affect the Company's results of operations in several ways. The Company anticipates that a portion of the adjustable-rate Mortgage Assets to be acquired by the Company may bear initial "teaser" interest rates which are lower than their "fully-indexed" rates (the applicable index plus a margin). In the event that such an adjustable-rate Mortgage Asset is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the Company will have held the Mortgage Asset during its least profitable period and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate Mortgage Asset. In addition, the prepayment of any Mortgage Asset that had been purchased with a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company's net interest income by such amount. Finally, in the event that the Company is unable to acquire new Mortgage Assets to replace the prepaid Mortgage Assets, the Company's financial condition and results of operations could be materially adversely affected.

     Mortgage Asset prepayment rates generally increase when new Mortgage Loan interest rates fall below the interest rates on the adjustable-rate Mortgage Assets. Prepayment experience also may be affected by the geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of an adjustable-rate Mortgage Loan, the ability of the borrower to obtain or convert to a fixed-rate Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during 1997 and 1998 and thereafter, and the Company anticipates that prepayment rates are likely to continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates. Accordingly, the Company's financial condition and results of operations could be materially adversely affected. See "Business -- Risk Management -- Interest Rate Risk Management."

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

  LOANS SERVICED BY THIRD PARTIES

     All of the Company's Mortgage Loans are serviced by subservicers. The Company continually monitors the performance of the subservicers through performance reviews, comparable statistics for collections and on-site visits. The Company has arranged for servicing with entities that have particular expertise in non-conforming Mortgage Loans. Although the Company has established these relationships and procedures, there can be no assurance that these subservicers will service the Company's Mortgage Loans in such a way as to maintain delinquency rates and/or credit losses and not cause an adverse effect on the Company's Mortgage Loans.

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

     The availability of Mortgage Loans meeting the Company's criteria is dependent upon, among other things, the size of and level of activity in the residential real estate lending market and, in particular, the demand for nonconforming Mortgage Loans. The size and level of activity in the residential real estate lending market depends on various factors, including the level of interest rates, regional and national economic conditions and inflation and deflation in residential property values. To the extent that the Company is unable to fully invest in a sufficient amount of Mortgage Loans meeting its criteria, the Company's results of operations will be materially adversely affected.

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

  CHANGE IN INTEREST RATES MAY ADVERSELY AFFECT THE VALUE OF THE REMIC CLASS "X" CERTIFICATE

     In 1998, the Company diversified its residential Mortgage Loan sales activities to include the securitization of such loans through a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC consisted of pooled, first-lien mortgages and was issued by Holdings to the public through a registration statement of an underwriter. The interest-only strip referred to as the Class "X" Certificate was created in the process of the securitization and transferred from Holdings to Eagle. Investments in these types of Mortgage Assets are highly speculative and, accordingly, the risk of loss associated with investments in these types of Mortgage Assets is substantially greater than the risk of loss associated with traditional Mortgage Assets held by the Company. Any investment in such high risk Mortgage Assets could materially adversely affect the Company's financial condition and results of operations. See
"Business -- Investments."

  MANAGER'S LACK OF PRIOR EXPERIENCE IN MANAGING A REIT AND WITH NON-CONFORMING LOANS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS; LIMITED OPERATING HISTORY DOES NOT NECESSARILY PREDICT FUTURE PERFORMANCE OF COMPANY

     The Manager has limited experience in managing a REIT or with non-conforming loans. Although the Company's and the Manager's executive officers have expertise in the acquisition and management of Mortgage Assets, mortgage finance, asset/liability management and the management of corporations in the real estate lending business, there can be no assurance that the past experience of the executive officers will be appropriate to the business of the Company. The lack of prior experience of the Manager in managing a REIT could have a material adverse affect on the business, financial condition and results of operations of the Company. The Company has not yet begun acquiring Mortgage Loans under the Originator Program.

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

     Currently, the Company has entered into hedging transactions which seek to protect only against the Mortgage Loans lifetime rate caps and not against periodic rate caps or unexpected payments. In addition, the Company's lifetime cap hedges are for a two year period which began the second quarter of 1998. Accordingly, the Company may not be adequately protected against risks associated with interest rate changes and such changes could adversely affect the Company's financial condition and results of operations.

  FAILURE TO IMPLEMENT COMPANY'S LEVERAGE STRATEGY MAY ADVERSELY AFFECT RESULTS OF OPERATIONS

     The Company currently relies on short term borrowings to fund the initial acquisitions of Mortgage Loans. Accordingly, the ability of the Company to achieve its investment objectives depends on its ability (i) to borrow money in sufficient amounts and on favorable terms, (ii) to renew or replace on a continuous basis its maturing short term borrowings and (iii) to successfully leverage its Mortgage Assets. In addition, the Company is dependent upon a few lenders to provide the primary credit facilities for its purchases of Mortgage Assets. Any failure to obtain or renew adequate funding under these facilities or other financings on favorable terms, could reduce the Company's net interest income and have a material adverse effect on the Company's operations. The Company has no long term commitments with its lenders.

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

     Due to the underlying loan to collateral values established by the Company's lenders, the Company may be subject to calls for additional capital in the event of adverse market conditions. Such conditions include (i) higher than expected levels of prepayments on Mortgage Loans and (ii) sudden increases in interest rates. To the extent that the Company is highly leveraged, it may not be able to meet its loan to collateral value requirements, which may result in losses to the Company. There can be no assurance that the Company will not face a call for additional capital. See "Business -- Funding," and "-- Capital Guidelines."

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

  INTEREST RATE FLUCTUATIONS MAY ADVERSELY AFFECT THE VALUE OF FIXED-RATE MORTGAGE LOANS HELD FOR SECURITIZATION

     Changes in interest rates can have a variety of effects on the Company's Mortgage Loan acquisition business. The market value of fixed-rate Mortgage Loans has a greater sensitivity to changes in market interest rates than adjustable-rate Mortgage Loans. To the extent the Company purchases a fixed-rate Mortgage Loan, an increase or decrease in the value of the Mortgage Loan may result from the change in interest rates during the period between the time the loan was purchased and the time the Mortgage Loan was placed in a securitization. A sharp rise in interest rates or increasing market concern about the value or liquidity of a type or types of Mortgage Loans being held by the Company will reduce the market value of the Mortgage Loans. This may cause lenders to require additional collateral. Even with stable or declining interest rates the market value of the type of Mortgage Loans the Company holds could decrease, making long term securitization expensive or unavailable. In addition, results of operations from the Company's origination of Mortgage Loans can be adversely affected to the extent rising interest rates decrease the volume of Mortgage Loan originations and the revenue derived therefrom.

  THE COMPANY HAS SIGNIFICANT CONFLICTS WITH, AND IS DEPENDENT ON, AN AFFILIATE OF THE EXECUTIVE OFFICERS OF THE COMPANY

     The Company is subject to conflicts of interest with the Manager and its executive officers. The executive officers of the Company generally are executive officers, employees and stockholders of the Manager, and are therefore affiliated with the Manager. The Manager manages the day-to-day operations of the Company. Accordingly, the Company's success depends in significant part on the Manager. Under the Management Agreement, the Manager receives an annual base management fee payable monthly in arrears and the Manager has the opportunity to earn incentive compensation under the Management Agreement based on the Company's annualized net income. The ability of the Company to achieve the performance level required for the Manager to earn the incentive compensation is dependent upon the level and volatility of interest rates, the Company's ability to react to changes in interest rates and to implement the operating strategies described herein, and other factors, many of which are not within the Company's control. In evaluating Mortgage Assets for investment and other strategies, an undue emphasis on maximizing income at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation for the Manager, can result in increased risk to the value of the Company's Mortgage Asset portfolio. See "Management and Termination Fees."

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

  CHARACTERISTICS OF UNDERLYING PROPERTY MAY DECREASE VALUE OF MORTGAGE LOANS

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

     Certain properties securing Mortgage Loans may be contaminated by hazardous substances resulting in reduced property values. If the Company forecloses on a defaulted Mortgage Loan collateralized by such property, the Company may be subject to environmental liabilities regardless of whether the Company was responsible for the contamination. The results of the Company's Mortgage Loan acquisition program may also be affected by various factors, many of which are beyond the control of the Company, such as (i) local and other economic conditions affecting real estate values, (ii) interest rate levels and the availability of credit to refinance such Mortgage Loans at or prior to maturity, and (iii) increased operating costs, including energy costs, real estate taxes and costs of compliance with regulations.

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

     The Company does not currently intend to (i) issue, (ii) make loans to other persons, (iii) invest in the securities of others for the purpose of exercising control, (iv) underwrite securities of other issuers, or (v) offer securities in exchange for property.

  DEFAULT OF MANAGER UNDER SECURITIES PURCHASE AGREEMENT; RESTRICTIVE COVENANTS

     In connection with the private financing of the Manager and the Company, the Company, the Manager and MDC-REIT entered into a Securities Purchase Agreement dated as of February 11, 1997 (the "Securities Purchase Agreement") with the institutional investors therein (the "Investors") providing for, among other things, the purchase by the Investors of senior secured notes of the Manager due February 11, 2002 (the "Notes"). Pursuant to the Securities Purchase Agreement, the Company must comply with various covenants, including covenants restricting the Company's investment, hedging and leverage policies, leverage ratio and indebtedness levels, and business and tax status. These restrictions may limit the Company's ability to adequately respond to changing market conditions, even when such changes may be in the best interest of the Company, which could have a material adverse effect on the Company's financial condition and results of operations.

     The Manager's default on its obligations with respect to the Notes, could result in a default and termination of the Management Agreement, in which case the operations of the Company could be materially and adversely affected pending either the engagement of a new manager or the development internally of the resources necessary to manage the operation of the Company. The Manager is currently in default of its covenants. The senior note holders have not issued waivers, however the parties continue to operate under the terms of the Management Agreement. In addition, MDC-REIT has pledged 1.6 million shares of its Common Stock of the Company to secure the Manager's obligations under the Securities Purchase Agreement. As a result of the defaults under the Securities Purchase Agreement, the pledged shares could be transferred to the holders of the Notes, who will then have certain demand registration rights.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table presents certain information concerning the executive officers of the Company:

          NAME              AGE    POSITION(1)
          ----              ---    -----------

John M. Robbins(2)           51    Chairman of the Board, Chief Executive Officer

Jay M. Fuller(2)             48    President, Chief Operating Officer

Mark A. Conger                     Executive Vice President and Chief Financial
                             39    Officer

Rollie O. Lynn               44    Senior Vice President, Capital Markets

Lisa S. Faulk                40    Senior Vice President, Operations

---------------
        (1) Each executive officer holds the same position with the Manager.

        (2) Mr. Robbins and Mr. Fuller are founders of the Company.

     JOHN M. ROBBINS has served as Chairman of the Board of Directors and Chief Executive Officer and Director of the Company since its formation in February 1997. Prior to joining the Company, Mr. Robbins was Chairman of the Board of American Residential Mortgage (AMRES) from 1990 until 1994 and President of AMRES Mortgage from the time he co-founded it in 1983 until 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1973. Mr. Robbins is currently director of the Mortgage Bankers Association of America and has served two terms on the Board of Governors and the Executive Committee of the Mortgage Association of America, and has served on FNMA's National Advisory Board. Mr. Robbins also serves as a director of Pacific Research & Engineering Corporation, Garden Fresh Restaurant Corporation, Accredited Home Lenders and the University of San Diego.

     JAY M. FULLER has served as President, Chief Operating Officer and Director of the Company since its formation in February 1997. Prior to joining the Company Mr. Fuller served as President of Victoria Mortgage from 1995 to 1996. Mr. Fuller was an Executive Vice President and Chief Administration Officer of AMRES Mortgage from 1985 to 1994 and Senior Vice President from 1983 to 1985. In these capacities, at various times, Mr. Fuller was responsible for, among other things, Mortgage Loan originations and servicing for AMRES Mortgage. Mr. Fuller has worked in the mortgage banking industry continuously since 1975. Mr. Fuller currently serves as President of Friends of Santa Fe Christian Schools.

     MARK A. CONGER has served as Executive Vice President and Chief Financial Officer of the Company since August 1997 and served as Senior Vice President and Chief Financial Officer since its formation in February 1997. From 1994 through 1997 Mr. Conger was the sole proprietor and manager of an unrelated business. Mr. Conger was a Senior Vice President, Finance, of AMRES Mortgage from 1992 to 1994 responsible for the areas of accounting, treasury and corporate planning. He was a Vice President of AMRES Mortgage from 1987 to 1992 responsible for corporate planning and human resources. Prior to joining AMRES Mortgage, Mr. Conger was an Assistant Vice President, Accounting, for Imperial Savings Association from 1985 to 1987 and an auditor for KPMG LLP from 1981 to 1985. Mr. Conger has worked in the mortgage banking industry for ten years. Mr. Conger received a Bachelor of Science degree from the University of Missouri in 1981 and is a Certified Public Accountant.

     ROLLIE O. LYNN has served as Senior Vice President, Capital Markets, responsible for the areas of portfolio management for the Company since its formation in February 1997. Prior to joining the Company, Mr. Lynn served as Vice President, Capital Markets, of Long Beach Mortgage Company responsible for managing, hedging and trading the firm's non-conforming residential Mortgage Loans. Prior to joining Long Beach Mortgage, Mr. Lynn served as Vice President, Secondary Marketing, of AMRES Mortgage from 1991 to 1994, as Vice President, Capital Markets, of Imperial Savings from 1988 to 1992, and as Vice President of Great American First Savings Bank of San Diego from 1985 to 1988. Mr. Lynn has worked in the mortgage banking business continuously since 1977. Mr. Lynn received two Bachelor of Arts degrees in 1976 from California State University at Chico. Mr. Lynn is a licensed real estate broker in the State of California.

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

     "CMO" means Collateralized Mortgage Obligation.

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

     "FASIT" means Financial Asset Securitization Investment Trust.

     "FHLMC" means the Federal Home Loan Mortgage Corporation.

     "FNMA" means the Federal National Mortgage Association.

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

     "MORTGAGE ASSETS" means Mortgage Securities, Mortgage Loans, and Bond Collateral.

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

     "TEN YEAR U.S. TREASURY RATE" for a quarterly period shall mean the arithmetic average of the weekly per annum Ten Year Average Yields published by the Federal Reserve Board during such quarter. In the event that the Federal Reserve Board does not publish a weekly per annum ten Year Average Yield during any week in a quarter, then the Ten Year U.S. Treasury Rate for such week shall be the weekly per annum Ten Year Average Yield published by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company for such week. In the event that the Company determines in good faith that for any reason the Company cannot determine the Ten Year U.S. Treasury Rate for any quarter as provided above, then the Ten Year U.S. Treasury Rate for such quarter shall be the arithmetic average of the Per Annum average yields to maturity based upon the daily closing bids during such quarter for each of the issues of actively traded marketable U.S. treasury fixed interest rate securities (other than securities which can, at the option of the holder, be surrendered at face value in payment of any federal estate tax) with a final maturity date not less than eight nor more than twelve years from the date of each such quotation, as chosen and for each business day or less frequently if daily quotations shall not be generally available in each such quarterly period in New York City and quoted to the Company by at least three recognized dealers in U.S. Government securities selected by the Company.

ITEM 2.  PROPERTIES

     The Company's and the Manager's executive offices are located at 445 Marine View Avenue, Suite 230, Del Mar, California. The Company and the Manager currently occupy approximately 7,000 square feet of space. The Manager leases facilities pursuant to a lease expiring in March 2000. The cost for this space for the year ended December 31, 1998, was approximately $144 thousand. Management believes that these facilities are adequate for the Company's and the Manager's foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

     At December 31, 1998, there were no material pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on October 29, 1997 and is traded on the New York Stock Exchange under the trading symbol INV. As of December 31, 1998, the Company had 8,055,500 shares of Common Stock issued and outstanding which was held by 54 holders of record.

     The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of Common Stock as reported on the New York Stock Exchange composite tape Common Stock.

                                                            STOCK PRICES
                                                      ------------------------
                                                      HIGH      LOW      CLOSE
                                                      ----      ---      -----
1998
Year ended December 31, 1998....................       14 5/16   3 3/4     5 3/8
Fourth quarter ended December 31, 1998..........        6 1/4    3 3/4     5 3/8
Third quarter ended September 30, 1998..........       10 5/32   4 7/8     6 1/4
Second quarter ended June 30, 1998..............       12 11/16  9         9 11/16
First quarter ended March 31, 1998..............       14 5/16  11 5/16   12
1997
Fourth quarter ended December 31, 1997..........       16 5/8   11 7/16   11 7/8

     In order to qualify for the tax benefits accorded a REIT under the Code, the Company must make distributions equal to substantially all of its taxable income (subject to certain adjustments) in either the year earned or the following year. See "Business -- Requirements for Qualification as a REIT." Net income calculated in accordance with GAAP does not ordinarily equal taxable income. Accordingly, although the Company also intends to declare dividends each year equal to substantially all of its reported net income, which is calculated in accordance with GAAP, from time to time aggregate dividends declared in a year may nevertheless be higher or lower than net income reported for that year. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the operations of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.

     The following table sets forth, for the periods indicated, the dividends paid in 1997, 1998 and 1999:

                 CASH DIVIDEND
-----------------------------------------------
DATE DECLARED   DATE PAYABLE   AMOUNT PER SHARE
-------------   ------------   ----------------
  12/17/98         1/28/99           0.15
  10/15/98         11/2/98           0.12
   7/13/98         7/31/98           0.28
   4/24/98         4/30/98           0.28
  12/19/97         1/21/98           0.16
  10/21/97        10/29/97           0.32
   7/17/97         7/17/97           0.27
    5/1/97          5/1/97           0.09

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected Statement of Operations and Balance Sheet data as of December 31, 1998 and 1997, and for the year ended December 31, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997, has been derived from the Company's consolidated financial statements audited by KPMG LLP, independent auditors, whose report with respect thereto appears on page F-2. Such selected financial data should be read in conjunction with those consolidated financial statements and the accompanying notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" also included elsewhere herein.

                                                                                   FOR THE PERIOD FROM
                                                                                    FEBRUARY 11, 1997
                                                                  FOR THE            (COMMENCEMENT OF
                                                                 YEAR ENDED        OPERATIONS) THROUGH
                                                             DECEMBER 31, 1998      DECEMBER 31, 1997
                                                             ------------------    --------------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net interest income....................................        $   10,985             $    2,914
  Provision for loan losses..............................             3,470                     --
  Other operating income.................................             2,344                     --
  Loss on sale of mortgage-backed securities.............             5,912                     --
  Operating expenses.....................................             5,161                    511
  Net income (loss)......................................            (1,214)                 2,403
  Net income (loss) per share of common stock -- basic...             (0.15)                  0.83
  Net income (loss) per share of common
     stock -- diluted....................................             (0.15)                  0.82
  Weighted average number of shares -- basic.............         8,090,772              2,879,487
  Weighted average number of shares -- diluted...........         8,090,772              2,929,009
  Dividends declared per share...........................              0.83                   0.84
  Noninterest expense as percent of average assets.......             1.42%                  0.18%

                                                                    AS OF                  AS OF
                                                              DECEMBER 31, 1998      DECEMBER 31, 1997
                                                             -------------------    -------------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE SHEET DATA:
  Mortgage securities available-for-sale, net............         $    6,617             $  387,099
  Mortgage loans held-for-investment, net, pledged.......            179,009                162,762
  Bond collateral........................................            417,808                     --
  Total assets...........................................            656,772                561,834
  Reverse repurchase agreements..........................            166,214                451,288
  Long-term debt, net....................................            385,290                     --
  Stockholders' equity...................................            101,971                106,569
  Number of shares outstanding...........................          8,055,500              8,114,000

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

OVERVIEW

     Due to market conditions, i.e., high prepayments, fueled by declining interest rates and the need to lower leverage, the majority of the Company's Mortgage Securities were sold during the fourth quarter. In order to increase liquidity, the Company divested itself of all but $6.6 million in Mortgage Securities in the fourth quarter of 1998. The sale of the majority of the Company's Mortgage Security portfolio caused a loss of approximately $5.9 million.

     During 1997, the Company's income consisted of interest income generated from its Mortgage Assets and its cash balances (collectively, "earning assets"). During 1998, income was also generated by equity in American Residential Holdings, Inc., prepayment penalty income and management fee income.

     The Company funds its acquisitions of earning assets with both its equity capital and with borrowings. For that portion of the Company's earning assets funded with equity capital ("equity-funded lending"), net interest income is derived from the average yield on earning assets. Due to the adjustable-rate nature of the majority of its earning assets, the Company expects that income from this source will tend to increase as interest rates rise and will tend to decrease as interest rates fall.

     For that portion of the Company's earning assets funded with borrowings ("spread lending"), resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds and interest rate hedging agreements (caps and floors). Income from spread lending may initially decrease following an increase in interest rates and then, after a lag period, be restored to its former level as earning assets yields adjust to market conditions. Income from spread lending may likewise increase following a fall in interest rates, but then decrease as earning asset yields adjust to the new market conditions after a lag period.

     The Company may seek to generate growth in net income in a variety of ways, including through (i) improving productivity by increasing the size of the earning assets at a rate faster than operating expenses increase, (ii) changing the mix of Mortgage Asset types among the earning assets in an effort to improve returns, and (iii) issuing new Common Stock and increasing the size of the earning assets when opportunities in the mortgage market are likely to allow growth in net income per share of Common Stock, (iv) increasing the efficiency with which the Company uses its equity capital over time by increasing the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity. There can be no assurance, however, that the Company's efforts will be successful or that the Company will increase or maintain its income level.

  RESULTS OF OPERATIONS

     For the year ended December 31, 1998 the Company generated a net loss of approximately $1.2 million and net loss per share of Common Stock-diluted of $0.15 compared to the, period February 11, 1997 (commencement of operations) through December 31, 1997 where the Company generated net income of approximately $2.4 million and diluted net income per share of $0.82. The net loss in 1998 was directly attributable to the loss on sale of Mortgage Securities available-for-sale and provisions for loan losses. The sale of Mortgage Securities available-for-sale generated a loss of $5.9 million.

     Net interest income, after provision for loan losses, increased 157.9% from $2.9 million for the period February 11, 1997 (commencement of operations) through December 31, 1997, to $7.5 million for the year ended December 31, 1998. Also, other operating income was not present in 1997 and was approximately $2.3 million for the year ended December 31, 1998.

     The growth in net interest income between the period February 11, 1997 (commencement of operations) through December 31, 1997, and the year ended December 31, 1998 was due to an increase in the Company's Mortgage Assets held during the year. Other operating income increased from income of American Residential Holdings, Inc., in the amount of $1.1 million, prepayment penalty income of $806 thousand and management fee income of $420 thousand. Other expenses increased from $511 thousand for the period February 11, 1997 (commencement of operations) through December 31, 1997 to $5.2 million for the year ended December 31, 1998 (excluding the loss on sale of Mortgage Backed Securities of $5.9 million). The increase in general and administrative expenses between the period February 11, 1997 (commencement of operations) through December 31, 1997, and the year ended December 31, 1998 is the result of the Company's increased management fees which resulted from the increase in the Company's Mortgage Assets.

     The Company experienced high levels of prepayments in the year ended December 31, 1998. The annualized mortgage principal prepayment rate for the Company was 34.2% for the year ended December 31, 1998 compared with 29.7% for the period from February 11, 1997 (commencement of operations) through December 31, 1997. Many of the intermediate adjustable rate mortgages have reached their first adjustment resulting in possible refinancing and principal prepayments. The Company anticipates that prepayment rates may continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase. The Company's financial condition and results of operations could be materially adversely affected if prepayments continue at high levels.

     The Company held Mortgage Assets of approximately $603.4 million as of December 31, 1998. Mortgage Assets at December 31, 1998 are comprised of Mortgage Securities available-for-sale, of $6.6 million, Mortgage Loans held-for-investment, pledged, of $179.0 million and Bond Collateral, of $417.8 million. This compares to Mortgage Assets with a carrying value of approximately $549.9 million at December 31, 1997, comprising of Mortgage Securities available-for-sale, of $387.1 million, including a $3.3 million net unrealized loss recorded as of the year end, and Mortgage Loans held-for-investment, pledged of $162.8 million.

  LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1998, net cash provided by operating activities was approximately $11.8 million. The difference between net cash provided by operating activities and the net loss of $1.2 million was primarily the result of amortization of mortgage asset premiums and provisions for loan losses. Both amortization of mortgage premium and provisions for loan losses are non-cash charges.

     Net cash used in investing activities for the year ended December 31, 1998 was approximately $76.0 million. Net cash used for the year was negatively affected by the purchase of Mortgage Loans in the amount of approximately $649.6 million, the purchase of the retained interest in securitization of approximately $6.7 million, and the purchase of interest rate cap agreements of approximately $1.0 million. Net cash used in investing activities for the year ended December 31, 1998 was positively affected by principal prepayments of approximately $250.8 million and sale of mortgage assets of approximately $331.3 million.

     For the year ended December 31, 1998, net cash provided by financing activities was approximately $93.0 million. Net cash provided by financing activities was positively affected by the issuance of CMO/ FASIT bonds in the amount of approximately $457.0 million. Net cash provided by financing activities was negatively impacted by a decrease in net borrowings from reverse repurchase agreements of approximately $285.1 million, payments on CMO/FASIT bonds of approximately $71.6 million, dividends paid of approximately $6.8 million and repurchase of the Company's stock for approximately $492 thousand.

     Although the 1998 U.S. economy was one of the healthiest in decades, much of the world was experiencing financial crisis. Economic woes of Russia, Japan, China, Brazil and others shook the confidence of the U.S. markets. Concurrently, failures at Crimmie Mae, a Commercial Mortgage REIT, and hedge funds, such as Long Term Capital, as well as sizeable losses arising from some residential sub-prime originators caused volatility in the price of U.S. financial assets and eventually led to a liquidity crisis in the fall of 1998. The liquidity crisis had a negative effect on the Mortgage REIT industry. Financial lines utilized to accumulate Mortgage assets were reduced or made unavailable by Wall Street firms and banks. In the event the Company could not meet its financial obligations, certain assets would be liquidated.

     Financial turmoil in world economics, and a domestic liquidity crisis may return. There can be no assurance that the Company will be able to secure financing or that financing will be available at favorable terms. See "Business Risks -- Failure to Implement Company's Leverage Strategy May Adversely Affect Results of Operations."

  YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer systems, software, and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures, miscalculations or disruptions in operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Company is currently in the process of assessing how it may be impacted by the Year 2000 issue and formulating and implementing a comprehensive plan to address all known aspects of the issue.

     Based on the Company's recent assessment of its internal computer systems (including related hardware, software, customized applications and network systems) with respect to the Year 2000 issue, the Company determined that its existing network and operating systems are Year 2000 compliant, with minor issues. The Company has hired an external systems consultant to rectify these minor issues. The Company believes that these measures, the actual and estimated costs of which have been and are expected to continue to be immaterial in the aggregate, will enable its internal computer systems to be Year 2000 compliant.

     The Company is also reviewing the efforts of its significant hardware, software, and service providers to become Year 2000 compliant. The Company has contacted all critical entities with which the Company does business to assess their Year 2000 readiness. As of December 31, 1998 a majority of these entities have responded to the Company's inquiries. The Company is in the process of reviewing the written responses to the inquiries, and is assessing the impact that the Year 2000 readiness status of such entities may have on the Company's operations, and is taking whatever action is deemed necessary. Based on the responses received to date, there has been no indication that the respondents have any material concerns related to their ability to address all of their known significant Year 200 issues on a timely basis. The Company anticipates that these review activities will be on-going for the remainder of 1999 and will include any necessary follow-up efforts. The Company, however, cannot presently estimate the total cost of this phase of its Year 2000 readiness program. Although the review of such entities is continuing, the Company is not aware of any third party circumstances with respect to the Year 2000 issue that may have a material adverse impact on the Company. The Company can provide no assurance that the Year 2000 compliance plans of such third parties will be successfully completed in a timely manner.

     Based on the results to date of the Company's internal assessment and external inquiries, the Company does not believe that the Year 2000 issue will pose significant operational problems for the Company or otherwise have a material adverse effect on its results of operation or financial position. Although management believes it has undertaken a careful and thorough analysis, if all Year 2000 issues are not properly identified, or assessment, remediation and testing efforts are not completed in a timely manner with respect to the problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationship with hardware, software, and service providers. Further, management believes it has undertaken a careful survey of third party entities and does not believe there to be material concern based upon the potential third party risks that have been identified, however, there can be no assurance that the Year 2000 issues of the other entities will not have a material adverse effect on the Company's systems or results of operations.

     As of December 31, 1998, a contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario resulting from the Year 2000 issues as such scenario has not been clearly identified. The contingency plan will provide timetables to pursue various alternatives, for all external systems classified as critical, based upon the failure of a hardware, software or service provider documentation that there product has been adequately modified, tested, and validated to ensure Year 2000 compliance. The Company currently plans to complete such contingency planning by June 30, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

  REPRICING/MATURITY OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are anticipated by the Company to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined based on contractual maturity adjusted for estimated prepayments. Estimated prepayments are based on the company's historical experience. For fair value of financial instruments as of December 31, 1998, see Notes to the Consolidated Financial Statements -- Note
10. Fair Value of Financial Instruments. (Dollars in thousands.)

                                                                        AT DECEMBER 31, 1998
                                   ----------------------------------------------------------------------------------------------
                                                                                         MORE         MORE
                                               MORE THAN     MORE THAN    MORE THAN      THAN         THAN
                                   3 MONTHS   3 MONTHS TO   6 MONTHS TO   1 YEAR TO   3 YEARS TO   5 YEARS TO              FAIR
                                   OR LESS     6 MONTHS       1 YEAR       3 YEARS     5 YEARS      10 YEARS     TOTAL     VALUE
                                   --------   -----------   -----------   ---------   ----------   ----------   -------   -------
Interest-earning assets:
  Cash and cash equivalents......    34,645          --            --           --          --           --      34,645    34,645
  Mortgage securities
    available-for-sale, net......     6,617          --            --           --          --           --       6,617     6,617
  Mortgage loans
    held-for-investment, net,
    pledged(1)...................    10,957      10,286        18,722       55,154      36,702       47,188     179,009   179,009
  Bond collateral................    25,573      24,007        43,697      128,730      85,663      110,138     417,808   417,808
  Retained interest in
    securitization...............     8,762          --            --           --          --           --       8,762     8,762
  Interest rate agreements.......       674          --            --           --          --           --         674    (1,529)
  Due from affiliate.............       606          --            --           --          --           --         606       606
                                   --------     -------       -------      -------     -------      -------     -------   -------
    Total interest-earning
      assets.....................    87,834      34,293        62,419      183,884     122,365      157,326     648,121   645,918
                                   ========     =======       =======      =======     =======      =======     =======   =======

Interest-bearing liabilities:
  Short-term debt................   166,214          --            --           --          --           --     166,214   166,214
  Long-term debt, net(1).........    23,582      22,139        40,296      118,711      78,996      101,566     385,290   385,290
  Due to affiliate...............       386          --            --           --          --           --         386       386
                                   --------     -------       -------      -------     -------      -------     -------   -------
    Total interest-bearing
      liabilities................   190,182      22,139        40,296      118,711      78,996      101,566     551,890   551,890
                                   ========     =======       =======      =======     =======      =======     =======   =======
  Interest rate sensitivity gap
    (2)..........................  (102,348)     12,154        22,123       65,173      43,369       55,760      96,231    94,028
  Cumulative interest rate
    sensitivity gap..............  (102,348)    (90,194)      (68,071)      (2,898)     40,471       96,231

---------------
(1) Estimated prepayments are based on the company's historical rate of 25%.

(2) Interest rate sensitivity gap represents the difference between net interest-bearing assets and interest-bearing liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related notes, together with the Independent Auditor's Report thereon are set forth on pages F-2 through F-22 on this Form 10-K and the financial statements of American Residential Holdings, Inc. and the related notes, together with the Independent Auditor's Report thereon are set forth on pages F-23 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 with respect to directors is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Company's annual meeting of stockholders to be held May 19, 1999 (the "Proxy Statement"). The information required with respect to executive officers is set forth in Item 1 of this report under the caption "Executive Officers of the Company."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10K:

        Independent Auditors' Report;
        Consolidated Balance Sheets as of December 31, 1998 and 1997;

        Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997;

        Consolidated Statements of Stockholders' Equity for the year ended December 31, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997;

        Consolidated Statements of Cash Flows for the year ended December 31, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997;

        Notes to Consolidated Financial Statements.

     American Residential Holdings, Inc.

        Independent Auditors' Report;

        Balance Sheet as of December 31, 1998;

        Statement of Operations for the period from January 28, 1998 (inception) through December 31, 1998;

        Statement of Stockholders' Equity for the period from January 28, 1998 (inception) through December 31, 1998;

        Statement of Cash Flows for the period from January 28, 1998 (inception) through December 31, 1998;

        Notes to Financial Statements.

     2. Financial Statements Schedules.

        All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II,
        Item 8 of this Annual Report on Form 10-K.

     3. Exhibits:

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
    *3.1    Articles of Amendment and Restatement of the Registrant
    *3.2    Amended and Restated Bylaws of the registrant
    *4.1    Registration Rights agreement dated February 11, 1997
   **4.2    Articles Supplementary filed on February 22, 1999
   **4.3    Rights Plan by and between the Company and American Stock
            Transfer and Trust Company dated as of February 2, 1999
   *10.1    Management Agreement between the Registrant and Home Asset
            Management Corp. dated February 11, 1997 and Amendment
            thereto
  *+10.2    Employment and Noncompetition Agreement between Home Asset
            Management Corp. and John Robbins dated February 11, 1997
            and Amendment thereto
  *+10.3    Employment and Noncompetition Agreement between Home Asset
            Management Corp. and Jay Fuller dated February 11, 1997 and
            Amendment thereto
  *+10.4    Mark Conger Employment Letter dated January 7, 1997 and
            amendment thereto
  *+10.5    Rollie Lynn Employment Letter dated January 7, 1997 and
            amendment thereto
***+10.5a   Lisa Faulk Employment Letter, as amended
  *+10.6    1997 Stock Incentive Plan
  *+10.7    Form of 1997 Stock Option Plan as amended
  *+10.8    Form of 1997 Outside Directors Stock Option Plan
  *+10.9    Form of Employee Stock Purchase Plan
   *10.10   Securities Purchase Agreement between Registrant, Home Asset
            Management Corp. and MDC REIT Holdings, LLC dated February
            11, 1997
  *+10.11   Form of Subscription Agreement dated February 11, 1997
   *10.12   Secured Promissory Note dated June 25, 1997
   *10.13   Lease Agreement with Louis and Louis dated March 7, 1997
  *+10.14   Form of Indemnity Agreement
 ***10.15   Master Repurchase Agreement -- Confidential Treatment
            Requested and Granted
 ***21.1    Subsidiaries of Registrant
    23.1    Consent of KPMG LLP re: Registrant
    23.2    Consent of KPMG LLP re: American Residential Holdings, Inc.
    27.1    Financial Data Schedule

---------------
* Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

+   Management Contract or Compensatory Plan

**  Incorporated by reference to Current Reports on Form 8-K (File No.
    001-13485)

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended 1997

(a) Reports on Form 8-K:

     Current Report (File No. 001-13485)

             FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                           FOR INCLUSION IN FORM 10-K
                                   FILED WITH
                       SECURITIES AND EXCHANGE COMMISSION
                               DECEMBER 31, 1998

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

American Residential Investment Trust, Inc.
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations and Comprehensive
  Income (Loss).............................................   F-4
Consolidated Statements of Stockholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

American Residential Holdings, Inc.
Report of Independent Auditors..............................  F-23
Balance Sheet...............................................  F-24
Statement of Operations.....................................  F-25
Statement of Stockholders' Equity...........................  F-26
Statement of Cash Flows.....................................  F-27
Notes to Financial Statements...............................  F-28

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
American Residential Investment Trust, Inc.
Del Mar, California:

     We have audited the accompanying consolidated balance sheets of American Residential Investment Trust, Inc. and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, and for the period from February 11, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG LLP

San Diego, California
January 15, 1999

           AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
                                              ASSETS
Cash and cash equivalents................................        $ 34,645             $  5,893
Mortgage securities available-for-sale, net..............           6,617              387,099
Mortgage loans held-for-investment, net, pledged.........         179,009              162,762
Bond collateral..........................................         417,808                   --
Retained interest in securitization......................           8,762                   --
Real estate owned........................................             490                   --
Interest rate cap agreements.............................             674                  411
Accrued interest receivable..............................           7,265                5,169
Due from affiliate.......................................             606                  269
Investment in American Residential Holdings..............             708                   --
Other assets.............................................             188                  231
                                                                 --------             --------
                                                                 $656,772             $561,834
                                                                 ========             ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt..........................................        $166,214             $451,288
Long-term debt, net......................................         385,290                   --
Accrued interest payable.................................           1,226                1,839
Due to affiliate.........................................             386                   --
Accrued expenses and other liabilities...................             477                  632
Management fees payable..................................              --                  208
Accrued dividends........................................           1,208                1,298
                                                                 --------             --------
  Total liabilities......................................         554,801              455,265
Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares
  authorized; no shares issued and outstanding...........              --                   --
Common stock, par value $.01 per share; 25,000,000 shares
  authorized; 8,055,500 and 8,114,000 shares issued and
  outstanding at December 31, 1998 and 1997,
  respectively...........................................              81                   81
Additional paid-in-capital...............................         109,271              109,786
Accumulated other comprehensive income (loss)............             550               (3,300)
Retained earnings (accumulated deficit)..................          (7,931)                   2
                                                                 --------             --------
  Total stockholders' equity.............................         101,971              106,569
                                                                 --------             --------
                                                                 $656,772             $561,834
                                                                 ========             ========

          See accompanying notes to consolidated financial statements.

           AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  FOR THE PERIOD FROM
                                                                                   FEBRUARY 11, 1997
                                                                   FOR THE         (COMMENCEMENT OF
                                                                 YEAR ENDED       OPERATIONS) THROUGH
                                                              DECEMBER 31, 1998    DECEMBER 31, 1997
                                                              -----------------   -------------------
Interest income:
  Mortgage assets...........................................       $67,667              $13,975
  Cash and investments......................................         1,819                  253
                                                                   -------              -------
     Total interest income..................................        69,486               14,228
Interest expense............................................        58,501               11,314
                                                                   -------              -------
  Net interest income.......................................        10,985                2,914
Provision for loan losses...................................         3,470                   --
                                                                   -------              -------
  Net interest income after provision for loan losses.......         7,515                2,914
Other operating income:
  Management fee income.....................................           420                   --
  Equity in income of American Residential Holdings, Inc....         1,118                   --
  Prepayment penalty income.................................           806                   --
                                                                   -------              -------
     Total other operating income...........................         2,344                   --
                                                                   -------              -------
       Net operating income.................................         9,859                2,914
Other expenses:
  Loss on sale -- Mortgage-backed Securities................         5,912                   --
  Management fees...........................................         2,466                  283
  Interest rate cap and floor agreement expense.............         1,079                  132
  General and administrative expenses.......................         1,616                   96
                                                                   -------              -------
     Total other expenses...................................        11,073                  511
                                                                   -------              -------
Net income (loss)...........................................        (1,214)               2,403
                                                                   -------              -------
Other comprehensive income (loss) Unrealized holding
  gains.....................................................           550                   --
  Unrealized holding losses.................................        (2,612)              (3,300)
  Reclassification adjustment included in income............         5,912                   --
                                                                   -------              -------
     Unrealized holding gains (losses) arising during the
       period...............................................         3,850               (3,300)
                                                                   -------              -------
Comprehensive income (loss).................................       $ 2,636              $  (897)
                                                                   =======              =======
Net income per share of Common Stock -- Basic...............       $ (0.15)             $  0.83
Net income per share of Common Stock -- Diluted.............         (0.15)                0.82
Dividends per share of Common Stock.........................          0.83                 0.84

          See accompanying notes to consolidated financial statements.

           AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ACCUMULATED
                                                                                     OTHER
                                                  COMMON STOCK      ADDITIONAL   COMPREHENSIVE   CUMULATIVE
                                               ------------------    PAID-IN        INCOME       DIVIDENDS    RETAINED
                                                SHARES     AMOUNT    CAPITAL        (LOSS)        DECLARED    EARNINGS    TOTAL
                                               ---------   ------   ----------   -------------   ----------   --------   --------
Initial capital contribution February 11,
  1997.......................................  1,614,000    $16      $ 20,149       $    --       $    --     $    --    $ 20,165
Proceeds from sale of stock, net of offering
  costs of $7,798............................  6,500,000     65        89,637            --            --          --      89,702
Other comprehensive loss.....................         --     --            --        (3,300)           --          --      (3,300)
Net income...................................         --     --            --            --            --       2,403       2,403
Dividends declared...........................         --     --            --            --        (2,401)         --      (2,401)
                                               ---------    ---      --------       -------       -------     -------    --------
Balance December 31, 1997....................  8,114,000     81       109,786        (3,300)       (2,401)      2,403     106,569
                                               ---------    ---      --------       -------       -------     -------    --------
Purchase and retirement of common stock......    (58,500)    --          (492)           --            --          --        (492)
Offering costs...............................         --     --           (23)           --            --          --         (23)
Other comprehensive income...................         --     --            --         3,850            --          --       3,850
Net income...................................         --     --            --            --            --      (1,214)     (1,214)
Dividends declared...........................         --     --            --            --        (6,719)         --      (6,719)
                                               ---------    ---      --------       -------       -------     -------    --------
Balance December 31, 1998....................  8,055,500    $81      $109,271       $   550       $(9,120)    $ 1,189    $101,971
                                               =========    ===      ========       =======       =======     =======    ========

          See accompanying notes to consolidated financial statements.

           AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  FOR THE PERIOD FROM
                                                                                   FEBRUARY 11, 1997
                                                                  FOR THE          (COMMENCEMENT OF
                                                                YEAR ENDED        OPERATIONS) THROUGH
                                                             DECEMBER 31, 1998     DECEMBER 31, 1997
                                                             -----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..........................................      $  (1,214)            $   2,403
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Amortization of mortgage assets premiums..............         13,311                 1,797
     Amortization of interest rate cap agreements..........            779                   132
     Amortization of bond premium..........................            (79)                   --
     Provision for loan loss...............................          3,470                    --
     Equity in income of American Residential Holdings,             (1,118)
       Inc.................................................                                   --
     Deposits to overcollateralization account.............         (1,513)                   --
     Increase in accrued interest receivable...............         (2,096)               (5,169)
     Increase (decrease) in other assets...................             43                  (231)
     Increase in due from affiliate........................           (337)                 (269)
     Increase (decrease) in accrued interest payable.......           (613)                1,839
     Increase (decrease) in accrued expenses and management           (363)
       fees payable........................................                                  840
     Increase in due to affiliate..........................            386                    --
                                                                 ---------             ---------
     Net cash provided by operating activities.............         10,656                 1,342
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of mortgage securities available-for-sale......             --              (431,037)
  Purchases of mortgage loans held for investment..........       (649,605)             (162,762)
  Principal payments on mortgage securities                        150,101
     available-for-sale....................................                               38,841
  Principal payments on mortgage loans held for                    100,675
     investment............................................                                   --
  Sale of mortgage securities available-for-sale...........        227,760                    --
  Sale of mortgage loans held for investment...............        103,525                    --
  Investment in American Residential Holdings, Inc.........           (475)                   --
  Dividends recorded from American Residential Holdings,               885
     Inc...................................................                                   --
  Purchase of retained interest in securitization..........         (6,699)                   --
  Purchase of interest rate cap agreements.................         (1,042)                 (543)
                                                                 ---------             ---------
     Net cash used in investing activities.................        (74,875)             (555,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in net borrowings from reverse              (285,074)
     repurchase agreements.................................                              451,288
  Net proceeds from stock issuance.........................            (23)              109,867
  Purchase of common stock.................................           (492)                   --
  Dividends paid...........................................         (6,809)               (1,103)
  Issuance of CMO/FASIT bonds..............................        457,011                    --
  Payments on CMO/FASIT bonds..............................        (71,642)                   --
                                                                 ---------             ---------
     Net cash provided by financing activities.............         92,971               560,052
Net increase in cash and cash equivalents..................         28,752                 5,893
Cash and cash equivalents at beginning of period...........          5,893                    --
                                                                 ---------             ---------
Cash and cash equivalents at end of period.................      $  34,645             $   5,893
                                                                 =========             =========
Supplemental information -- interest paid..................      $  45,463             $   7,697
                                                                 =========             =========
Non-cash transactions:
  Increase (decrease) in accumulated other comprehensive         $  (3,850)
     loss..................................................                            $   3,300
  Dividends declared and unpaid............................      $   1,208             $   1,298
                                                                 =========             =========
  Transfers from bond collateral to real estate owned......      $     490             $      --
                                                                 =========             =========

          See accompanying notes to consolidated financial statements.

          AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

  Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of American Residential Investment Trust, Inc. ("AmRES") and Eagle, its wholly owned subsidiary (collectively "AmRIT"). Substantially all of the assets of Eagle are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of AmRIT. American Residential Holdings, Inc. ("Holdings"), is an affiliate of AmRes and accounted for under the equity method. AmRIT and Holdings are together referred to as (the "Company"). The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Eagle have been eliminated in the consolidation of AmRIT.

     During the first half of 1998, the Company formed Holdings, through which a portion of the Company's Mortgage Loan acquisition and finance activities will be conducted. AmRIT owns all of the preferred stock and has a non-voting 95% economic interest in Holdings. Under the equity method, original equity investments in Holdings are recorded at cost and adjusted by AmRIT's share of operations or losses and decreased by dividends received.

     For financial reporting purposes, references to AmRIT mean AmRES and Eagle; while references to the "Company" mean AmRES, Eagle, and Holdings. Certain amounts for the prior period have been reclassified to conform with the current presentation.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

  Mortgage Assets

     The Company's Mortgage Assets consist of interests in mortgage securities which have been securitized by others prior to acquisition by the Company (Mortgage Securities) and Mortgage Loans secured by residential properties (Mortgage Loans).

  Mortgage Securities

     The Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Although the Company generally intends to hold most of its Mortgage Securities until maturity, it may, from time to time, sell any of its Mortgage Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires the Company to classify all of its Mortgage Securities as available-for-sale. All Mortgage Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity, as accumulated other comprehensive income (loss). A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in an impairment which is charged to operations and a new basis for the security is established. The Company sold a significant portion of its Mortgage Security portfolio in the last quarter of 1998.

     Interest income is accrued based on the outstanding principal amount of the Mortgage Securities and their contractual terms. Premiums relating to Mortgage Securities are amortized into interest income over the lives of the Mortgage Securities using the interest method. Gains or losses on the sale of Mortgage Securities are based on the specific identification method.

  Mortgage Loans Held-For-Investment and Bond Collateral

     Fair value is estimated based on estimates of proceeds the Company would receive from the sale of the underlying collateral of each loan. Mortgage loans held-for-investment and Bond Collateral include various types of adjustable-rate and fixed-rate loans secured by mortgages on single-family residential real estate properties. Premiums and discounts related to these loans are amortized over their estimated lives using the interest method. Loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on non-accrual status, generally if greater than 120 days past due. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loans principal balance is deemed collectible. Loans are restored to accrual status when loans become well secured and are in the process of collection.

     The Company considers a loan to be impaired when, based upon current information and events, it believes it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Give the homogeneous nature of the loan portfolio, loans are evaluated for impairment collectively. Many factors are considered in the determination of impairment. The measurement of collateral dependent loans is based on the fair value of the loan's collateral.

  Allowance for Loan Losses

     The Company maintains an allowance for losses on mortgage loans held-for-investment and Bond Collateral at an amount which it believes is sufficient to provide adequate protection against future losses in the mortgage loan portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrower's ability to pay. A provision is recorded for all loans or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on mortgage loans previously charged off are credited to the allowance.

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

  Income Taxes

     The Company has elected to be taxed as a REIT and complies with REIT provisions of the Internal Revenue Code (the "Code") and the corresponding provisions of State law. Accordingly, the Company will not be subject to federal or state income tax to the extent of its distributions to stockholders. In order to maintain its status as a REIT , the Company is required, among other requirements, to distribute at least 95% of its taxable income.

  Income per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement replaces the previously reported primary and fully diluted income per share with basic and diluted income per share. Unlike primary income per share, basic income per share excludes any dilutive effects of options. Diluted income per share is very similar to the previously reported fully diluted income per share. Basic net income per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted net income per share is computed on the basis of the weighted average number of shares and dilutive common equivalent shares outstanding for the period.

     The following table illustrates the computation of basic and diluted income per share:

                                                                  FOR THE PERIOD FROM
                                                                   FEBRUARY 11, 1997
                                                  FOR THE          (COMMENCEMENT OF
                                                YEAR ENDED        OPERATIONS) THROUGH
                                             DECEMBER 31, 1998     DECEMBER 31,1997
                                             -----------------    -------------------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Numerator:
  Numerator for basic income per share
     net earnings........................       $   (1,214)           $    2,403
Denominator:
  Denominator for basic income per
     share -- weighted average number of
     common shares outstanding during the
     period..............................        8,090,772             2,879,487
Incremental common shares attributable to
  exercise of outstanding options........               --                49,522
                                                ----------            ----------
Denominator for diluted income per
  share..................................        8,090,772             2,929,009
Basic income per share...................       $    (0.15)           $     0.83
Diluted income per share.................       $    (0.15)           $     0.82

     At December 31, 1998, there were 695,900 of options that were antidilutive and, therefore, not included in the calculation above.

  Recent Accounting Developments

     Comprehensive Income (Loss)

     Effective with the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of stockholders' equity in accumulated other comprehensive income (loss). Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity securities (i.e., securities available-for-sale).

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

     The Company recognizes two segments, one which is the REIT and the other which operates as a taxable subsidiary of the Company which is involved in transactions that are not allowed by the REIT structure. The financial results of the taxable subsidiary are disclosed separately.

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

     SFAS No. 133 amends SFAS No. 52, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119,

"Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105. This Statement also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

NOTE 2.  MORTGAGE SECURITIES AVAILABLE-FOR-SALE, NET

     At December 31, 1998 and 1997, the Company's Mortgage Securities consisted of the following mortgage participation certificates issued or guaranteed by Federal government sponsored agencies:

                                      FEDERAL HOME     FEDERAL NATIONAL
                                      LOAN MORTGAGE        MORTGAGE
                                       CORPORATION       ASSOCIATION        TOTAL
                                      -------------    ----------------    --------
                                                 (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 1998
Mortgage Securities
  available-for-sale, principal...      $  4,345           $  2,232        $  6,577
Unamortized premium...............            17                 23              40
                                        --------           --------        --------
Amortized cost....................         4,362              2,255           6,617
Unrealized loss...................            --                 --              --
                                        --------           --------        --------
Fair Value........................      $  4,362           $  2,255        $  6,617
                                        ========           ========        ========
AT DECEMBER 31, 1997
Mortgage Securities
  available-for-sale, principal...      $251,201           $124,255        $375,456
Unamortized premium...............         9,748              5,195          14,943
                                        --------           --------        --------
Amortized cost....................       260,949            129,450         390,399
Unrealized loss...................        (2,441)              (859)         (3,300)
                                        --------           --------        --------
Fair Value........................      $258,508           $128,591        $387,099
                                        ========           ========        ========

     At December 31, 1998, all investments in Mortgage Securities consisted of interests in adjustable rate mortgage loans on residential properties. The securitized interest in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest. The original maturity is subject to change based on the prepayments of the underlying mortgage loans.

     At December 31, 1998, the weighted average net coupon on the Mortgage Securities was 7.60% per annum based on the amortized cost of the Mortgage Securities. All Mortgage Securities have a repricing frequency of one year or less.

NOTE 3.  MORTGAGE LOANS HELD-FOR-INVESTMENT, NET, PLEDGED

     The Company purchases certain non-conforming Mortgage Loans to be held as long-term investments. At December 31, 1998 and 1997, Mortgage Loans held for investment consist of the following:

                                                           1998         1997
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Mortgage loans held-for-investment, principal........    $171,420     $151,949
Unamortized premium..................................       8,406       11,573
Allowance for loan losses............................        (817)        (760)
                                                         --------     --------
                                                         $179,009     $162,762
                                                         ========     ========

     A summary of the activity in the allowance for loan losses is as follows:

                                                           1998        1997
                                                         --------    --------
                                                             (DOLLARS IN
                                                              THOUSANDS)
Balance
  Beginning of year..................................    $    760    $     --
Provision
  Charged to operating expense.......................       1,109          --
Allowance acquired...................................       1,678         760
Transfer to Bond Collateral..........................      (2,730)         --
                                                         --------    --------
Balance
  End of year........................................    $    817    $    760
                                                         ========    ========

     At December 31, 1998, the weighted average net coupon on the Mortgage Loans was 9.31% per annum based on the amortized cost of the Mortgage Loans. All Mortgage Loans have a repricing frequency of five years or less. At December 31, 1998, approximately 46% of the collateral was located in California with no other state representing more than 7%.

     As of December 31, 1998, there were $2.3 million of Mortgage Loans and $10.7 million of Bond Collateral loans placed on non-accrual status. There were no loans on non-accrual at December 31, 1997. Interest income of $981 thousand would have been recorded for the year ended December 31, 1998 if nonaccrual loans had been on a current basis, in accordance with their original terms. Impaired loans included in the Company's loan portfolio as of December 31, 1998 were approximately $36.9 million, which had an aggregate specific related allowance amount of approximately $4.0 million.

NOTE 4.  BOND COLLATERAL

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

     The components of the Bond Collateral at December 31, 1998 are summarized as follows:

                                                            (DOLLARS IN THOUSANDS)
                                                            ----------------------
Mortgage loans............................................         $390,875
Unamortized premium.......................................           31,899
Allowance for loan losses.................................           (4,966)
                                                                   --------
                                                                   $417,808
                                                                   --------
Weighted average gross coupon.............................           10.21%
Weighted average net coupon...............................            9.55%
Weighted average pass-through rate........................            9.54%

     A summary of the activity in the allowance for loan losses is as follows:

                                                                     1998
                                                            ----------------------
                                                            (DOLLARS IN THOUSANDS)
Balance
  Beginning of year.....................................           $     --
Provision
  Charged to operating expense..........................              2,361
Loans charged-off
  Net of recoveries.....................................               (125)
Allowance acquired......................................                 --
Transfer from American Residential Investment Trust,
  Inc...................................................              2,730
                                                                   --------
Balance
  End of year...........................................           $  4,966
                                                                   ========

NOTE 5.  RETAINED INTEREST IN SECURITIZATION

     Retained interest in securitization consist of assets generated and retained in conjunction with the Company's loan securitization. These assets at December 31, 1998 were as follows:

                                                            (DOLLARS IN THOUSANDS)
                                                            ----------------------
REMIC subordinate certificates..........................           $  6,699
Overcollateralization account...........................              1,513
Unrealized gain.........................................                550
                                                                   --------
                                                                   $  8,762
                                                                   ========

     The Company classifies REMIC securities as available-for-sale securities and carries them at market value. The fair value of the retained interest is determined by computing the present value of the excess of the weighted-average coupon of the residential mortgages sold (9.32%) over the sum of: (1) the coupon on the senior interest (5.95%), and (2) a servicing fee paid to servicer of the residential mortgages (0.50%) and other fees, and taking into account expected estimated losses to be incurred on the portfolio of residential mortgages sold over the estimated lives of the residential mortgages and using an estimated future average prepayment assumption (25%) per year. The prepayment assumption used in estimating the cash flows is based on recent evaluations of the actual prepayments of the related portfolio and on market prepayment rates on new portfolios of similar residential mortgages, taking into consideration the current interest rate environment and its expected impact on the estimated future prepayment rate. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes is commensurate with the risk of holding such a financial instrument. The rate used to discount the cash flows coming out of the trust was approximately 12%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's retained interest could decline.

     Under the terms of the securitization, the retained interest is required to build over collateralization to specified levels using the excess cash flows described above until set percentages of the securitized portfolio are attained. Future cash flows to the retained interest holder are all held by the REMIC trust until a specific percentage of either the original or current certificate balance is attained which percentage can be raised if certain charge-offs and delinquency ratios are exceeded. The certificate holders' recourse for credit losses is limited to the amount of over collateralization held in the REMIC trust. Upon maturity of the certificates or upon exercise of an option ("clean up call") to repurchase all the remaining residential mortgages once the balance of the residential mortgages in the trust are reduced to 10% of the original balance of the residential mortgages in the trust, any remaining amounts in the trust are distributed. The current amount of any over collateralization balance held by the trust is recorded as part of the retained interest.

     In future periods, the Company will recognize additional revenue from the retained interest if the actual performance of the mortgage loans is higher than the original estimate or the Company may increase the estimated fair value of the retained interest. If the actual performance of the mortgage loans is lower than the original estimate, then an adjustment to the carrying value of the retained interest may be required if the estimated fair value of the retained interest is less than its carrying value.

NOTE 6.  REAL ESTATE OWNED

     Other real estate owned consists of seven properties with a principal balance outstanding of approximately $615 thousand and an average principal balance outstanding of approximately $87 thousand. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write down the real estate owned to fair value less cost of disposal. Any subsequent adjustments to real estate owned will be provided for with the establishment of a valuation allowance. At December 31, 1998, real estate owned had the following characteristics:

                                    (DOLLARS IN THOUSANDS)
                                    ----------------------
Real estate owned...............            $ 615
Allowance for losses............             (125)
                                            -----
                                            $ 490
                                            =====

NOTE 7.  INTEREST RATE AGREEMENTS

     The amortized cost of the Company's interest rate agreements was $674 thousand net of accumulated amortization of $368 thousand and $411 net of accumulated amortization of $132 thousand at December 31, 1998 and 1997, respectively.

  Cap Agreements

     The Company had four outstanding Cap Agreements at December 31, 1998. Potential future earnings from each of these Cap Agreements are based on variations in the one month London Interbank Offered Rate ("LIBOR"). The Cap Agreements at December 31, 1998 have contractually stated notional amounts which vary over the life of the Cap Agreements. Under these Cap Agreements the Company will receive cash payments should the agreed-upon reference rate, one month LIBOR, increase above the strike rates of the Cap Agreements. No earnings were recognized in 1998 or 1997 for Cap Agreements.

     All of the adjustable-rate mortgage securities and mortgage loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime interest rate caps.

  Floor Agreements

     The Company had two outstanding Floor Agreements at December 31, 1998. Potential future expenses from each of these Floor Agreements are based on variations in the one month LIBOR rate. Each of the Floor Agreements at December 31, 1998 have contractually stated notional amounts which vary over the life of the Floor Agreements. Under these Floor Agreements the Company will make cash payments should the agreed-upon reference rate, one month LIBOR, decrease below the strike rates of the Floor Agreements. Approximately $300 thousand hedging expense was recognized in the fourth quarter of 1998. No expense was recorded in 1997 for Floor Agreements.

     Interest rate agreements outstanding at December 31, 1998 are as follows:

                                   AVERAGE         CAP          FLOOR
                                NOTIONAL FACE   CAP STRIKE   FLOOR STRIKE
                                   AMOUNT          RATE          RATE          INDEX        EXPIRES
                                -------------   ----------   ------------   -----------   -----------
                                                       (DOLLARS IN THOUSANDS)
Lehman Brothers...............      56,159       8.101%            --       1 mo. LIBOR   April, 2000
CS First Boston...............      85,378       8.114%            --       1 mo. LIBOR   April, 2000
Bear Stearns..................     450,000       5.800%        5.500%       1 mo. LIBOR   May, 1999
Bankers Trust.................     300,000       6.000%        5.250%       1 mo. LIBOR   Nov., 1999

NOTE 8.  SHORT-TERM DEBT

     The Company has entered into uncommitted reverse repurchase agreements (collectively "short-term" debt), which may be withdrawn at any time, to finance the acquisition of a portion of its Mortgage Assets. The maximum aggregate amount available under the uncommitted reverse repurchase agreements is approximately $230 million and $2.5 billion at December 31, 1998 and 1997, respectively. These reverse repurchase agreements are collateralized by a portion of the Company's Mortgage Assets.

     Reverse repurchase agreements for Mortgage Loans are currently placed with two investment banking firms. During 1998, agreements were in place with three firms and the maximum amount outstanding was approximately $668.7 million. At December 31, 1998 and 1997, Mortgage Assets pledged had an estimated fair value of approximately $171.4 million and $471.5 million, respectively.

     At December 31, 1998, the Company had approximately $166.2 million of Mortgage Loans reverse repurchase agreements outstanding with a weighted average borrowing rate of 5.68% per annum and a weighted average remaining maturity of one day. At December 31, 1997, the Company had approximately $451.3 million of reverse repurchase agreements outstanding with a weighted average borrowing rate of 6.01% per annum and a weighted average remaining maturity of 39 days. The maximum month end balance and the average balance outstanding for the twelve months ended December 31, 1998 were approximately $942.0 million and $499.2 million, respectively. The maximum month end balance and the average balance outstanding for the period from February 11, 1997 (commencement of operations) through December 31, 1997, was $451.3 million and $230.3 million, respectively. At December 31, 1998 and at December 31, 1997, the Mortgage Assets reverse repurchase agreements had the following characteristics:

                                               REPURCHASE   UNDERLYING   INTEREST RATE
                                               LIABILITY    COLLATERAL    (PER ANNUM)
                                               ----------   ----------   -------------
                                                       (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 1998
Bear Stearns.................................   $161,773     $166,937        5.66%
Residential Funding Corporation..............      4,441        4,483        6.32
                                                --------     --------        ----
                                                $166,214     $171,420        5.68%
                                                ========     ========        ====
AT DECEMBER 31, 1997
PaineWebber Incorporated.....................   $ 58,198     $ 60,742        5.96%
Prudential...................................     94,388       97,758        5.74
Federal National Mortgage Association........     39,932       41,501        5.72
Federal Home Loan Mortgage Corporation.......     41,166       42,555        5.75
Lehman Brothers..............................    151,949      162,762        6.47
First Boston.................................     57,159       57,886        5.73
First United.................................      8,496        8,308        5.77
                                                --------     --------        ----
                                                $451,288     $471,512        6.01%
                                                ========     ========        ====

NOTE 9.  LONG-TERM DEBT, NET

     During the second quarter of 1998, AmRIT, through its wholly owned subsidiary, Eagle, issued approximately $457.0 million of collateralized mortgage bonds (Long-Term Debt) through a Financial Asset Securitization Investment Trust (FASIT). The bonds were assigned to a FASIT trust and trust certificates evidencing the assets of the trust were sold to investors. The trust certificates were issued in classes representing senior, mezzanine, and subordinate payment priorities. Payments received on single-family mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT. The maturity of each class of trust certificates is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the bonds were issued and the FASIT trust. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

     The components of the Long-Term Debt at December 31, 1998 along with selected other information are summarized below:

                                                            (DOLLARS IN THOUSANDS)
                                                            ----------------------
Long-Term debt..........................................         $   385,239
CMO premium, net........................................                 396
Capitalized costs on long-term debt.....................                (345)
                                                                 -----------
Total Long-Term debt....................................         $   385,290
                                                                 ===========
Range of Certificate pass-through rates.................         5.74%-7.05%
Stated maturities.......................................           2008-2028

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments amounts have been determined by the Company's management using available market information and appropriate valuation methodologies; however, considerable judgement is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value as of December 31, 1998 and 1997 is as follows:

                                                          1998                    1997
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents....................   $ 34,645    $ 34,645    $  5,893    $  5,893
  Mortgage Securities available-for-sale.......      6,617       6,617     387,099     387,099
  Mortgage Loans held-for-investment...........    179,009     179,009     162,762     162,762
  Bond collateral..............................    417,808     417,808          --          --
  Retained interest in securitization..........      8,762       8,762          --          --
  Interest rate agreements.....................        674      (1,529)        411          67
  Due from affiliate...........................        606         606         269         269
Liabilities:
  Short-term debt..............................    166,214     166,214     451,288     451,288
  Long-term debt...............................    385,290     385,290          --          --
  Due to affiliate.............................        386         386          --          --

     The following describes the methods and assumptions used by the Company in estimating fair values.

  Cash and Cash Equivalents

     The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

  Retained Interest in Securitization

     This security is classified as available-for-sale and as such is carried at fair value. See "Notes to the Consolidated Financial Statements -- Note 5. Retained Interest in Securitization" for a description of the valuation methodology.

  Mortgage Securities available-for-sale and Mortgage Loans Held-for-Investment

     The fair value for Mortgage Securities available-for-sale and Mortgage Loans and held-for-investment is estimated based on quoted market prices from dealers and brokers for similar types of Mortgage Assets.

  Bond Collateral

     The fair value for Bond Collateral is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans.

  Interest Rate Agreements

     The fair value of interest rate agreements is estimated based on quoted market prices from dealers and brokers.

  Due from Affiliate

     The fair value of due from affiliate approximates the carrying amount because of the short-term maturity of the asset.

  Short-Term Debt

     The fair value of reverse repurchase agreements approximates the carrying amounts because of the short term maturity of the liabilities.

  Long-Term Debt

     The fair value of long-term debt is estimated based upon comparable rates on similar debt instruments.

  Due to Affiliate

     The fair value of due to affiliate approximates the carrying amount because of the short-term maturity of the liability.

NOTE 11.  STOCK OPTION PLANS

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

     During the period from February 11, 1997 (commencement of operations) through December 31, 1998, the Company granted 695,900 options as follows:

                                                                               TOTAL     OPTIONS
                                                    ISO      NON-QUALIFIED    OPTIONS    W/SAR'S
                                                  -------    -------------    -------    -------
1997 STOCK INCENTIVE PLAN
February 11, 1997 @ 12.50/share................    99,200       216,000       315,200    280,000
1997 STOCK OPTION PLAN
October 27, 1997 @ 15.00/share.................   104,801       232,999       337,800         --
1997 STOCK OPTION PLAN
December 15, 1997 @ 15.00/share................     4,267        72,133        76,400         --
1997 OUTSIDE DIRECTORS STOCK OPTIONS
October 27, 1997 @ 15.00/share.................        --        30,000        30,000         --
                                                  -------       -------       -------    -------
OPTIONS ISSUED IN 1997.........................   208,268       551,132       759,400    280,000
                                                  -------       -------       -------    -------
1997 STOCK OPTION PLAN
April 8, 1998 @ 13.69/share....................     9,000            --         9,000         --
1997 STOCK OPTION PLAN
October 1, 1998 @ 6.13/share...................     2,500            --         2,500         --
                                                  -------       -------       -------    -------
OPTIONS ISSUED IN 1998.........................    11,500            --        11,500         --
                                                  -------       -------       -------    -------
OPTIONS FORFEITED IN 1998......................   (26,667)      (48,333)      (75,000)        --
                                                  -------       -------       -------    -------
TOTAL OPTIONS ISSUED...........................   193,101       502,799       695,900    280,000
                                                  =======       =======       =======    =======

     The Incentive Plan was adopted on February 11, 1997 (the "Effective Date"), and a total 315,200 shares of Common Stock have been reserved for issuance. All stock options have been granted under the Incentive Plan and vest at the earlier of a four-year period from the date of grant or once the Company issues an aggregate of $150 million of new equity, and will expire within ten years after the date of grant.

     The Company also has adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") which permits eligible employees to purchase Common Stock at a discount through accumulated payroll deductions. No shares were issued under the Purchase Plan as of December 31, 1998.

     As of December 31, 1998, The following options were reserved for issuance under the Company's option plans:

                                                                                     1997
                                                                      1997          OUTSIDE
                                        1997           1997         EMPLOYEE       DIRECTOR
                                       STOCK           STOCK          STOCK          STOCK
                                   INCENTIVE PLAN   OPTION PLAN   PURCHASE PLAN   OPTION PLAN     TOTAL
                                   --------------   -----------   -------------   -----------   ---------
Total Options Authorized.........     315,200         774,800         20,000         60,000     1,170,000
Total Options Issued.............     315,200         350,700             --         30,000       695,900
                                      -------         -------        -------        -------     ---------
Options Reserved for Issuance....          --         424,100         20,000         30,000       474,100
                                      =======         =======        =======        =======     =========

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

     The Company elected to apply the APB Opinion 25 in accounting for its plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's net income and income per share for the year ended December 31, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997 would have decreased to the pro forma amounts indicated below.

                                                                  FOR THE PERIOD FROM
                                                                   FEBRUARY 11, 1997
                                                  FOR THE          (COMMENCEMENT OF
                                                YEAR ENDED        OPERATIONS) THROUGH
                                             DECEMBER 31, 1998     DECEMBER 31, 1997
                                             -----------------    -------------------
                                             (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Net income as reported...................         $(1,214)              $ 2,403
                                                  =======               =======
Pro forma net income.....................         $(1,351)              $ 2,267
                                                  =======               =======
Basic income per share as reported.......         $ (0.15)              $  0.83
                                                  =======               =======
Diluted income per share as reported.....         $ (0.15)              $  0.82
                                                  =======               =======
Pro forma basic income per share.........         $ (0.17)              $  0.79
                                                  =======               =======
Pro forma diluted income per share.......         $ (0.17)              $  0.77
                                                  =======               =======

     The derived fair value of the options granted during the year ended December 31, 1998 and the period from February 11, 1997 (commencement of operations) through December 31, 1997 was approximately $137 thousand and $674 thousand, or a per option fair value of $0.93 and $0.89 respectively, using the Black-Scholes option pricing model with the following assumptions for 1998; an expected dividend yield of 10%; a risk-free interest rate of 5.15%, expected life of 5 years for employees and 4 years for board members, and expected volatility of 62%, and for 1997; a risk-free interest rate of 6.0%, expected life of 5 years, and expected volatility of 20%.

NOTE 12.  STOCKHOLDERS' EQUITY

     On February 11, 1997, the Company issued 1,614,000 shares of Common Stock at a price of $12.50 per share of Common Stock. The Company received proceeds of approximately $20.2 million, net of issuance costs of $10 thousand. On November 3, 1997, the Company issued 6,500,000 shares of Common Stock at a price of $15.00 per share of Common Stock. The Company received proceeds of approximately $89.7 million, net of issuance costs of approximately $7.8 million. During 1998, the Company repurchased 58,500 shares of Common Stock. The Company paid approximately $492 thousand for the repurchased shares.

     On December 19, 1997, the Company declared a dividend of $1.3 million or $0.16 per share. The dividend was paid on January 21, 1998 to holders of record of Common Stock as of December 31, 1997. On October 21, 1997, the Company declared a dividend of $519 thousand or $0.32 per share of Common Stock. This dividend was paid on October 29, 1997 to holders of record of Common Stock as of September 30, 1997. On July 17, 1997, the Company declared a dividend of $438 thousand or $0.27 per share of Common Stock. This dividend was paid on July 17, 1997 to holders of record of Common Stock as of June 30, 1997. On May 1, 1997, the Company declared a dividend of $146 thousand or $0.09 per share of Common Stock. This dividend was paid on May 1, 1997 to holders of record of Common Stock as of March 31, 1997.

     On December 17, 1998, the Company declared a dividend of $1.2 million or $0.15 per share. The dividend was paid on January 28, 1999 to holders of record of Common Stock as of December 31, 1998. On

October 15, 1998, the Company declared a dividend of $967 thousand or $0.12 per share. This dividend was paid on November 2, 1998 to holders of record of Common Stock as of October 26, 1998. On July 13, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. This dividend was paid on July 31, 1998 to holders of record of Common Stock as of July 24, 1998. On April 14, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. This dividend was paid on April 30, 1998 to holders of record of Common Stock as of April 24, 1998.

NOTE 13.  STOCK SPLIT AND AUTHORIZED SHARES

     On August 6, 1997, the Company authorized a 0.8-for-one reverse stock split of all of the outstanding shares of Common Stock. All references in the financial statements to the number of shares, per share amounts and prices of the Company's Common Stock have been retroactively restated to reflect the decreased number of shares of Common Stock outstanding. On October 20, 1997, the Company increased the number of total authorized shares of Common Stock to 25,000,000 from 4,000,000. Under the articles of incorporation, as amended on October 20, 1997, the Company is authorized to issue any class of capital stock, common stock or preferred stock, up to the aggregate authorized amount of 25,001,000 shares, all of which has been initially designated as Common Stock. All unissued shares may be reclassified by the Company's Board of Directors as one or more series of preferred stock.

NOTE 14.  MANAGEMENT AGREEMENT

     Effective February 11, 1997, the Company entered into a Management Agreement with the Manager for an initial term of two years, to provide management services to the Company. The agreement automatically renews unless terminated by American Residential Investment Trust, Inc.

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

     Management fees of approximately $2.4 million and $249 thousand were recorded for the year ended December 31, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997, respectively. The incentive compensation is calculated for each fiscal quarter, and paid to the Manager quarterly in arrears before any income distributions are made to stockholders. Incentive compensation for the year ended December 31, 1998, and for the period from February 11, 1997 (commencement of operations) through December 31, 1997 was approximately $24 thousand and approximately $34 thousand, respectively.

     The Company will employ certain employees of the Manager involved in the day-to-day operations of the Company, including the Company's executive officers, so that such employees may maintain certain benefits that are available only to employees of the Company under the Code. These benefits include the ability to receive incentive stock options under the 1997 Stock Option Plan and to participate in the Company's Employee Stock Purchase Plan. In order to receive the aggregate benefits of the Management Agreement originally negotiated between the Company and the Manager, the Company will pay the base salaries of such employees and will be reimbursed by the Manager for all costs incurred with respect to such payments.

     The Manager's default on its obligations with respect to the Notes, could result in a default and termination of the Management Agreement, in which case the operations of the Company could be materially and adversely affected pending either the engagement of a new manager or the development internally of the resources necessary to manage the operation of the Company. The Manager is currently in default of its covenants. The senior note holders have not issued waivers, however the parties continue to operate under the original terms of the Management Agreement. In addition, MDC-REIT has pledged
1.6 million shares of its Common Stock of the Company to secure the Manager's obligations under the Securities Purchase Agreement. As a result of the defaults under the Securities Purchase Agreement, the pledged shares could be transferred to the holders of the Notes, who will then have certain demand registration rights.

NOTE 15.  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1998, the Company purchased approximately $24 million of Mortgage Loans from an affiliated entity of one of its directors. These purchases were made in the normal course of business at terms consistent with the Company's general purchasing policies.

     On June 1, 1998, the Company sold approximately $98.2 million par value Mortgage Loans to Holdings for total consideration of $103.5 million. Management believes the loans were traded at fair value at the time of the transaction.

     On June 30, 1998, Holdings transferred the Class "X" Certificate to the Company as part of the purchase price of Mortgage Loans purchased from the Company on June 1, 1998. The Class "X" Certificate had a fair value of $6.6 million at the time of the transfer.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

     As of December 31, 1998, the Company had a commitment to purchase approximately $86 million in loans.
NOTE 17.  SELECTED QUARTERLY FINANCIAL DATA

     Selected quarterly financial data for 1998 and 1997 is as follows (dollars in thousands, except per share data):

                                           FOR THE          FOR THE           FOR THE          FOR THE
                                           QUARTER          QUARTER           QUARTER          QUARTER
                                            ENDED            ENDED             ENDED            ENDED
                                        DEC. 31, 1998    SEPT. 30, 1998    JUNE 30, 1998    MARCH 31, 1998
                                        -------------    --------------    -------------    --------------
Total interest income...............       $17,380          $18,642           $19,011          $14,453
Interest expense....................        13,924           16,974            16,554           11,049
Net interest income.................         3,456            1,668             2,457            3,404
Provision for loan losses...........         2,756              296               282              136
Other operating income..............           409              765             1,148               22
Other expenses......................         7,870            1,136             1,054            1,013
Net income..........................        (6,761)           1,001             2,269            2,277
Net income per share of common
  stock -- basic....................         (0.84)            0.12              0.28             0.28
Net income per share of common
  stock -- diluted..................         (0.84)            0.12              0.28             0.28

                                                                                         FOR THE PERIOD FROM
                                        FOR THE          FOR THE           FOR THE        FEBRUARY 11, 1997
                                        QUARTER          QUARTER           QUARTER        (COMMENCEMENT OF
                                         ENDED            ENDED             ENDED        OPERATIONS) THROUGH
                                     DEC. 31, 1997    SEPT. 30, 1997    JUNE 30, 1997      MARCH 31, 1997
                                     -------------    --------------    -------------    -------------------
Total interest income............       $ 5,858          $ 4,222           $ 3,842              $306
Interest expense.................         4,357            3,532             3,275               150
Net interest income..............         1,501              690               567               156
Other expenses...................           201              171               129                10
Net income.......................         1,300              519               438               146
Net income per share of common
  stock -- basic.................          0.22             0.32              0.27              0.09
Net income per share of common
  stock -- diluted...............          0.21             0.31              0.26              0.09

NOTE 17.  INVESTMENT IN AMERICAN RESIDENTIAL HOLDINGS, INC.

     The following financial information summarizes the financial position and results of operations of American Residential Holdings, Inc. (dollars in thousands, except per share data):

                       AMERICAN RESIDENTIAL HOLDINGS INC.

                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31, 1998
                                                                -----------------
ASSETS
Cash and cash equivalents...................................         $    8
Due from affiliate..........................................            307
Class "X" Certificate -- CMO/FASIT..........................            383
Other assets................................................            500
                                                                     ------
                                                                     $1,198
                                                                     ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to affiliate............................................         $  406
                                                                     ------
  Total liabilities.........................................            406
Stockholders' Equity:
Preferred stock, par value $1,000 per share; 10,000 shares
  authorized; 475 shares issued and outstanding.............            475
Common stock, par value $.01 per share; 100 shares
  authorized; 50 shares issued and outstanding..............             --
Additional paid-in-capital..................................             25
Cumulative dividends declared...............................           (885)
Retained earnings...........................................          1,177
                                                                     ------
  Total stockholders' equity................................            792
                                                                     ------
                                                                     $1,198
                                                                     ======

                      AMERICAN RESIDENTIAL HOLDINGS, INC.

                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                FOR THE PERIOD FROM
                                                                 JANUARY 28, 1998
                                                                (INCEPTION) THROUGH
                                                                 DECEMBER 31, 1998
                                                                -------------------
Income:
  Gain on sale of loans.....................................          $1,589
  Interest income...........................................             379
  Other income..............................................              97
                                                                      ------
     Total income...........................................           2,065
Expenses:
  Other expenses............................................              25
                                                                      ------
     Income before taxes....................................           2,040
Income taxes................................................             863
                                                                      ------
  Net income................................................          $1,177
                                                                      ======

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
American Residential Holdings, Inc.
Del Mar, California:

     We have audited the accompanying balance sheet of American Residential Holdings, Inc., (the Company) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the period from January 28, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion in these financial statements based on our audit.

     We have conducted our audit in accordance with generally audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and the results of its operations and its cash flows for the period from January 28, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

San Diego, California
January 15, 1999

                      AMERICAN RESIDENTIAL HOLDINGS, INC.
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31, 1998
                                                               -----------------
                                     ASSETS
Cash and cash equivalents...................................        $    8
Due from affiliate..........................................           307
Class "X" Certificate -- CMO/FASIT..........................           383
Other assets................................................           500
                                                                    ------
                                                                    $1,198
                                                                    ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to affiliate............................................        $  406
                                                                    ------
  Total liabilities.........................................           406
Stockholders' Equity:
Preferred stock, par value $1,000 per share; 10,000 shares
  authorized; 475 shares issued and outstanding.............           475
Common stock, par value $.01 per share; 100 shares
  authorized; 50 shares issued and outstanding..............            --
Additional paid-in-capital..................................            25
Cumulative dividends declared...............................          (885)
Retained earnings...........................................         1,177
                                                                    ------
  Total stockholders' equity................................           792
                                                                    ------
                                                                    $1,198
                                                                    ======

                See accompanying notes to financial statements.

                      AMERICAN RESIDENTIAL HOLDINGS, INC.
                            STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                FOR THE PERIOD FROM
                                                                 JANUARY 28, 1998
                                                                (INCEPTION) THROUGH
                                                                 DECEMBER 31, 1998
                                                                -------------------
Income:
  Gain on sale of loans.....................................          $1,589
  Interest income...........................................             379
  Other income..............................................              97
                                                                      ------
     Total income...........................................           2,065
Expenses:
  Other expenses............................................              25
                                                                      ------
     Income before taxes....................................           2,040
Income taxes................................................             863
                                                                      ------
  Net income................................................          $1,177
                                                                      ======

                See accompanying notes to financial statements.

                      AMERICAN RESIDENTIAL HOLDINGS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 PREFERRED STOCK    COMMON STOCK     ADDITIONAL   CUMULATIVE
                                 ---------------   ---------------    PAID-IN      DIVIDENDS    RETAINED
                                 SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL      DECLARED     EARNINGS   TOTAL
                                 ------   ------   ------   ------   ----------   -----------   --------   ------
Proceeds from sale of stock...    475      $475      50      $ --       $25         $   --       $   --    $  500
Net income....................     --        --      --        --        --             --        1,177     1,177
Dividends declared............     --        --      --        --        --           (885)          --      (885)
                                  ---      ----      --      ----       ---         ------       ------    ------
Balance December 31, 1998.....    475      $475      50      $ --       $25         $ (885)      $1,177    $  792
                                  ===      ====      ==      ====       ===         ======       ======    ======

                See accompanying notes to financial statements.

                      AMERICAN RESIDENTIAL HOLDINGS, INC.

                            STATEMENT OF CASH FLOWS

                                                                FOR THE PERIOD FROM
                                                                 JANUARY 28, 1998
                                                                (INCEPTION) THROUGH
                                                                 DECEMBER 31, 1998
                                                                -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................         $   1,177
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on securitization of loans........................            (1,589)
     Increase in other assets...............................              (807)
     Increase in deferred tax asset.........................               (75)
     Increase in accrued expenses...........................               481
                                                                     ---------
     Net cash provided by operating activities..............              (813)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of mortgage loans available-for-sale.............          (103,525)
  Securitization of mortgage loans available-for-sale.......           105,114
  Purchase of Class "X" certificate -- CMO/FASIT............              (475)
  Paydowns on Class "X" certificate -- CMO/FASIT............                92
                                                                     ---------
     Net cash used in investing activities..................             1,206
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from stock issuance..........................               500
  Dividends paid............................................              (885)
                                                                     ---------
     Net cash used in financing activities..................              (385)
Net increase in cash and cash equivalents at end of
  period....................................................                 8
Cash and cash equivalents at beginning of period............                --
                                                                     ---------
Cash and cash equivalents at end of period..................         $       8
                                                                     =========

                See accompanying notes to financial statements.

                      AMERICAN RESIDENTIAL HOLDINGS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Financial Statement Presentation

     The operations of American Residential Holdings, Inc. ("Holdings" or the "Company") are presented for the period from January 28, 1998 (inception) through December 31, 1998 as a taxable subsidiary of American Residential Investment Trust, Inc. ("AmRES") and American Residential Eagle, Inc., ("Eagle"), its wholly owned subsidiary (collectively "AmRIT"), and accounted for under the equity method. Under the equity method, original equity investments in Holdings are recorded by AmRIT at cost and adjusted for its share of operations or losses and decreased by dividends received. Holdings operations or loss will be disclosed as a separate line-item on AmRIT's income statement as Investment in American Residential Holdings, Inc. Holdings was formed to conduct a portion of AmRIT's mortgage loan acquisition and finance activities. In June of 1998, Holdings issued a securitization of loans through a Real Estate Mortgage Investment Conduit ("REMIC") which consisted of pooled adjustable-rate first-lien mortgages to the public through a registration statement.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

  Organization

     American Residential Holdings, Inc., a Delaware corporation, was incorporated on January 28, 1998 and commenced operations on June 1, 1998. Holdings was capitalized from direct contributions from AmRIT and two executive officers of AmRIT. AmRIT owns 100% of the preferred stock and has a non-voting 95% of the economic interest in Holdings. Two executive officers of AmRIT own 100% of the voting common stock outstanding and 5% of the economic value of Holdings. Holdings operates as a mortgage real estate company and is a taxable affiliate of AmRIT. Holdings was formed to acquire and finance mortgages through securitizations on behalf of AmRIT.

  Cash and Cash Equivalents

     For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and highly liquid investment with original maturities of three months or less.

  Gain on Securitization of Loans

     Gains resulting from securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price of the securitizations and the carrying value of the related loans sold. Such gains may be increased by the amount of any servicing released premiums received. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold.

     During 1997, the Company adopted Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under SFAS 125, a transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer.

     SFAS 125 also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitizations (residuals). If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the asset will be measured like trading securities.

  Income Taxes

     Income taxes are accounted for under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2.  GAIN ON SECURITIZATION OF LOANS

     Gain on securitization of loans for the period from January 28, 1998 (inception) through December 31, 1998 was comprised of the following components:

                                    (DOLLARS IN THOUSANDS)
                                    ----------------------
Non-cash gain from
  securitizations...............            $3,966
Securitization expenses.........              (642)
Accrued interest................              (763)
Provision for losses............            (1,954)
Sale of servicing...............               982
                                            ------
  Total.........................            $1,589
                                            ======

NOTE 3.  CLASS "X" CERTIFICATE -- CMO/FASIT

     At December 31, 1998, the Company's Class "X" Certificate was $383 thousand, at cost, which approximates fair value.

     The Company has invested in a subordinate certificate from a Collateralized Mortgage Obligation/ Financial Asset Securitization Investment Trust ("CMO/FASIT") bond issued by a related party. This security is collateralized by residential mortgage loans, on which the timely payment of principal and interest is backed by specified government agencies (e.g., FNMA, FHLMC). The principal risks inherent in holding CMOs are prepayment risks related to dramatic decreases or increases in interest rates whereby the value of the CMOs would be subject to variability on the repayment of principal from the underlying mortgages earlier or later than originally anticipated. The contractual maturities of the CMOs occur systematically through the year ending December 31, 2028.

     The Company classifies CMO/FASIT certificates as available-for-sale securities in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and carries them at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity as accumulated other comprehensive income (loss). A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in an impairment which is charged to operations and a new cost basis for the security is established.

     Interest income is recognized as monthly distributions take place from the trustee. This distribution takes place once bond holders are paid and over collateralization levels are maintained, any excess interest flows are paid to the investor certificate and then to the Class "X" Certificate. Management has developed a methodology of allocating proceeds received between amortization of the Class "X" Certificate and interest, such that the interest income is recognized using the interest method.

NOTE 4.  INCOME TAXES

     The components of income taxes consist of the following:

                                                               FOR THE PERIOD FROM
                                                                 JANUARY 28, 1998
                                                               (INCEPTION) THROUGH
                                                                DECEMBER 31, 1998
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Current income taxes:
  Federal...................................................           $717
  State.....................................................            221
                                                                       ----
     Total current income taxes:............................            938
Deferred income taxes -- Federal............................            (75)
                                                                       ----
       Total income taxes...................................           $863
                                                                       ====

     The Company's effective income taxes differ from the amount computed by applying the federal income tax rate of 34% to income before taxes as a result of the following:

                                                               FOR THE PERIOD FROM
                                                                 JANUARY 28, 1998
                                                               (INCEPTION) THROUGH
                                                                DECEMBER 31, 1998
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Computed "expected" income taxes............................           $694
State taxes, net of federal.................................            146
Other.......................................................             23
                                                                       ----
     Total..................................................           $863
                                                                       ====

     The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 are presented below:

                                                               FOR THE PERIOD FROM
                                                                 JANUARY 28, 1998
                                                               (INCEPTION) THROUGH
                                                                DECEMBER 31, 1998
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Deferred state liability..................................           $ 75
                                                                       ----
     Total deferred tax assets..............................           $ 75
                                                                       ====

     The Company believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income.

NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments amounts have been determined by the Company's management using available market information and appropriate valuation methodologies; however, considerable judgement is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value as of December 31, 1998 is as follows:

                                                            CARRYING      FAIR
                                                             AMOUNT       VALUE
                                                            --------      -----
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
Assets:
  Cash and cash equivalents...............................    $  8           8
  Due from affiliate......................................     307         307
  Class "X" Certificate -- CMO/FASIT......................     383         383
  Due to affiliate........................................     406         406

     The following describes the methods and assumptions used by the Company in estimating fair value:

  Cash and Cash Equivalents

     The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

  Due from Affiliate

     The fair value of Due from Affiliate approximates the carrying amount because of the short-term maturity of the asset.

  Class "X" Certificate -- CMO/FASIT

     The Class "X" Certificate is classified as available-for-sale and as such is carried at fair value. For further information, see "Notes to the Financial Statements -- Note 3. "Class "X" Certificate CMO/FASIT".

  Due to Affiliate

     The fair value of Due to Affiliate approximates the carrying amount because of the short-term maturity of the liability.

NOTE 6.  RELATED PARTY TRANSACTIONS

     On June 1, 1998, Eagle sold approximately $98.2 million par value Mortgage Loans to Holdings for total consideration of $103.5 million. Management believes the sales price represented fair value at the time of the transaction.

     On June 30, 1998, Holdings transferred the Certificate "X" to Eagle as part of the price of Mortgage Loans purchased from Eagle June 1, 1998. The Certificate "X" had a fair value of $6.6 million at the time of the transfer.

NOTE 7.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Information for the quarter ended March 31, 1998 is not applicable as there were no operations during the first quarter of 1998. Selected quarterly financial data for 1998:

                                             FOR THE              FOR THE             FOR THE
                                          QUARTER ENDED        QUARTER ENDED       QUARTER ENDED
                                        DECEMBER 31, 1998    SEPTEMBER 30, 1998    JUNE 30, 1998
                                        -----------------    ------------------    -------------
                                                         (DOLLARS IN THOUSANDS)
Income..............................          $208                  $272              $1,585
Expense.............................           216                    19                 653
Net income..........................            (8)                  253                 932

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Diego, State of California, on the 26th day of March, 1999.

                                          AMERICAN RESIDENTIAL
                                          INVESTMENT TRUST, INC.

                                                  /s/ JOHN M. ROBBINS
                                          By:
                                          --------------------------------------

                                                      John M. Robbins
                                                  Chief Executive Officer

                  SIGNATURE                                   TITLE                         DATE
                  ---------                                   -----                         ----
           By: /s/ JOHN M. ROBBINS             Chairman of the Board and Chief         March 26, 1999
  ----------------------------------------     Executive Officer (Principal
               John M. Robbins                 Executive
                                               Officer)

           By: /s/ MARK A. CONGER              Chief Financial Officer (Principal      March 26, 1999
  ----------------------------------------     Financial and Accounting Officer)
               Mark A. Conger

            By: /s/ JAY M. FULLER              Chief Operating Officer                 March 26, 1999
  ----------------------------------------     President and Director
                Jay M. Fuller

             By: /s/ JAMES BROWN               Director                                March 26, 1999
  ----------------------------------------
               H. James Brown

           By: /s/ DAVID DE LEEUW              Director                                March 26, 1999
  ----------------------------------------
               David De Leeuw

             By: /s/ RAY MCKEWON               Director                                March 26, 1999
  ----------------------------------------
                 Ray McKewon

       By: /s/ RICHARD J. PRATT, PH.D.         Director                                March 26, 1999
  ----------------------------------------
           Richard J. Pratt, Ph.D.

        By: /s/ MARK J. RIEDY, PH.D.           Director                                March 26, 1999
  ----------------------------------------
            Mark J. Riedy, Ph.D.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                             DESCRIPTION
---------                           -----------
    *3.1    Articles of Amendment and Restatement of the Registrant
    *3.2    Amended and Restated Bylaws of the registrant
    *4.1    Registration Rights agreement dated February 11, 1997
   **4.2    Articles Supplementary filed on February 22, 1999
   **4.3    Rights Plan by and between the Company and American Stock
            Transfer and Trust Company dated as of February 2, 1999
   *10.1    Management Agreement between the Registrant and Home Asset
            Management Corp. dated February 11, 1997 and Amendment
            thereto
  *+10.2    Employment and Noncompetition Agreement between Home Asset
            Management Corp. and John Robbins dated February 11, 1997
            and Amendment thereto
  *+10.3    Employment and Noncompetition Agreement between Home Asset
            Management Corp. and Jay Fuller dated February 11, 1997 and
            Amendment thereto
  *+10.4    Mark Conger Employment Letter dated January 7, 1997 and
            amendment thereto
  *+10.5    Rollie Lynn Employment Letter dated January 7, 1997 and
            amendment thereto
***+10.5a   Lisa Faulk Employment Letter, as amended
  *+10.6    1997 Stock Incentive Plan
  *+10.7    Form of 1997 Stock Option Plan as amended
  *+10.8    Form of 1997 Outside Directors Stock Option Plan
  *+10.9    Form of Employee Stock Purchase Plan
   *10.10   Securities Purchase Agreement between Registrant, Home Asset
            Management Corp. and MDC REIT Holdings, LLC dated February
            11, 1997
  *+10.11   Form of Subscription Agreement dated February 11, 1997
   *10.12   Secured Promissory Note dated June 25, 1997
   *10.13   Lease Agreement with Louis and Louis dated March 7, 1997
  *+10.14   Form of Indemnity Agreement
 ***10.15   Master Repurchase Agreement -- Confidential Treatment
            Requested and Granted
 ***21.1    Subsidiaries of Registrant
    23.1    Consent of KPMG LLP re: Registrant
    23.2    Consent of KPMG LLP re: American Residential Holdings, Inc.
    27.1    Financial Data Schedule

---------------
* Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

+   Management Contract or Compensatory Plan

**  Incorporated by reference to Current Reports on Form 8-K (File No.
    001-13485)

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended 1997

(a) Reports on Form 8-K:

     Current Report (File No. 001-13485)