Form 10-Q
period 1999-03-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 1999-05-14
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 1999

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

                                 (619) 350-5000
               Registrant's telephone number, including area code

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

Common Stock ($.01 par value)                        8,055,500 as of May 7, 1999

INDEX

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 1999 and December 31, 1998               1

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the three months ended March 31, 1999 and March 31, 1998                      2

Consolidated Statements of Cash Flows for the three months ended
March 31, 1999 and March 31, 1998                                                 3

Notes to Consolidated Financial Statements                                        4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       17

Item 2.  Changes in Securities and Use of Proceeds                               17

Item 3.  Defaults Upon Senior Securities                                         17

Item 4.  Submission of Matters to a Vote of Security Holders                     17

Item 5.  Other Information                                                       17

Item 6.  Exhibits and Reports on Form 8-K                                        17

           American Residential Investment Trust, Inc. and Subsidiary
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                     ASSETS

                                                                  March 31,        December 31,
                                                                    1999              1998
                                                                  ---------        ------------
Cash and cash equivalents                                         $  34,858         $  34,645
Mortgage securities available-for-sale, net                           3,843             6,617
Mortgage loans held-for-investment, net, pledged                    249,008           179,009
Bond collateral                                                     366,926           417,808
Retained interest in securitization                                   9,609             8,762
Real estate owned                                                     2,960               490
Interest rate cap agreements                                            490               674
Accrued interest receivable                                           7,564             7,265
Due from affiliate                                                    1,173               606
Investment in American Residential Holdings                             812               708
Other assets                                                            462               188
                                                                  ---------------------------
                                                                  $ 677,705         $ 656,772
                                                                  ===========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt                                                   $ 230,599         $ 166,214
Long-term debt, net                                                 340,590           385,290
Accrued interest payable                                              1,473             1,226
Due to affiliate                                                        374               386
Accrued expenses and other liabilities                                  410               477
Management fees payable                                                 632                --
Accrued dividends                                                        --             1,208
                                                                  ---------------------------
   Total liabilities                                                574,078           554,801

Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares
   authorized; no shares issued and outstanding                          --                --
Common stock, par value $.01 per share; 25,000,000 shares
   authorized; 8,055,500  shares issued and outstanding at               81                81
   March 31, 1999 and December 31, 1998
Additional paid-in-capital                                          109,271           109,271
Accumulated other comprehensive income                                  592               550
Accumulated deficit                                                  (6,317)           (7,931)
                                                                  ---------------------------
   Total stockholders' equity                                       103,627           101,971
                                                                  ---------------------------
                                                                  $ 677,705         $ 656,772
                                                                  ===========================


          See accompanying notes to consolidated financial statements.

           American Residential Investment Trust, Inc. and Subsidiary
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                        (in thousands, except share data)

                                                                        For the         For the
                                                                     Three Months    Three Months
                                                                        Ended           Ended
                                                                    March 31, 1999  March 31, 1998
                                                                    --------------  --------------
Interest income:
Mortgage assets                                                        $ 13,256        $ 14,381
Cash and investments                                                      1,528              72
                                                                       ------------------------
      Total interest income                                              14,784          14,453
Interest expense                                                         11,788          11,049
                                                                       ------------------------
   Net interest income                                                    2,996           3,404
Provision for loan losses                                                   950             136
                                                                       ------------------------
   Net interest income after provision for loan losses                    2,046           3,268
Other operating income:
   Management fee income                                                    102              --
   Equity in income of American Residential Holdings, Inc.                  104              --
   Prepayment penalty income                                                720              22
                                                                       ------------------------
      Total other operating income                                          926              22
                                                                       ------------------------
         Net operating income                                             2,972           3,290
Other expenses:
   Management fees                                                          632             469
   Interest rate cap and floor agreement expense                            598              46
   General and administrative expenses                                      128             498
                                                                       ------------------------
      Total other expenses                                                1,358           1,013
                                                                       ------------------------
Net income                                                                1,614           2,277
                                                                       ------------------------
Other comprehensive income (loss)
   Unrealized holding gains                                                  42              --
   Unrealized holding loss                                                   --          (4,000)
                                                                       ------------------------
      Unrealized holding gains (loss) arising during the period              42          (4,000)
                                                                       ------------------------
Comprehensive income (loss)                                            $  1,656        $ (1,723)
                                                                       ========================

Net income per share of Common Stock - Basic                           $   0.20        $   0.28
Net income per share of Common Stock - Diluted                         $   0.20        $   0.28
Dividends per share of Common Stock for the related period             $   0.20        $   0.28



          See accompanying notes to consolidated financial statements.

           American Residential Investment Trust, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                       (in thousands, except share data)


                                                                         For the           For the
                                                                      Three Months      Three Months
                                                                          Ended             Ended
                                                                     March 31, 1999    March 31, 1998
                                                                     --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $   1,614         $   2,277
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of mortgage assets premiums                              3,715             1,915
      Amortization of interest rate cap agreements                            184                46
      Amortization of CMO capitalized costs                                    35                --
      Amortization of CMO premium                                             (40)               --
      Provision for loan losses                                               950               136
      Equity in income of American Residential Holdings, Inc.                (104)               --
      Deposits to over-collateralization account                             (847)               --
      Increase in accrued interest receivable                                (299)           (3,388)
      Decrease in other assets                                               (274)             (127)
      Increase in due from affiliate                                         (567)             (367)
      Increase in accrued interest payable                                    247             1,167
      Increase in accrued expenses and
         management fees payable                                              565               289
      Increase in due to affiliate                                            (12)               --
                                                                     --------------------------------
      Net cash provided by operating activities                             5,167             1,948
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of mortgate loans held-for-investment                        (77,522)         (378,341)
   Principal payments on mortgage securities available-for-sale             2,811            34,106
   Principal payments on mortgage loans held-for-investment
      and bond collateral                                                  51,275             4,128
                                                                     --------------------------------
      Net cash used in investing activities                               (23,436)         (340,107)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in net borrowings from short-term debt                         64,385           334,648
   Increase in capitalized costs for CMO 1999-1                               (21)               --
   Dividends paid                                                          (1,208)           (1,298)
   Principal payments on CMO/FASIT bonds                                  (44,674)               --
   Other                                                                       --               (23)
                                                                     --------------------------------
      Net cash provided by financing activities                            18,482           333,327
Net increase in cash and cash equivalents                                     213            (4,832)
Cash and cash equivalents at beginning of period                           34,645             5,893
                                                                     --------------------------------
Cash and cash equivalents at end of period                              $  34,858         $   1,061
                                                                     ================================

Supplemental information - interest paid                                $   7,826         $   7,968
                                                                     ================================
Non-cash transactions:
   Increase (decrease) in accumulated other comprehensive income        $      42         $    (700)
                                                                     ================================
   Transfers from bond collateral to real estate owned                  $   2,470         $      --
                                                                     ================================



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

During the first half of 1998, the Company formed Holdings, through which a portion of the Company's non-conforming adjustable-rate and fixed-rate, single-family whole loans (collectively, "Mortgage Loans") acquisition and finance activities is conducted. AmRIT owns all of the preferred stock and has a non-voting 95% economic interest in Holdings. Because AmRIT does not control Holdings, its investment in Holdings is accounted for under the equity method. Under this method, original equity investments in Holdings are recorded at cost and adjusted by AmRIT's share of earnings or losses and decreased by dividends received.

For financial reporting purposes, references to AmRIT means AmRES and Eagle; while references to the "Company" mean AmRES, Eagle, and Holdings. Certain amounts for prior periods have been reclassified to conform with the current presentation.

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

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share data):

                                                                     For the           For the
                                                                   Three Months      Three Months
                                                                      Ended              Ended
                                                                  March 31, 1999    March 31, 1998
                                                                  --------------    --------------
Numerator:
   Net income                                                       $    1,614        $    2,277
Denominator:
   Denominator for basic income per share - weighted average
      number of common shares outstanding during the period          8,055,500         8,114,000
Incremental common shares attributable to dilutive
   stock options                                                           273             7,700
                                                                    ----------        ----------
Denominator for diluted income per share                             8,055,773         8,121,700
Basic income per share                                              $     0.20        $     0.28
Diluted income per share                                            $     0.20        $     0.28

At March 31, 1999 and 1998 there were 695,627 and 770,700, respectively, of options that were antidilutive and, therefore, not included in the calculation above.

Recent Accounting Developments

     Disclosure about Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about these operating segments be reported in interim financial statements. SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement was effective for the Company beginning January 1, 1998. Management has concluded that the Company operates in one segment. The previously reported segments of REIT and taxable subsidiary have been combined as the taxable subsidiary does not represent more than 10% of the total for the Company.

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

SFAS No. 133 amends SFAS No. 32, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105. This statement also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of adopting SFAS No. 133.

   Accounting for Mortgage-Backed Securities Retained

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise." SAFS No. 134 is an amendment to SFAS No. 65, which required that after the securitization of a mortgage loan held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities as trading security. SFAS No. 134 further amends SFAS No. 65 and requires that after the securitization of mortgage loans held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or to hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 did not have a material impact on the Company's financial position or results of operation.

NOTE 2.  MORTGAGE SECURITIES AVAILABLE FOR SALE, NET

The Company's mortgage participation certificates issued by FHLMC, FNMA or GNMA "(Agency Securities") and mortgage participation certificates issued by certain private institutions ("Privately Issued Securities") (collectively, "Mortgage Securities") consisted of the following (dollars in thousands):

                                                 Federal
                                 Federal Home    National
                                Loan Mortgage    Mortgage
                                 Corporation    Association      Total
                                -------------- -------------    -------
         AT MARCH 31, 1999
Mortgage Securities
available-for-sale,
   principal                        $1,659        $2,104        $3,763
Unamortized premium
                                        16            22            38
                                    ------        ------        ------
Amortized cost
                                     1,675         2,126         3,801
Net unrealized gain
                                        13            29            42
                                    ------        ------        ------
Fair Value                          $1,688        $2,155        $3,843
                                    ======        ======        ======
        AT DECEMBER 31, 1998
Mortgage Securities
available-for-sale,
   principal                        $4,345        $2,232        $6,577
Unamortized premium
                                        17            23            40
                                    ------        ------        ------
Amortized cost
                                     4,362         2,255         6,617
Net unrealized loss                     --            --            --
                                    ------        ------        ------
Fair Value                          $4,362        $2,255        $6,617
                                    ======        ======        ======


At March 31, 1999 all investments in Mortgage Securities consisted of interests in adjustable rate mortgage loans on residential properties. The securitized interest in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest. The original maturity is subject to change based on the prepayments of the underlying mortgage loans.

At March 31, 1999 and December 31, 1998, the weighted average net coupon on the Mortgage Securities was 7.31% and 7.60% per annum, respectively, based on the amortized cost of the Mortgage Securities. All Mortgage Securities have a repricing frequency of one year or less.


NOTE 3.  MORTGAGE LOANS HELD FOR INVESTMENT, NET, PLEDGED

The Company purchases certain non-conforming Mortgage Loans to be held as long-term investments. At March 31, 1999 and December 31, 1998, Mortgage Loans held for investment consists of the following (dollars in thousands):


                                           MARCH 31,        DECEMBER 31,
                                             1999               1998
                                           ---------        ------------
Mortgage loans held-for-investment,
   principal                               $ 240,054         $ 171,420
Unamortized premium                           10,129             8,406
Allowance for loan losses                     (1,175)             (817)
                                           ---------         ---------
                                           $ 249,008         $ 179,009
                                           =========         =========

A summary of the activity in the allowance for loan losses for the three months ended March 31, 1999 is as follows (dollars in thousands):

                                                MARCH 31, 1999
                                                --------------
            Balance beginning of period            $    817
            Provision
               Charged to operating expense             358
                                                   --------
            Balance end of period                  $  1,175
                                                   ========

At March 31, 1999, the weighted average net coupon on the Mortgage Loans was 9.39% per annum based on the amortized cost of the Mortgage Loans. At March 31, 1999, approximately 37% of the collateral was located in California with no other state representing more than approximately 7%.

     As of March 31, 1999 there were no loans in non-accrual status. Interest is accrued on all loans and allowances are provided for accrued interest deemed uncollectable. Non-performing, impaired loans included in the Mortgage Loan portfolio at March 31, 1999 were approximately $8.4 million, which had an aggregate specific related allowance as noted above.

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

The components of the Bond Collateral at March 31, 1999 and December 31, 1998 are summarized as follows (dollars in thousands):


                                                     MARCH 31, 1999     DECEMBER 31, 1998
                                                     --------------     -----------------
            Mortgage loans                            $   343,611          $   390,875
            Unamoritized premium                           28,556               31,899
            Allowance for loan losses                      (5,241)              (4,966)
                                                      -----------          -----------
                                                      $   366,926          $   417,808
                                                      -----------          -----------

            Weighted average gross coupon                   10.16%               10.21%
            Weighted average net coupon                      9.54%                9.55%
            Weighted average pass-through rate               9.53%                9.54%

A summary of the activity in the allowance for loan losses at March 31, 1999 is as follows (dollars in thousands):

                                               MARCH 31, 1999
                                               --------------
            Balance beginning of period            $ 4,966
            Provision
               Charged to operating expense            592
            Loans charged-off
               Net of recoveries                      (317)
                                                   -------
            Balance end of period                  $ 5,241
                                                   =======

     As of March 31, 1999 there were no loans in non-accrual status. Interest is accrued on all loans and allowances are provided for accrued interest deemed uncollectable. Non-performing, impaired loans included in Bond Collateral at March 31, 1999 were approximately $32.7 million, which had an aggregate specific related allowance as noted above.

NOTE 5.  RETAINED INTEREST IN SECURITIZATION

Retained interest in securitization consist of assets generated and retained in conjunction with the Company's loan securitization. These assets at March 31, 1999 and December 31, 9998 were as follows (dollars in thousands):


                                                  March 31,      December 31,
                                                    1999            1998
                                                  ---------      ------------
            REMIC subordinate certificates        $  6,699        $  6,699
            Overcollateralization account            2,360           1,513
            Unrealized gain                            550             550
                                                  --------        --------

                                                  $  9,609        $  8,762
                                                  ========        ========

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

NOTE 6.  REAL ESTATE OWNED

Real estate owned consists of 17 properties with a principal balance outstanding of approximately $3.2 million and an average principal balance outstanding of approximately $189 thousand. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write down the real estate owned to fair value less cost of disposal. Any subsequent adjustments to real estate owned will be provided for with the establishment of a valuation allowance. At March 31, 1999 and December 31, 1998, real estate owned had the following characteristics (dollars in thousands):

                                    March 31,    December 31,
                                      1999          1998
                                    ---------    ------------
            Real estate owned        $2,960        $  490
                                     ======        ======

NOTE 7.  INTEREST RATE AGREEMENTS

The amortized cost of the Company's interest rate agreements was $490 thousand net of accumulated amortization of $552 thousand and $674 thousand net of accumulated amortization of $368 thousand at March 31, 1999 and December 31, 1998, respectively.

NOTE 8.  SHORT-TERM DEBT

The Company entered into a reverse repurchase agreement for $300 million with Bear Stearns to finance the acquisition of its Mortgage Assets, however, the agreement expired April 30, 1999. The agreement provides for $100 million of committed and $200 million of uncommitted financing. The agreement was extended for three months on April 30, 1999 to July 31,1999. The extended agreement provides for $200 million of committed and $100 million of uncommitted financing. This reverse repurchase agreement is collateralized by a portion of the Company's Mortgage Assets.

The Company is currently in final negotiations with two other lenders to provide an additional $200 million of committed reverse repurchase agreements. The Company also believes that Bear Stearns will continue to extend the existing agreement.

At March 31, 1999, the Company had approximately $230.6 million of reverse repurchase agreements outstanding with a weighted average borrowing rate of 5.62% per annum and a weighted average remaining maturity of one day. At March 31, 1999 and December 31, 1998, the Mortgage Assets reverse repurchase agreements had the following characteristics (dollars in thousands):

                                                   Repurchase       Underlying     Interest Rate
                                                   Liability        Collateral      (per annum)
                                                  -----------      ------------   ---------------
                  AT MARCH 31, 1999
            Bear Stearns                           $ 230,599        $ 235,900             5.62%
                                                   =========        =========        =========
                AT DECEMBER 31, 1998
            Bear Stearns                           $ 161,773        $ 166,937             5.66%
            Residential Funding Corporation            4,441            4,483             6.32%
                                                   ---------        ---------        ---------
                                                   $ 166,214        $ 171,420             5.68%
                                                   =========        =========        =========

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

The components of the Long-Term Debt at March 31, 1999 and December 31, 1998, along with selected other information are summarized below (dollars in thousands):

                                                          March 31, 1999      December 31, 1998
                                                          --------------      -----------------
            Long-term debt                                 $    340,565         $    385,239
            CMO premium, net                                        356                  396
            Capitalized costs on long-term debt                    (331)                (345)
                                                           ------------         ------------
            Total long-term debt                           $    340,590         $    385,290
                                                           ============         ============

            Range of Certificate pass-through rates          5.74%-7.05%          5.74%-7.05%

            Stated maturities                                 2008-2028            2008-2028

NOTE 10.  COMMITMENTS AND CONTINGENCIES

As of March 31, 1999, the Company had entered into agreements to purchase approximately $389 million in Mortgage Loans. The characteristics of the loans committed for purchase are generally similar to the Mortgage Loans the Company currently owns.

NOTE 11.  SUBSEQUENT EVENTS

On April 22, 1999, the Company declared a $0.20 per share dividend payable on May 10, 1999 to stockholders of record as of May 3, 1999.



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

OVERVIEW

The Company's income consisted of interest income generated from its Mortgage Assets and its cash balances (collectively, "earning assets"), income generated by equity in American Residential Holdings, Inc., prepayment penalty income and management fee income).

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

For that portion of the Company's earning assets funded with borrowings ("spread lending"), resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds and interest rate hedging agreements (caps and floors). Income from spread lending may initially decrease following an increase in interest rates and then, after a lag period, be restored to its former level as the yields on earning assets adjust to market conditions. Income from spread lending may likewise increase following a fall in interest rates, but then decrease as earning asset yields adjust to the new market conditions after a lag period.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 1999 the Company generated net income of approximately $1.6 million and diluted net income per share of Common Stock of $0.20 compared to the three months ended March 31, 1998 where the Company generated net income of approximately $2.3 million and diluted net income per share of $ 0.28.

Net interest income, after provision for loan losses, decreased 37.4% from $3.3 million for the three months ended March 31, 1998, to $2.0 million for the three months ended March 31, 1999. Also, other operating income increased from $22 thousand to $926 thousand for the three months ended March 31, 1998 and 1999, respectively.

The decrease in net interest income between the three months ended March 31, 1998 and the three months ended March 31, 1999 was due to the decrease of $268 million in Mortgage Assets and to increased prepayment rates on the Bond Collateral. During the period ended March 31, 1998, there was no income from American Residential Holdings, Inc. or from management fees. The increase in other operating income is primarily attributable to an increase in prepayment penalty income from $22 thousand in the three months ended March 31, 1998 to $720 thousand in the three months ended March 31, 1999. In addition, the three months ended March 31, 1999 had management fee income of $102 thousand and operating income for American Residential Holdings, Inc. of $104 thousand, whereas the corresponding period in 1998 had no income from these sources. Other expenses increased approximately 34%, from $1.0 million for the three months ended March 31, 1998 to $1.4 million for the three months ended March 31, 1999. The increase in other expenses is due to a $163 thousand increase in management fees and $552 thousand increase in hedging expense for floor agreements. This increase is partially offset by a decrease of $370 thousand in general and administrative expenses, comprised primarily of a $210 thousand decrease in printing expenses and a $130 thousand decrease in professional fees.

The Company continued to experience high levels of prepayments in the three months ended March 31, 1999. The annualized mortgage principal prepayment rate for the Company was approximately 34.0% for the three months ended March 31, 1999 compared with approximately 37.4% for the three months ended March 31, 1998. Many of the intermediate adjustable rate mortgages have reached their first adjustment resulting in possible refinancing and principal prepayments. The Company anticipates that prepayment rates will continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase. The Company's financial condition and results of operations could be materially adversely affected if prepayments continue at high levels.

The Company held Mortgage Assets of approximately $619.0 million as of March 31, 1999. Mortgage Assets at March 31, 1999 are comprised of Mortgage Securities available-for-sale of $3.8 million, Mortgage Loans held-for-investment, pledged, of $249.0 million and Bond Collateral of $366.2 million. As of December 31, 1998, the Company held Mortgage Assets with a carrying value of approximately $603.4 million; comprised of Mortgage Securities available-for-sale, of $6.6 million and Mortgage Loans held-for-investment, pledged of $179.0 million and Bond Collateral of $417.8 million.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, net cash provided by operating activities was approximately $5.2 million. The difference between net cash provided by operating activities and the net income of $1.6 million was primarily the result of amortization of mortgage asset premiums and provisions for loan losses. Both amortization of mortgage premium and provisions for loan losses are non-cash charges. Cash charges that decreased net cash provided by operating activities primarily included an increase in due from affiliate and deposits to the over-collateralization account.

Net cash used in investing activities for the three months ended March 31, 1999 was approximately $23.4 million made up of approximately $77.5 million of Mortgage Loans purchased offset by principal prepayments of Mortgage Assets of approximately $54.1 million.

For the three months ended March 31, 1999, net cash provided by financing activities was approximately $18.5 million. Net cash provided by financing activities was primarily the results of an increase in net borrowings from reverse repurchase agreements of $64.4 million offset by payments on the CMO/FASIT bonds of $44.7 million.


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

The Company is also reviewing the efforts of its significant hardware, software, and service providers to become Year 2000 compliant. The Company has contacted all critical entities with which the Company does business to assess their Year 2000 readiness. As of March 31, 1999 a majority of these entities have responded to the Company's inquiries. The Company is in the process of reviewing the written responses to the inquiries, and is assessing the impact that the Year 2000 readiness status of such entities may have on the Company's operations, and is taking whatever action is deemed necessary. Based on the responses received to date, there has been no indication that the respondents have any material concerns related to their ability to address all of their known significant Year 200 issues on a timely basis. The Company anticipates that these review activities will be on-going for the remainder of 1999 and will include any necessary follow-up efforts. The Company, however, cannot presently estimate the total cost of this phase of its Year 2000 readiness program. Although the review of such entities is continuing, the Company is not aware of any third party circumstances with respect to the Year 2000 issue that may have a material adverse impact on the Company. The Company can provide no assurance that the Year 2000 compliance plans of such third parties will be successfully completed in a timely manner.

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

As of March 31, 1999, a contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario resulting from the Year 2000 issues as such scenario has not been clearly identified. The contingency plan will provide timetables to pursue various alternatives, for all external systems classified as critical, based upon the failure of a hardware, software or service provider documentation that there product has been adequately modified, tested, and validated to ensure Year 2000 compliance. The Company currently plans to complete such contingency planning by June 30, 1999.

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

Mortgage Asset prepayment rates generally increase when new Mortgage Loan interest rates fall below the interest rates on the adjustable-rate Mortgage Assets. Prepayment experience also may be affected by the geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of an adjustable-rate Mortgage Loan, the ability of the borrower to obtain or convert to a fixed-rate Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company has experienced high levels of prepayments during 1997, 1998, and the period ended March 31, 1999 and the Company anticipates that prepayment rates are likely to continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

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



Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company is exposed to a variety of risks including changes in interest rates which offset the return of its investments and the cost of its debt. At March 31, 1999 there have not been any material changes in market risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

Item. 1. Legal Proceedings

         None

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

         *3.1    Articles of Amendment and Restatement of the Registrant

         *3.2    Amended and Restated Bylaws of the Registrant

          27.    Financial Data Schedule

        * Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)


(b)     Reports on Form 8-K

        Current Report on Form 8-K filed with the Commission on February 17,
        1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.



Dated:  May 10, 1999               By:    /s/ Mark A. Conger
                                        ----------------------------------------
                                            Mark A. Conger,
                                            Executive Vice President
                                            Chief Financial Officer