Form 10-Q
period 1999-06-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 1999-08-12
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended: June 30, 1999

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _____________to_____________

        Commission File Number: 1-13485

                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
             (Exact name of registrant as specified in its charter)

              Maryland                                  33-0741174
              (State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization)            Identification No.)

              445 Marine View Avenue, Suite 230
              Del Mar, California                       92014
              (Address of principal executive offices)  (Zip Code)

                                 (858) 350-5000
              (Registrant's telephone number, including area code)

                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  [X] YES [ ]NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($0.01)                             8,055,500 as of August 12, 1999

INDEX

                                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 1999 and December 31, 1998                1

Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 1999 and June 30, 1998 and for the six months ended June
30, 1999 and June 30, 1998                                                        2

Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and
June 30, 1998                                                                     3

Notes to Consolidated Financial Statements                                        5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              18

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       18

Item 2.  Changes in Securities and Use of Proceeds                               18

Item 3.  Defaults Upon Senior Securities                                         18

Item 4.  Submission of Matters to a Vote of Security Holders                     18

Item 5.  Other Information                                                       19

Item 6.  Exhibits and Reports on Form 8-K                                        19

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

           American Residential Investment Trust, Inc. and Subsidiary
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                     ASSETS
                                                            June 30, 1999   December 31, 1998
                                                            -------------   -----------------


Cash and cash equivalents                                     $    13,005      $    34,645
Mortgage securities available-for-sale, net                         3,373            6,617
Mortgage loans held-for-investment, net, pledged                  434,747          179,009
Bond collateral, mortgage loans                                   558,885          417,808
Bond collateral, real estate owned                                  3,886              490
Retained interest in securitization                                 9,514            8,762
Interest rate cap agreements                                          306              674
Accrued interest receivable, net                                    9,741            7,265
Due from affiliate                                                  1,070              606
Investment in American Residential Holdings                           789              708
Other assets                                                          842              188
                                                              -----------      -----------
                                                              $ 1,036,158      $   656,772
                                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt                                               $   409,294      $   166,214
Long-term debt, net                                               520,145          385,290
Accrued interest payable                                            1,421            1,226
Due to affiliate                                                      349              386
Accrued expenses and other liabilities                                503              477
Management fees payable                                               681               --
Accrued dividends                                                      --            1,208
                                                              -----------      -----------
   Total liabilities                                              932,393          554,801

Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares
   authorized; no shares issued and outstanding                        --               --
Common stock, par value $.01 per share; 25,000,000 shares
   authorized; 8,055,500 shares issued and outstanding at              81               81
   June 30, 1999 and  December 31, 1998
Additional paid-in-capital                                        109,271          109,271
Accumulated other comprehensive income                                316              550
Accumulated deficit                                                (5,903)          (7,931)
                                                              -----------      -----------
   Total stockholders' equity                                     103,765          101,971
                                                              -----------      -----------
                                                              $ 1,036,158      $   656,772
                                                              ===========      ===========


          See accompanying notes to consolidated financial statements.

           American Residential Investment Trust, Inc. and Subsidiary
         Consolidated Statements of Operations and Comprehensive Income
                      (in thousands, except per share data)

                                                                         For the         For the         For the         For the
                                                                     Three Months     Three Months     Six Months      Six Months
                                                                          Ended           Ended           Ended           Ended
                                                                     June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                                     -------------   -------------   -------------   ------------
Interest income:
Mortgage assets                                                         $ 16,507        $ 18,942        $ 29,951        $ 33,324
Cash and investments                                                       1,247              69           2,588             140
                                                                        --------        --------        --------        --------
      Total interest income                                               17,754          19,011          32,539          33,464
Interest expense                                                          13,636          16,554          25,424          27,604
                                                                        --------        --------        --------        --------
   Net interest income                                                     4,118           2,457           7,115           5,860
Provision for loan losses                                                    954             282           1,847             418
                                                                        --------        --------        --------        --------
   Net interest income after provision for loan losses                     3,164           2,175           5,268           5,442
Other operating income:
   Management fee income                                                     113             102             214             102
   Equity in income of American Residential Holdings, Inc.                   (23)            885              81             885
   Prepayment penalty income                                                 785             161           1,505             183
   Gain on sale of real estate owned                                         117              --             117              --
                                                                        --------        --------        --------        --------
      Total other operating income                                           992           1,148           1,917           1,170
                                                                        --------        --------        --------        --------
         Net operating income                                              4,156           3,323           7,185           6,612
Other expenses:
   Management fees                                                           681             700           1,313           1,169
   Interest rate cap and floor agreement expense                             727              46           1,325              91
   General and administrative expenses                                       723             308             908             806
                                                                        --------        --------        --------        --------
      Total other expenses                                                 2,131           1,054           3,546           2,066
                                                                        --------        --------        --------        --------
Net income                                                                 2,025           2,269           3,639           4,546
                                                                        --------        --------        --------        --------
Other comprehensive income
   Unrealized holding gains                                                   19              --              61              --
   Unrealized holding loss                                                  (295)           (630)           (295)         (1,330)
                                                                        --------        --------        --------        --------
      Unrealized holding gains (losses) arising during the period           (276)           (630)           (234)         (1,330)
                                                                        ========        ========        ========        ========
Comprehensive income                                                    $  1,749        $  1,639        $  3,405        $  3,216
                                                                        ========        ========        ========        ========

Net income per share of Common Stock - Basic and diluted                $   0.25        $   0.28        $   0.45        $   0.56
Dividends per share of Common Stock for the related period              $   0.25        $   0.28        $   0.45        $   0.56


          See accompanying notes to consolidated financial statements.

           American Residential Investment Trust, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     For the          For the
                                                                                    Six Months       Six Months
                                                                                      Ended             Ended
                                                                                  June 30, 1999     June 30, 1998
                                                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $   3,639        $   4,546
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of mortgage assets premiums                                           7,737            5,315
      Amortization of interest rate cap agreements                                         368               91
      Amortization of CMO capitalized costs                                                168               --
      Amortization of CMO premium                                                          (79)              --
      Amortization of closing costs                                                         --                1
      Provision for loan losses                                                          1,847              418
      Equity in undistributed income of American Residential Holdings, Inc                 (81)              --
      Deposits to over-collateralization account                                        (1,047)              --
      Gain on sale of real estate owned                                                   (117)              --
      Increase in accrued interest receivable                                           (3,743)          (7,223)
      Increase in other assets                                                            (654)             (39)
      Increase in due from affiliate                                                      (464)            (195)
      Increase  in accrued interest payable                                                195            1,591
      Increase (decrease) in accrued expenses and
         management fees payable                                                           707             (474)
      (Decrease) increase in due to affiliate                                              (37)             954
                                                                                     ---------        ---------
      Net cash provided by operating activities                                          8,439            4,985
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of mortgage loans held-for-investment                                    (514,102)        (606,749)
   Principal payments on mortgage securities available-for-sale                          3,296           79,608
   Principal payments on mortgage loans held-for-investment                             11,827           20,342
   Principal payments on bond collateral                                                91,658               --
   Proceeds from sale of mortgage loans held for investment                                 --          103,526
   Proceeds from sale of real estate owned                                               2,215               --
   Purchase of retained interest in securitization                                          --           (6,659)
   Deferred income                                                                          --              475
   Purchase of interest rate cap agreements                                                 --           (1,042)
   Investment in American Residential Holdings, Inc.                                        --             (475)
                                                                                     ---------        ---------
      Net cash used in investing activities                                           (405,106)        (410,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of CMO and CMO/FASIT bonds                                                 229,000          456,536
   Increase (decrease) in net borrowings from short-term-debt                          243,173          (46,922)
   Increase in capitalized costs for CMO and CMO/FASIT                                  (1,603)              --
   Dividends paid                                                                       (2,819)          (3,570)
   Payments on CMO and CMO/FASIT bonds                                                 (92,724)              --
   Other                                                                                    --              (23)
                                                                                     ---------        ---------
      Net cash provided by financing activities                                        375,027          406,021
Net increase in cash and cash equivalents                                              (21,640)              32
Cash and cash equivalents at beginning of period                                        34,645            5,893
                                                                                     ---------        ---------
 Cash and cash equivalents at end of period                                          $  13,005        $   5,925
                                                                                     =========        =========

           American Residential Investment Trust, Inc. and Subsidiary
                Consolidated Statements of Cash Flows, Continued
                                 (in thousands)

                                                                                     For the          For the
                                                                                    Six Months       Six Months
                                                                                      Ended             Ended
                                                                                  June 30, 1999     June 30, 1998
                                                                                     ---------        ---------

Supplemental information - interest paid                                             $  16,922        $  20,697
                                                                                     =========        =========
Non-cash transactions:
   Increase (decrease) in accumulated other comprehensive income                     $    (234)       $   1,330
                                                                                     =========        =========
   Transfer from mortgage loans held-for-investment, net
      to bond collateral                                                             $ 245,343        $      --
                                                                                     =========        =========
   Transfers from bond collateral to real estate owned                               $   5,494        $      --
                                                                                     =========        =========

          See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of American Residential Investment Trust, Inc., ("AmRES"), a Maryland corporation, and American Residential Eagle, Inc. ("Eagle"), its wholly owned subsidiary (collectively "AmRIT"). Substantially all of the assets of Eagle are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of AmRIT and American Residential Holdings, Inc. ("Holdings"), (collectively the "Company"). The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Eagle have been eliminated in the consolidation of AmRIT.

During the first half of 1998, the Company formed Holdings, through which a portion of the Company's non-conforming adjustable-rate and fixed-rate, single-family whole loans (collectively, "Mortgage Loans"), acquisition and finance activities are conducted. AmRIT owns all of the preferred stock and has a non-voting 95% economic interest in Holdings. Because AmRIT does not control Holdings, its investment in Holdings is accounted for under the equity method. Under this method, original equity investments in Holdings are recorded at cost and adjusted by AmRIT's share of earnings or losses and decreased by dividends received.

For financial reporting purposes, references to "AmRIT" mean AmRES and Eagle; while references to the "Company" mean AmRES, Eagle, and Holdings. Certain amounts for prior periods have been reclassified to conform with the current presentation.

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

Organization

AmRES commenced operations on February 11, 1997. AmRES was financed through a private equity funding from its manager, Home Asset Management Corporation (the "Manager"). AmRES operates as a mortgage real estate investment trust ("REIT") which has elected to be taxed as a real estate investment trust for Federal income tax purposes, which generally will allow AmRES to pass its income through to its stockholders without payment of corporate level Federal income tax, provided that the Company distributes at least 95% of its taxable income to stockholders. During 1998, AmRES formed Eagle, a special-purpose finance subsidiary. Holdings, a non-REIT, taxable affiliate of the Company, was established during the first half of 1998. The Company acquires residential mortgage-backed securities and mortgage loans (collectively, "Mortgage Assets"). These Mortgage Assets are typically secured by single-family real estate properties throughout the United States. The Company utilizes both debt and equity to finance its acquisitions. The Company may also use securitization techniques to enhance the value and liquidity of the Company's Mortgage Assets and may sell Mortgage Assets from time to time.

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

Income Per Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share data):

                                                                      For the        For the         For the        For the
                                                                    Three Months    Three Months    Six Months       Six Months
                                                                       Ended         Ended            Ended             Ended
                                                                  June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                                   ----------       ----------       ----------       ----------
                                                                               (in thousands, except per share data)
Numerator:
   Numerator for basic and diluted income
      per share - net income                                       $    2,025       $    2,269       $    3,639       $    4,546
Denominator:
   Denominator for basic income per share - weighted average
      number of common shares outstanding during the period         8,055,500        8,114,000        8,055,500        8,114,000
Incremental common shares attributable to exercise of
   outstanding options                                                 15,309               --           15,196            7,700
                                                                   ----------       ----------       ----------       ----------
Denominator for diluted income per share                            8,070,809        8,114,000        8,070,696        8,121,700
Basic and diluted income per share                                 $     0.25       $     0.28       $     0.45       $     0.56



For the three and six months ended June 30, 1999 and 1998 there were 723,400 and 748,400 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Recent Accounting Developments

     Disclosure about Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about these operating segments be reported in interim financial statements. SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. This statement was effective for the Company beginning January 1, 1998. Management has concluded that the Company operates in one segment. The previously reported segments of REIT and taxable subsidiary have been combined as the taxable subsidiary does not represent more than 10% of the total assets, income or revenue for the Company.

     Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

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

In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 for one year. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of adopting SFAS No. 133.

   Accounting for Mortgage-Backed Securities Retained

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise." SAFS No. 134 is an amendment to SFAS No. 65, which required that after the securitization of a mortgage loan held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities as trading security. SFAS No. 134 further amends SFAS No. 65 and requires that after the securitization of mortgage loans held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or to hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises. SFAS No. 134 was effective January 1, 1999. The adoption of SFAS No. 134 did not have a material impact on the Company's financial position or results of operation.

NOTE 2.  MORTGAGE SECURITIES AVAILABLE FOR SALE, NET

The Company's mortgage participation certificates issued by FHLMC, FNMA or GNMA "(Agency Securities") and mortgage participation certificates issued by certain private institutions ("Privately Issued Securities") (collectively, "Mortgage Securities") consisted of the following (dollars in thousands):


                                             Federal Home  Federal National
                                             Loan Mortgage    Mortgage
                                              Corporation   Association        Total
                                             ------------   -------------     -------
          AT JUNE 30, 1999
Mortgage Securities available-for-sale,
   principal                                    $1,297         $1,985         $3,282
Unamortized premium                                 13             17             30
                                                ------         ------         ------
Amortized cost                                   1,310          2,002          3,312
Net unrealized gain                                 21             40             61
                                                ------         ------         ------
Fair Value                                      $1,331         $2,042         $3,373
                                                ======         ======         ======
        AT DECEMBER 31, 1998
Mortgage Securities available-for-sale,
   principal                                    $4,345         $2,232         $6,577
Unamortized premium                                 17             23             40
                                                ------         ------         ------
Amortized cost                                   4,362          2,255          6,617
Net unrealized gain                                 --             --             --
                                                ------         ------         ------
Fair Value                                      $4,362         $2,255         $6,617
                                                ======         ======         ======

At June 30, 1999 all investments in Mortgage Securities consisted of interests in adjustable rate mortgage loans on residential properties. The securitized interest in pools of adjustable rate mortgages from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are guaranteed as to principal and interest. The original maturity is subject to change based on the prepayments of the underlying mortgage loans.

At June 30, 1999 and December 31, 1998, the weighted average net coupon on the Mortgage Securities was 7.08% and 7.60% per annum, respectively, based on the amortized cost of the Mortgage Securities. All Mortgage Securities have a repricing frequency of one year or less.


NOTE 3.  MORTGAGE LOANS HELD FOR INVESTMENT, NET, PLEDGED

The Company purchases certain non-conforming Mortgage Loans to be held as long-term investments. At June 30, 1999 and December 31, 1998, Mortgage Loans held for investment consists of the following (dollars in thousands):


                                         JUNE 30, 1999      DECEMBER 31, 1998
                                         -------------      -----------------
Mortgage loans held-for-investment,
   principal                                $ 419,624          $ 171,420
Unamortized premium                            15,543              8,406
Allowance for loan losses                        (420)              (817)
                                            ---------          ---------
                                            $ 434,747          $ 179,009
                                            =========          =========

At June 30, 1999, the weighted average net coupon on the Mortgage Loans was 9.08% per annum based on the amortized cost of the Mortgage Loans. At June 30, 1999, approximately 21% of the collateral was located in California with no other state representing more than 7%.

As of June 30, 1999 there were no loans in non-accrual status. At December 31, 1998, there were $2.3 million of Mortgage Loans placed on non-accrual status. Interest is accrued on all loans and allowances are provided for accrued interest deemed uncollectable. There were no impaired loans included in the Mortgage Loan portfolio at June 30, 1999.

NOTE 4.  BOND COLLATERAL, MORTGAGE LOANS

AmRIT has pledged collateral in order to secure the Long-Term Debt issued in the form of Bond Collateral. Bond Collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT.

The components of the Bond Collateral at June 30, 1999 and December 31, 1998 are summarized as follows (dollars in thousands):

                                  CMO 1999-1       CMO/FASIT 1998-1          TOTAL
                                Securitization      Securitization      Bond Collateral
                              -----------------   ------------------    ---------------
    AT JUNE 30, 1999
Mortgage loans                    $ 226,804          $ 301,440          $ 528,244
Unamortized premium                   9,687             25,135          $  34,822
Allowance for loan losses            (1,598)            (2,583)         $  (4,181)
                                  ---------          ---------          ---------
                                  $ 234,893          $ 323,992          $ 558,885
                                  =========          =========          =========
  AT DECEMBER 31, 1998
Mortgage loans                                       $ 390,875          $ 390,875
Unamortized premium                                     31,899          $  31,899
Allowance for loan losses                               (4,966)         $  (4,966)
                                                     ---------          ---------
                                                     $ 417,808          $ 417,808
                                                     =========          =========


At June 30, 1999, the weighted average net coupon on the Bond Collateral for the CMO/FASIT 1998-1 was 9.70% per annum based on the amortized cost of the Bond Collateral. At June 30, 1999, approximately 38% of the collateral was located in California for the CMO/FASIT 1998-1. No other state represented more than 6% for the CMO/FASIT 1998-1.

At June 30, 1999, the weighted average net coupon on the Bond Collateral for the CMO 1999-1 was 8.91% per annum based on the amortized cost of the Bond Collateral. At June 30, 1999, approximately 38% of the collateral was located in California for the CMO 1999-1. No other state represented more than 7% for the CMO 1999-1.

The Company's policy is to accrue interest on all Mortgage Loans. An allowance is provided for accrued interest deemed uncollectible based on their status. Approximately $25.6 million in impaired Mortgage Loans had approximately $2.1 million of interest reserve as of June 30, 1999. At December 31, 1998, there were $10.7 million of Bond Collateral loans placed on non-accrual status.

NOTE 5. BOND COLLATERAL, REAL ESTATE OWNED

The Company owned 34 properties as of June 30, 1999. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write down the real estate owned to fair value less cost of disposal. Any subsequent adjustments to real estate owned will be provided for with the establishment of a valuation allowance and recorded as a carrying expense for real estate owned. At June 30, 1999 and December 31, 1998, real estate owned totalled approximately $3.9 million and $490 thousand, respectively.

NOTE 6.  RETAINED INTEREST IN REMIC SECURITIZATION

Retained interest in REMIC securitization consists of assets generated and retained in conjunction with the Company's 1998-1 REMIC securitization. A summary of these assets at June 30, 1999 and December 31, 1998 were as follows (dollars in thousands):

                               June 30, 1999    December 31, 1998
                               --------------   ----------------

REMIC subordinate certificates         $6,699         $6,699
Overcollateralization account           2,560          1,513
Unrealized gain                           255            550
                                       ------         ------
                                       $9,514         $8,762
                                       ======         ======


The Company classifies REMIC securities as available-for-sale securities and carries them at market value. The fair value of the retained interest is determined by computing the present value of the excess of the weighted-average coupon of the residential mortgages sold (9.32%) over the sum of: (1) the coupon on the senior interest (5.95%), and (2) a servicing fee paid to servicer of the residential mortgages (0.50%) and other fees, and taking into account expected estimated losses to be incurred on the portfolio of residential mortgages sold over the estimated lives of the residential mortgages and using an estimated future average prepayment assumption (25%) per year. The prepayment assumption used in estimating the cash flows is based on recent evaluations of the actual prepayments of the related portfolio and on market prepayment rates on new portfolios of similar residential mortgages, taking into consideration the current interest rate environment and its expected impact on the estimated future prepayment rate. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes is commensurate with the risk of holding such a financial instrument. The rate used to discount the cash flows coming out of the trust was approximately 12%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's retained interest could change.

Under the terms of the securitization, the retained interest is required to build over-collateralization to specified levels using the excess cash flows described above until set percentages of the securitized portfolio are attained. Future cash flows to the retained interest holder are all held by the REMIC trust until a specific percentage of either the original or current certificate balance is attained which percentage can be raised if certain charge-offs and delinquency ratios are exceeded. The certificate holders' recourse for credit losses is limited to the amount of over-collateralization held in the REMIC trust. Upon maturity of the certificates or upon exercise of an option ("clean up call") to repurchase all the remaining residential mortgages once the balance of the residential mortgages in the trust are reduced to 10% of the original balance of the residential mortgages in the trust, any remaining amounts in the trust are distributed. The current amount of any over-collateralization balance held by the trust is recorded as part of the retained interest.

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

NOTE 7.  INTEREST RATE AGREEMENTS

The amortized cost of the Company's interest rate agreements was $306 thousand net of accumulated amortization of $736 thousand, and $674 thousand net of accumulated amortization of $368 thousand at June 30, 1999 and December 31, 1998, respectively.

NOTE 8.  SHORT-TERM DEBT

The Company has entered into reverse repurchase agreements with three lenders to finance the acquisition of Mortgage Assets. The Company has a $200 million committed and $100 million uncommitted agreement with Bear Stearns Mortgage Capital Corporation which expired July 31, 1999, a $100 million committed agreement with First Union National Bank which expires July 29, 2000, and a $100 million committed agreement with Morgan Stanley Mortgage Corporation, Inc. which expires March 10, 2000. Bear Stearns Mortgage Capital Corporation extended $100 million of its committed agreement and $100 million of its uncommitted agreement to January 31, 2000. These reverse repurchase agreements are collateralized by a portion of the Company's Mortgage Assets.

At June 30, 1999 the Company had approximately $409.3 million of reverse repurchase agreements outstanding with a weighted average borrowing rate of 5.73% per annum and a weighted average remaining maturity of one day. At June 30, 1999 and December 31, 1998, the Mortgage Assets reverse repurchase agreements had the following characteristics (dollars in thousands):

                                        Repurchase     Underlying        Interest Rate
                                        Liability      Collateral        (per annum)
                                        ----------     -----------       ------------
      AT JUNE 30, 1999
Bear Stearns                            $314,439         $320,660             5.68%
Morgan Stanley                            94,855         $ 98,964             6.00%
                                        --------         --------
                                        $409,294         $419,624             5.73%
                                        ========         ========
    AT DECEMBER 31, 1998
Bear Stearns                            $161,773         $166,937             5.66%
Residential Funding Corporation            4,441            4,483             6.32%
                                        --------         --------
                                        $166,214         $171,420             5.68%
                                        ========         ========


NOTE 9.  LONG-TERM DEBT, NET

During the second quarter of 1999, AmRIT, through its wholly owned subsidiary, Eagle, issued approximately $229.0 million of a single class of mortgage backed notes (Long-Term Debt). The notes were assigned to a Collateralized Mortgage Obligation (CMO) trust and trust certificates evidencing the assets of the trust were sold to investors. The notes are principally secured by the assets of the trust, which consist primarily of fixed and adjustable rate mortgage loans secured by first liens on one- to four-family residential properties. Payments received on the mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT. The maturity of the trust certificates are directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the bonds were issued and the CMO trust. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

The components of the Long-Term Debt at June 30, 1999 and December 31, 1998, along with selected other information are summarized below (dollars in thousands):

                                            CMO 1999-1       CMO/FASIT 1998-1
                                         ------------------  -----------------
           AT JUNE 30, 1999               SECURITIZATION      SECURITIZATION          TOTAL
                                         ------------------   -----------------     ---------

Long-Term debt                              $ 221,769           $ 299,746           $ 521,515
CMO premium, net                                   --                 316                 316
Capitalized costs on long-term debt            (1,375)               (311)             (1,686)
                                            ---------           ---------           ---------
Total Long-Term debt                        $ 220,394           $ 299,751           $ 520,145
                                            =========           =========           =========
Weighted average financing cost                 5.27%               5.27%               5.27%

         AT DECEMBER 31, 1998                                CMO/FASIT 1998-1
                                                             -----------------
                                                              SECURITIZATION          TOTAL
                                                                                     ---------

Long-Term debt                                                   $ 385,239           $ 385,239
CMO premium, net                                                       396                 396
Capitalized costs on long-term debt                                   (345)               (345)
                                                                 ---------           ---------
Total Long-Term debt                                             $ 385,290           $ 385,290
                                                                 =========           =========
Weighted average financing cost                                      5.93%               5.93%



NOTE 10.  SUBSEQUENT EVENTS

On July 21, 1999, the Company declared a $0.25 per share dividend payable on August 6, 1999 to shareholders of record as of July 30, 1999.

On July 26, 1999, the Company sold the remaining Mortgage Securities available-for-sale. The book value of these assets at the time of sale was approximately $3.2 million and there was a gain on sale of approximately $31 thousand.

During the third quarter of 1999, AmRIT, through its wholly owned subsidiary, Eagle, issued approximately $394.1 million of mortgage backed bonds (Long-Term
Debt) in two classes. The bonds were assigned to a Collateralized Mortgage Obligation (CMO) trust and trust certificates evidencing the assets of the trust were sold to investors. The Class A-1 Bonds of approximately $332.4 million are secured by the assets of the trust, which consist of approximately $339.8 million in adjustable-rate mortgage loans secured by first liens on one- to four-family residential properties. The Class A-2 Bonds of approximately $61.8 million are secured by approximately $63 million in fixed-rate mortgage loans secured by first liens on one- to four-family residential properties. Payments received on the mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. Payments received on the mortgage loans in excess of obligations due under the Long-Term Debt agreement are remitted to the Company on a monthly basis by the Bond Trustee. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT. The maturity of the trust certificates are directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption by the Company according to the specific terms of the indenture pursuant to which the bonds were issued and the CMO trust. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

NOTE 11.  EMPLOYMENT AGREEMENT

In connection with the employment agreement between the Manager and a senior officer of the Company, AmRES has entered into an agreement with the senior officer, whereby AmRES has guaranteed the amount and payment of the annual salary and bonus to this senior officer. In the event that the Manager is unable to pay these amounts as required by the employment agreement, AmRES could incur up to $800 thousand in related compensation and bonus expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "intends", "expects", "will", "may", "anticipates" and "seeks" are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income and intent to acquire fixed rate Mortgage Loans, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth below under the heading "Business Risks". In particular, the Company's future income could be affected by changes in levels of repayments, changes in interest rates, lack of available Mortgage Assets which meet the Company's acquisition criteria, the type of Mortgage Assets acquired by the Company and the credit characteristics of the borrowers underlying Mortgage Loans acquired by the Company.

OVERVIEW

The Company's income consisted of interest income generated from its Mortgage Assets and its cash balances (collectively, "earning assets"), income generated by equity in income of American Residential Holdings, Inc., prepayment penalty income and management fee income.

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

For that portion of the Company's earning assets funded with borrowings ("spread lending"), the resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds and interest rate hedging agreements ("caps and floors"). Income from spread lending may initially decrease following an increase in interest rates and then, after a lag period, be restored to its former level as the yields on earning assets adjust to market conditions. Income from spread lending may likewise increase following a fall in interest rates, but then decrease as earning asset yields adjust to the new market conditions after a lag period.

The Company may seek to generate growth in net income in a variety of ways, including through (i) improving productivity by increasing the size of the earning assets at a rate faster than operating expenses increase, (ii) changing the mix of Mortgage Asset types among the earning assets in an effort to improve returns, (iii) issuing new Common Stock and increasing the size of the earning assets when opportunities in the mortgage market are likely to allow growth in net income per share of Common Stock, and (iv) increasing the efficiency with which the Company uses its equity capital over time by increasing the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity. There can be no assurance, however, that the Company's efforts will be successful or that the Company will increase or maintain its income level.

RESULTS OF OPERATIONS

For the six months ended June 30, 1999, the Company generated net income of approximately $3.6 million and basic and diluted net income per share of Common Stock of $0.45 compared to the six months ended June 30, 1998 where the Company generated net income of approximately $4.5 million and basic and diluted net income per share of common stock of $0.56.

Net interest income increased 21.4% from $5.9 million for the six months ended June 30, 1998, to $7.1 million for the six months ended June 30, 1999. The increase in net interest income was due to a change in the composition of the total portfolio. Mortgage Securities available-for-sale decreased approximately $300.0 million from June 30, 1998 compared to June 30, 1999, causing lower interest income. However, Mortgage Loans held-for-investment and Bond Collateral together increased approximately $351.0 million, from June 30, 1998 to June 30, 1999. In addition, net interest income earned on Mortgage Loans held-for-investment and Bond Collateral are higher than net interest earned on Mortgage Securities available-for-sale.

The provision for loan losses increased by $1.4 million for the six months ended June 30, 1999 compared to the same period in 1998. This trend reflects change in the composition of mortgage loans. During 1999 the Company's sub-prime mortgage portfolio experienced both continued seasoning and growth and, as such, an increase in the provision for losses. Management considers the allowance for loan losses adequate based on the portfolio's size, seasoning and current delinquency statistics.

The increase in other operating income is primarily attributable to an increase in prepayment penalty income from $200 thousand for the six months ended
June 30, 1998 to over $1.5 million for the six months ended June 30, 1999. Prepayment penalty income is increasing because a larger portion of the Company's portfolio now contain a prepayment penalty clause.

The Company continued to experience high levels of prepayments and associated premium amortization in the six months ended June 30, 1999. The annualized mortgage principal prepayment rate for the Company was approximately 35.3% for the six months ended June 30, 1999 compared with approximately 29.9% for the six months ended June 30, 1998. During the six months ended June 30, 1999, premium amortization was $7.7 million (included in interest expense), while prepayment penalty income was $1.5 million. Many of the intermediate adjustable rate mortgages have reached their first adjustment resulting in possible refinancing, principal prepayments and, to a lesser extent, prepayment penalty income. The Company anticipates that prepayment rates will continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase. The Company's financial condition and results of operations could be materially adversely affected if prepayments continue at high levels. See "Business Risks - Continued High Levels of Mortgage Asset Prepayments Will Reduce Operating Income."

Other expenses increased approximately 71.6%, from $2.1 million for the six months ended June 30, 1998 to $3.5 million for the six months ended June 30, 1999. The increase in other expenses is due primarily to an increase in hedging expense of $1.2 million for floor agreements. The Company has entered into certain hedging transactions which help insulate the Company's borrowing cost against the effect of rising rates. However, to reduce the cost of these hedges the Company has also sold "floors" which positions the Company to give up some of the benefits of falling rates. So, as interest expense was lower in the six months ending June 30, 1999 because of lower cost of funds, the Company paid for its floor agreements.

The Company held Mortgage Assets of approximately $1 billion as of June 30, 1999 compared to approximately $952.7 million as of June 30, 1998. Mortgage Assets at June 30, 1999 are comprised of Mortgage Securities available-for-sale, net of $3.4 million, Mortgage Loans held-for-investment, net pledged, of $434.7 million, Bond Collateral of $558.9 million and Retained Interest in Securitization of $9.5 million. Mortgage Assets at June 30, 1998 were comprised of Mortgage Securities available for sale, net of $ 303.0 million and Mortgage Loans held-for-investment, net pledged, of $145.8 million, Bond Collateral of $497.3 million and Retained Interest in Securitization of $6.6 million. As of December 31, 1998, the Company held Mortgage Assets with a carrying value of approximately $612.2 million; comprised of Mortgage Securities available-for-sale, net of $6.6 million and Mortgage Loans held-for-investment, net pledged of $179.0 million, Bond Collateral of $417.8 million and Retained Interest in Securitization of $8.8 million.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, net cash provided by operating activities was approximately $8.4 million. The difference between net cash provided by operating activities and the net income of approximately $3.6 million was primarily the result of amortization of mortgage asset premiums and provisions for loan losses. Both amortization of mortgage asset premiums and provisions for loan losses are non-cash charges. The primary uses of cash that lowered amounts not available to fund operations included an increase in accrued interest receivable and deposits to the over-collateralization account.

Net cash used in investing activities for the six months ended June 30, 1999 was approximately $405.1 million and was made up of Mortgage Loans purchased of approximately $514.1 million offset by principal prepayments of Mortgage Assets of approximately $106.8 million and proceeds from the sale of real estate owned of approximately $2.2 million.

For the six months ended June 30, 1999, net cash provided by financing activities was approximately $375.0 million. Net cash provided by financing activities was primarily the result of an increase in net borrowings from reverse repurchase agreements of approximately $243.2 million and the issuance of CMO 1999-1 Bonds of approximately $229.0 million offset by payments on the CMO 1999-1 and CMO/FASIT 1998-1 bonds of approximately $92.7 million.


YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer systems, software, and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures, miscalculations or disruptions in operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company continues to assess how it may be impacted by the Year 2000 issue.

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

The Company is also reviewing the efforts of its significant hardware, software, and service providers to become Year 2000 compliant. The Company has contacted all critical entities with which the Company does business to assess their Year 2000 readiness. As of June 30, 1999 all of these entities have responded to the Company's inquiries. The Company is in the process of reviewing the written responses to the inquiries, and is assessing the impact that the Year 2000 readiness status of such entities may have on the Company's operations, and is taking whatever action is deemed necessary. Based on the responses received to date, there has been no indication that the respondents have any material concerns related to their ability to address all of their known significant Year 2000 issues on a timely basis. The Company anticipates that these review activities will be on-going for the remainder of 1999 and will include any necessary follow-up efforts. The Company, however, cannot presently estimate the total cost of this phase of its Year 2000 readiness program. Although the review of such entities is continuing, the Company is not aware of any third party circumstances with respect to the Year 2000 issue that may have a material adverse impact on the Company. The Company can provide no assurance that the Year 2000 compliance plans of such third parties will be successfully completed in a timely manner.

Based on the results to date of the Company's internal assessment and external inquiries, the Company does not believe that the Year 2000 issue will pose significant operational problems for the Company or otherwise have a material adverse effect on its results of operation or financial position. Although management believes it has undertaken a careful and thorough analysis, if all Year 2000 issues are not properly identified, or assessment, remediation and testing efforts are not completed in a timely manner with respect to the problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationship with hardware, software, and service providers. Further, management believes it has undertaken a careful survey of third party entities and does not believe there to be material concern based upon the potential third party risks that have been identified; however, there can be no assurance that the Year 2000 issues of the other entities will not have a material adverse effect on the Company's systems or results of operations.


BUSINESS RISKS

SUDDEN INTEREST RATE INCREASES MAY REDUCE INCOME FROM OPERATIONS

Substantially all of the Company's Mortgage Assets have a repricing frequency of two years or less, while a majority of the Company's borrowings have a repricing frequency of six months or less. Accordingly, the interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Assets. Consequently, changes in interest rates may significantly influence the Company's net interest income. While increases in interest rates will generally increase the yields on the Company's adjustable-rate Mortgage Assets, rising rates will also increase the cost of borrowings by the Company. To the extent such costs rise more rapidly than the yields on such Mortgage Assets, the Company's net interest income will be reduced or a net interest loss may result. The Company mitigates its `gap' risk by purchasing interest rate hedges (referred to as `caps'), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

Adjustable-rate Mortgage Assets are typically subject to periodic and lifetime interest rate caps which limit the amount an adjustable-rate Mortgage Asset interest rate can change during any given period. The Company's borrowings will not be subject to similar restrictions. Hence, in a period where interest rates on the Company's borrowings increase significantly the yields on the Company's Mortgage Assets could be limited. Further, some adjustable-rate Mortgage Assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of a lesser amount of cash inflows on its adjustable-rate Mortgage Assets than is required to pay interest on the related borrowings, which will not have such payment caps. These factors could lower the Company's net interest income or cause a net interest loss during periods of rising interest rates, which would negatively impact the Company's financial condition and results of operations.

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

Mortgage Asset prepayment rates generally increase when new Mortgage Loan interest rates fall below the interest rates on the adjustable-rate Mortgage Assets. Prepayment experience also may be affected by the geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of an adjustable-rate Mortgage Loan, the ability of the borrower to obtain a more favorable Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company has experienced high levels of prepayments during 1997, 1998, and the period ended June 30, 1999 and the Company anticipates that prepayment rates are likely to continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

The majority of Mortgage Loans acquired by the Company contain provisions restricting prepayments of such Mortgage Loans and require a charge in connection with the prepayment thereof. Such prepayment restrictions can, but do not necessarily, provide a deterrent to prepayments. Prepayment charges may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

BORROWER CREDIT MAY DECREASE VALUE OF MORTGAGE LOANS

During the time the Company holds Mortgage Loans, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the Mortgage Loan, less any payments from an insurer or guarantor. Defaulted Mortgage Loans will also cease to be eligible collateral for reverse repurchase borrowings, and will have to be financed by the Company from other funds until ultimately liquidated. Although the Company has established an allowance for Mortgage Loan losses in an amount adequate to cover these risks, in view of its limited operating history and lack of experience with the Company's current Mortgage Loans and Mortgage Loans that it may acquire, there can be no assurance that any allowance for Mortgage Loan losses which is established will be sufficient to offset losses on Mortgage Loans in the future.

Credit risks associated with non-conforming Mortgage Loans, especially sub-prime Mortgage Loans, may be greater than those associated with Mortgage Loans that conform to FNMA and FHLMC guidelines. The principal difference between non-conforming Mortgage Loans and conforming Mortgage Loans include, the credit and income histories of the mortgagors, the applicable loan-to-value ratios, the documentation required for approval of the mortgagors, the types of properties securing the Mortgage Loans, loan sizes and the mortgagors' occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming Mortgage Loans are often higher than those charged for conforming Mortgage Loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming Mortgage Loans and could have an adverse effect on the Company to the extent that the Company invests in such Mortgage Loans or securities secured by such Mortgage Loans. A substantial portion of the Company's Mortgage Assets at June 30, 1999 consist of sub-prime Mortgage Loans.

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

ACCUMULATION RISK ASSOCIATED WITH MORTGAGE LOANS HELD-FOR-INVESTMENT

At various points in time, the Company purchases and holds mortgage loans which are partially financed by short-term reverse repurchase agreements. Typically mortgages are accumulated for one to six months and then securitized and transformed into Bond Collateral. During the accumulation period the loans are financed with short-term reverse repurchase agreements. Although the reverse repurchase agreements are committed, lenders have the right to mark the mortgage collateral to market. During turbulent market conditions the market value of these loans may be adversely impacted. In the event the Company requires additional cash as a result of a margin call pursuant to its financing agreements, the Company may be required to liquidate Mortgage Loans Held-for-Investment on unfavorable terms.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to a variety of risks including changes in interest rates which offset the return of its investments and the cost of its debt. At June 30, 1999 there have not been any material changes in market risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

Item. 1. Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      Annual Meeting of Stockholders held on May 19, 1999

         (b)      Proposal #1: Election of Directors

                                 Votes For     Against      Abstained
                                 ---------     -------      ---------
               David De Leeuw    7,393,154      94,433         0
               Richard T. Pratt  7,393,154      94,443         0

               The continuing directors are: John M. Robbins, Jay M. Fuller and Mark J. Riedy.

         (c) Proposal #2: To approve the selection of KPMG LLP as the Company's independent public accountants for the year ending December 31, 1999.

                                 Votes For     Against      Abstained
                                 ---------     -------      ---------
                                 7,393,154      94,433         0

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

                  *3.1 Articles of Amendment and Restatement of the Registrant

                  *3.2 Amended and Restated Bylaws of the Registrant

                  27. Financial Data Schedule

                  * Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

         (b)      Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                      AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.



Dated:  August 12, 1999             By:     /s/ Judith A. Berry
                                         -------------------------------
                                            Judith A. Berry,
                                            Executive Vice President
                                            Chief Financial Officer