Form 10-Q
period 1999-09-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 1999-11-12
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended: September 30, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from ___________________  to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X YES           NO
                              ---         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($0.01)                           8,055,500 as of November 12, 1999

INDEX

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 1999 and December 31, 1998          1

Consolidated Statements of Operations and Comprehensive Income for the
three months ended September 30, 1999 and September 30, 1998 and for the
nine months ended September 30, 1999 and September 30, 1998                      2

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1999 and September 30, 1998                                        3

Notes to Consolidated Financial Statements                                       4

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk             16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                      16

Item 2.  Changes in Securities and Use of Proceeds                              16

Item 3.  Defaults Upon Senior Securities                                        16

Item 4.  Submission of Matters to a Vote of Security Holders                    16

Item 5.  Other Information                                                      16

Item 6.  Exhibits and Reports on Form 8-K                                       16

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


          American Residential Investment Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                     ASSETS

                                                                September 30, 1999  December 31, 1998
                                                                ------------------  ------------------
                                                                    (unaudited)
Cash and cash equivalents                                           $    14,841         $  34,645
Mortgage securities available-for-sale, net                                  --             6,617
Mortgage loans held-for-investment, net, pledged                             --           179,009
Bond collateral, mortgage loans                                       1,257,766           417,808
Bond collateral, real estate owned                                        4,243               490
Retained interest in securitization                                       9,215             8,762
Interest rate cap agreements                                                492               674
Accrued interest receivable, net                                          9,677             7,265
Due from affiliate                                                          740               606
Investment in American Residential Holdings                                 836               708
Other assets                                                                301               188
                                                                    -----------------------------
                                                                    $ 1,298,111         $ 656,772
                                                                    =============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt                                                     $        --         $ 166,214
Long-term debt, net                                                   1,192,457           385,290
Accrued interest payable                                                    596             1,226
Due to affiliate                                                            538               386
Accrued expenses and other liabilities                                      378               477
Management fees payable                                                     393                --
Accrued dividends                                                            --             1,208
                                                                    -----------------------------
   Total liabilities                                                  1,194,362           554,801

Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares
   authorized; no shares issued and outstanding                              --                --
Common stock, par value $.01 per share; 25,000,000 shares
   authorized; 8,055,500 shares issued and outstanding                       81                81
Additional paid-in-capital                                              109,271           109,271
Accumulated other comprehensive income                                      148               550
Accumulated deficit                                                      (5,751)           (7,931)
                                                                    -----------------------------
   Total stockholders' equity                                           103,749           101,971
                                                                    -----------------------------
                                                                    $ 1,298,111         $ 656,772
                                                                    =============================

           See accompanying notes to consolidated financial statements

          American Residential Investment Trust, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income, unaudited
                      (in thousands, except per share data)

                                                                   For the          For the          For the         For the
                                                                Three Months     Three Months      Nine Months     Nine Months
                                                                    Ended            Ended            Ended           Ended
                                                               September 30,    September 30,    September 30,    September 30,
                                                                     1999             1998             1999            1998
                                                               --------------   --------------   --------------   --------------
Interest income:
Mortgage assets                                                   $ 21,940         $ 18,447         $ 51,890         $ 51,704
Cash and investments                                                   505              195            3,094              402
                                                                  -----------------------------------------------------------
      Total interest income                                         22,445           18,642           54,984           52,106
Interest expense                                                    19,012           16,974           44,436           44,611
                                                                  -----------------------------------------------------------
   Net interest income                                               3,433            1,668           10,548            7,495
Provision for loan losses                                              804              296            2,708              714
                                                                  -----------------------------------------------------------
   Net interest income after provision for loan losses               2,629            1,372            7,840            6,781
Other operating income:
   Management fee income                                               136              214              350              317
   Equity in income of American Residential Holdings, Inc.              47              240              128            1,125
   Prepayment penalty income                                         1,176              311            2,681              494
   Gain on sale of mortgage backed securities                           30               --               30               --
                                                                  -----------------------------------------------------------
      Total other operating income                                   1,389              765            3,189            1,936
                                                                  -----------------------------------------------------------
         Net operating income                                        4,018            2,137           11,029            8,717
Other expenses:
   Loss on sale of real estate owned, net                              222               --              105               --
   Management fees                                                   1,063              697            2,375            1,866
   Interest rate cap and floor agreement expense                       385              230            1,710              321
   General and administrative expenses                                 182              209            1,033              982
                                                                  -----------------------------------------------------------
      Total other expenses                                           1,852            1,136            5,223            3,169
                                                                  -----------------------------------------------------------
Net income                                                           2,166            1,001            5,806            5,548
                                                                  -----------------------------------------------------------
Other comprehensive income (loss)
   Unrealized holding loss                                            (107)          (1,170)            (402)          (2,500)
                                                                  -----------------------------------------------------------
      Unrealized holding losses arising during the period             (107)          (1,170)            (402)          (2,500)
                                                                  -----------------------------------------------------------
Comprehensive income (loss)                                       $  2,059         $   (169)        $  5,404         $  3,048
                                                                  ===========================================================

Net income per share of Common Stock - Basic and diluted          $   0.27         $   0.12         $   0.72         $   0.69
Dividends per share of Common Stock for the related period        $   0.27         $   0.12         $   0.72         $   0.68

            See accompanying notes to consolidated financial statements.

          American Residential Investment Trust, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, unaudited
                                 (in thousands)

                                                                                    For the            For the
                                                                                  Nine Months         Nine Months
                                                                                     Ended               Ended
                                                                              September 30, 1999   September 30, 1998
                                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $   5,806           $   5,548
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of mortgage assets premiums                                          12,589               9,558
      Amortization of interest rate cap agreements                                         625                 321
      Amortization of closing costs                                                         --                   2
      Amortization of CMO capitalized costs                                                272                  --
      Amortization of CMO premium                                                         (119)                 --
      Provision for loan losses                                                          2,708                 714
      Equity in undistributed income of American Residential Holdings, Inc.               (128)               (715)
      Increase in deposits to over-collateralization account                              (855)                 --
      Gain on sale of mortgage securities                                                  (30)                 --
      Loss on sale of real estate owned                                                    105                  --
      Increase in accrued interest receivable                                           (1,343)             (4,529)
      (Increase) decrease in other assets                                                 (230)                  5
      Increase in due from affiliate                                                       (17)               (720)
      (Decrease) increase in accrued interest payable                                     (630)                260
      Increase in accrued expenses and management fees payable                             294                 985
      Increase in due to affiliate                                                         152                 543
                                                                                     -----------------------------
      Net cash provided by operating activities                                         19,199              11,972
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of mortgage loans held-for-investment                                    (864,265)           (650,685)
   Purchase of interest rate cap agreements                                               (443)             (1,042)
   Purchase of retained interest in securitization                                          --              (6,700)
   Principal payments on mortgage securities available-for-sale                          3,428             121,140
   Principal payments on mortgage loans held-for-investment                             27,513              61,207
   Principal payments on bond collateral                                               151,424                  --
   Proceeds from sale of mortgage securities                                             3,225                  --
   Proceeds from sale of mortgage loans held-for-investment                                 --             109,068
   Proceeds from sale of real estate owned                                               4,149                  --
                                                                                     -----------------------------
      Net cash used in investing activities                                           (674,969)           (367,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                                          958,319             456,536
   Decrease in net borrowings from short-term debt                                    (166,214)            (50,300)
   Increase in net borrowings from long-term debt                                        7,054                  --
   Increase in capitalized costs                                                        (3,353)                 --
   Dividends paid                                                                       (4,834)             (5,842)
   Payments on long-term debt                                                         (155,006)            (38,124)
   Purchase of treasury stock                                                               --                (492)
   Other                                                                                    --                 (23)
                                                                                     =============================
      Net cash provided by financing activities                                        635,966             361,755
Net (decrease) increase in cash and cash equivalents                                   (19,804)              6,715
Cash and cash equivalents at beginning of period                                        34,645               5,893
                                                                                     -----------------------------
Cash and cash equivalents at end of period                                           $  14,841           $  12,608
                                                                                     =============================
Supplemental information - interest paid                                             $  31,668           $  34,567
                                                                                     =============================
Non-cash transactions:
  Decrease in accumulated other comprehensive income                                 $    (402)          $  (2,500)
                                                                                     =============================
   Transfer from mortgage loans held-for-investment, net
      to bond collateral                                                             $ 664,006           $      --
                                                                                     =============================
   Transfers from bond collateral to real estate owned                               $   8,007           $      --
                                                                                     =============================

          See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of American Residential Investment Trust, Inc. ("AmRES"), a Maryland corporation, American Residential Eagle, Inc., ("Eagle"), a Delaware special purpose corporation and wholly-owned subsidiary of AmRES and American Residential Eagle 2, Inc. ("Eagle 2"), a Delaware limited purpose corporation and wholly-owned subsidiary of Eagle (collectively "AmRIT"). Substantially all of the assets of Eagle and Eagle 2 are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of AmRIT and American Residential Holdings, Inc. ("Holdings"), (collectively the "Company"). The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Eagle and Eagle 2 have been eliminated in the consolidation of AmRIT. Certain amounts for prior periods have been reclassified to conform with the current presentation.

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

Organization

AmRES commenced operations on February 11, 1997. AmRES was financed through a private equity funding from its manager, Home Asset Management Corporation (the "Manager"). AmRES operates as a mortgage real estate investment trust ("REIT") which has elected to be taxed as a REIT for Federal income tax purposes, which generally will allow AmRES to pass its income through to its stockholders without payment of corporate level Federal income tax, provided that the Company distributes at least 95% of its taxable income to stockholders. During 1998, AmRES formed Eagle, a special-purpose finance subsidiary. Holdings, a non-REIT, taxable affiliate of the Company, was established during the first half of 1998. During 1999, AmRES formed Eagle 2, a limited-purpose corporation and wholly-owned subsidiary of Eagle. The Company acquires residential mortgage loans ("Mortgage Loans"). These Mortgage Loans are typically secured by single-family real estate properties throughout the United States. The Company utilizes both debt and equity to finance its acquisitions. The Company may also use securitization techniques to enhance the value and liquidity of the Company's Mortgage Loans and may sell Mortgage Loans from time to time.

The Company diversified its residential Mortgage Loan sales activities in the second quarter of 1998 to include the securitization of such loans through a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC, which consisted of pooled adjustable-rate first-lien mortgages, was issued by Holdings to the public through the registration statement of the related underwriter.

Income Per Share

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share data):


                                                                  For the            For the         For the          For the
                                                                Three Months       Three Months     Nine Months      Nine Months
                                                                   Ended              Ended            Ended            Ended
                                                              Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999   Sept. 30, 1998
                                                              --------------    --------------    --------------   --------------
                                                                     (in thousands, except share and per share data)

Numerator:
   Numerator for basic and diluted income
   per share - net income                                           $    2,166        $    1,001      $    5,806      $    5,548
Denominator:
   Denominator for basic income per share - weighted average
      number of common shares outstanding during the period          8,055,500         8,080,345       8,055,500       8,102,658
Incremental common shares attributable to exercise of
   outstanding options                                                  16,068                --           3,302              --
                                                                    ----------        ----------      ----------      ----------
Denominator for diluted income per share                             8,071,568         8,080,345       8,058,802       8,102,658
Basic and diluted income per share                                  $     0.27        $     0.12      $     0.72      $     0.69


For the three and nine months ended September 30, 1999 there were 689,900 and 791,400 options, respectively, that were antidilutive and, therefore, not included in the calculation above. For the three and nine months ended September 30, 1998 there were 748,400 options that were antidilutive and, therefore, not included in the calculations above.

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

Under SFAS No. 133, an entity that applies hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

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

In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 for one year. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of adopting SFAS No. 133 and 137.


NOTE 2.  MORTGAGE SECURITIES AVAILABLE FOR SALE, NET

The Company's mortgage participation certificates issued by FHLMC, FNMA or GNMA ("Agency Securities") and mortgage participation certificates issued by certain private institutions ("Privately Issued Securities") (collectively, "Mortgage Securities") consisted of the following (dollars in thousands):

                                             Federal Home   Federal National
                                            Loan Mortgage       Mortgage
                                             Corporation      Association       Total
                                            -------------   ----------------   -------
         AT DECEMBER 31,1998
Mortgage Securities available-for-sale,
   principal                                   $4,345             $2,232        $6,577
Unamortized premium                                17                 23            40
                                               ------             ------        ------
Amortized cost                                  4,362              2,255         6,617
Net unrealized gain                                --                 --            --
                                               ------             ------        ------
Fair Value                                     $4,362             $2,255        $6,617
                                               ======             ======        ======

On July 26, 1999, the Company sold the remaining Mortgage Securities available-for-sale. The book value of these assets at the time of sale was approximately $3.2 million and there was a gain on sale of approximately $30 thousand.


NOTE 3.  MORTGAGE LOANS HELD FOR INVESTMENT, NET, PLEDGED

At December 31, 1998, Mortgage Loans held for investment consisted of the following (dollars in thousands):

                                                         DECEMBER 31, 1998
                                                         -----------------
Mortgage loans held-for-investment,
   principal                                                 $ 171,420
Unamortized premium                                              8,406
Allowance for loan losses                                         (817)
                                                             ---------
                                                             $ 179,009


As of September 30, 1999, all Mortgage Loans held as long-term investments were transferred to Bond Collateral, Mortgage Loans.

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

The components of the Bond Collateral at September 30, 1999 and December 31, 1998 are summarized as follows (dollars in thousands):

                                    CMO/REMIC          CMO              CMO             CMO/FASIT
                                     1999-A           1999-2           1999-1            1998-1            TOTAL
                                 SECURITIZATION   SECURITIZATION   SECURITIZATION    SECURITIZATION    BOND COLLATERAL
                                 --------------   --------------   --------------    --------------    ---------------
          AT SEPTEMBER 30, 1999
Mortgage loans                      $ 331,166        $ 398,734        $ 214,646        $   259,730        $ 1,204,276
Unamoritized premium                   12,671           14,757            9,154             21,334        $    57,916
Allowance for loan losses                (399)            (539)          (1,679)            (1,809)       $    (4,426)
                                    ---------        ---------        ---------        -----------        -----------
                                    $ 343,438        $ 412,952        $ 222,121        $   279,255        $ 1,257,766
                                    =========        =========        =========        ===========        ===========

Weighted average net coupon              9.36%            9.06%            8.90%             10.51%              9.43%
                                    =========        =========        =========        ===========        ===========

          AT DECEMBER 31, 1998
Mortgage loans                                                                           $ 390,875        $   390,875
Unamoritized premium                                                                        31,899        $    31,899
Allowance for loan losses                                                                   (4,966)       $    (4,966)
                                                                                       -----------        -----------
                                                                                       $   417,808        $   417,808
                                                                                       ===========        ===========
Weighted average net coupon                                                                   9.54%              9.54%
                                                                                       ===========        ===========

At September 30, 1999, approximately 38% of the collateral was located in California for the CMO/FASIT 1998-1 and no other state represented more than 7%. At September 30, 1999, approximately 38% of the collateral was located in California for the CMO 1999-1 and no other state represented more than 6%. At September 30, 1999, approximately 21% of the collateral was located in California for the CMO 1999-2 and no other state represented more than 7%. At September 30, 1999, approximately 13% of the collateral was located in Michigan for the CMO/REMIC 1999-A and no other state represented more than 10%.

The Company's policy is to accrue interest on all Mortgage Loans. An allowance is provided for accrued interest deemed uncollectible based on their status. Approximately $37.1 million in impaired Mortgage Loans had approximately $3.0 million of an interest allowance as of September 30, 1999. At December 31, 1998, there were $10.7 million of Bond Collateral loans placed on non-accrual status.

NOTE 5.  BOND COLLATERAL, REAL ESTATE OWNED

The Company owned 53 properties as of September 30, 1999. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write down the real estate owned to fair value less cost of disposal. Any subsequent adjustments to real estate owned will be provided for with the establishment of a valuation allowance and recorded as a carrying expense for real estate owned. At September 30, 1999 and December 31, 1998, real estate owned totaled approximately $4.2 million and $490 thousand, respectively.

NOTE 6.  RETAINED INTEREST IN SECURITIZATION

Retained interest in securitization consists of assets generated and retained in conjunction with the Company's 1998-1 REMIC securitization. A summary of these assets at September 30, 1999 and December 31, 1998 were as follows (dollars in thousands):


                                                September 30, 1999    December 31, 1998
                                                ------------------    -----------------
REMIC subordinate certificates                        $6,787              $6,699
Overcollateralization account                          2,280               1,513
Unrealized gain                                          148                 550
                                                      ------              ------
                                                      $9,215              $8,762
                                                      ======              ======


The Company classifies REMIC securities as available-for-sale securities and carries them at market value. The fair value of the retained interest is determined by computing the present value of the excess of the weighted-average coupon of the residential mortgages sold (9.32%) over the sum of: (1) the coupon on the senior interest (5.95%), and (2) a servicing fee paid to the servicer of the residential mortgages (0.50%) and other fees, and taking into account expected estimated losses to be incurred on the portfolio of residential mortgages sold over the estimated lives of the residential mortgages and using an estimated future average prepayment assumption (25%) per year. The prepayment assumption used in estimating the cash flows is based on recent evaluations of the actual prepayments of the related portfolio and on market prepayment rates on new portfolios of similar residential mortgages, taking into consideration the current interest rate environment and its expected impact on the estimated future prepayment rate. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes is commensurate with the risk of holding such a financial instrument. The rate used to discount the cash flows coming out of the trust was approximately 12%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's retained interest could change.

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

NOTE 7.  INTEREST RATE AGREEMENTS

The amortized cost of the Company's interest rate agreements was $492 thousand net of accumulated amortization of $994 thousand, and $674 thousand net of accumulated amortization of $368 thousand at September 30, 1999 and December 31, 1998, respectively.

NOTE 8.  SHORT-TERM DEBT

The Company has entered into reverse repurchase agreements with three lenders to finance the acquisition of Mortgage Loans. The Company has a $100 million committed and $100 million uncommitted agreement with Bear Stearns, expiring on January 31, 2000, a $100 million committed agreement with First Union National Bank which expires July 29, 2000, and a $100 million committed agreement with Morgan Stanley Mortgage Corporation, Inc. which expires March 10, 2000. When the reverse repurchase agreements are in use, they are collateralized by a portion of the Company's Mortgage Loans.

At September 30, 1999 the Company had no outstanding reverse repurchase agreements as all of the Company's Mortgage Loans were securitized and held as Bond Collateral. At December 31, 1998, the Mortgage Loans reverse repurchase agreements had the following characteristics (dollars in thousands):

                                                                        Weighted
                                                                         Average
                                         Repurchase     Underlying    Interest Rate
                                         Liability      Collateral     (per annum)
                                        -----------     ----------     -------------
      AT DECEMBER 31, 1998
Bear Stearns                              $161,773        $166,937         5.66%
Residential Funding Corporation              4,441           4,483         6.32%
                                          --------        --------
                                          $166,214        $171,420         5.68%
                                          ========        ========


NOTE 9.  LONG-TERM DEBT, NET

During the third quarter of 1999, AmRIT, through its wholly owned subsidiary, Eagle, issued approximately $394.1 million of Series 1999-2 mortgage backed bonds (Long-Term Debt) in two classes. The bonds are non-recourse obligations of a trust formed and wholly-owned by Eagle. The Class A-1 Bonds of approximately $332.4 million are secured by the assets of the trust, which consist of approximately $339.8 million in adjustable-rate mortgage loans secured by first liens on one- to four-family residential properties. The interest rate for the Class A-1 Bonds is variable based on one-month LIBOR. The Class A-2 Bonds of approximately $61.7 million are secured by approximately $63 million in fixed-rate mortgage loans secured by first liens on one- to four-family residential properties. The interest rate on the Class A-2 Bonds is 7.09%. Payments received on the mortgage loans securing the bonds ("Bond Collateral") are used to make payments on the Long-Term Debt. Payments received on the mortgage loans in excess of obligations due under the Long-Term Debt are remitted to the Company on a monthly basis by the Bond Trustee. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT. While the stated maturity of the Bonds is July 25, 2029, the actual maturity of the bonds is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption by the Company according to the specific terms of the indenture pursuant to which the bonds were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

During the third quarter of 1999, Greenwich Capital Financial Products, Inc. ("GCFP") conveyed to AmRIT, Mortgage Loans consisting of first lien, fully-amortizing, residential mortgage loans ("Mortgage Loans") with original terms to maturity of 30 years and an aggregate scheduled principal balance as of the close of business on August 1, 1999 of $335.2 million. AmRIT then conveyed an interest in the Mortgage Loans to Greenwich Financial Asset Securities Corp. in exchange for a specified cash sum and certain REMIC securities. Under generally accepted accounting principles, the transaction was treated as an issuance of Long Term Debt, Series 1999-A, secured by the Mortgage Loans. The Series 1999-A Long-Term Debt consists of two classes: Class A-1 which had an initial principal amount of approximately $335.2 million and Class S-1 which is an interest only class. The interest rate for the Class A-1 is variable based on the one-month LIBOR. The interest rate for the Class S-1 begins at 3.5%, declines by 0.5% each year for two years and then declines to 0.00% at the end of year three. The stated maturity for the Class A-1 is August, 2029, however, since the maturity of the debt is directly affected by the rate of principal repayments of the related Mortgage Loans, the actual maturity of the Class A-1 is likely to occur earlier than its stated maturity.

AmRIT conveyed to Eagle, which in turn conveyed to Eagle 2, AmRIT's remaining interest in the Mortgage Loans (subject to the Series 1999-A Long Term Debt) and received as payment a combination of cash and credit for an additional capital contribution. Pursuant to a Financing Agreement with GCFP, Eagle 2 pledged its interest in the Mortgage Loans as collateral to secure a term loan made to it by GCFP, and directed the Trustee to remit all collections, distributions or other income with respect to the Mortgage Loans (net of amounts due on the Series 1999-A Long Term Debt) directly to GCFP to prepay outstanding principal and interest.

The initial principal amount of the loan under the Financing Agreement was equal to 55% of the market value (as defined therein) of the Mortgage Loans (or approximately $7.1 million). To maintain a substantial level of over collateralization during the term of the loan, the Financing Agreement requires Eagle 2 to maintain a specified level of collateral (including the mortgage Loans and any additional collateral pledged by Eagle 2). In the event that the collateral value of the Mortgage Loans and other pledged collateral is determined to be less than required, GCFP may require Eagle 2 to deliver additional cash, securities or additional collateral or to repay principal in the amount of such deficiency; the failure to do so would constitute an event of default. The loan matures on February 26, 2001.

AmRIT has guaranteed the payment and performance when due (whether at stated maturity, by acceleration or otherwise) of all obligations of Eagle 2 to GCFP under the Financing Agreement.

The components of the Long-Term Debt at September 30, 1999 and December 31, 1998, along with selected other information are summarized below (dollars in thousands):



                                         CMO/REMIC          CMO               CMO         CMO/FASIT
                                          1999-A           1999-2            1999-1         1998-1             TOTAL
    AT SEPTEMBER 30, 1999             SECURITIZATION   SECURITIZATION   SECURITIZATION   SECURITIZATION    SECURITIZATION
                                      --------------   --------------   --------------   --------------    --------------
Long-Term debt                           $ 331,165        $ 389,794        $ 210,683        $ 257,701        $ 1,189,343
CMO premium, net                                --               --               --              277                277
Capitalized costs on long-term debt            (31)          (1,729)          (1,329)            (367)            (3,456)
                                         ---------        ---------        ---------        ---------        -----------
Total Long-Term debt                     $ 331,134        $ 388,065        $ 209,354        $ 257,611        $ 1,186,164
                                         =========        =========        =========        =========        ===========

Weighted average financing costs              5.52%            5.79%            5.69%            5.71%              5.68%

   AT DECEMBER 31, 1998
Long-Term debt                                                                              $ 385,239        $   385,239
CMO premium, net                                                                                  396                396
Capitalized costs on long-term debt                                                              (345)              (345)
                                                                                            =========        ===========
Total Long-Term debt                                                                        $ 385,290        $   385,290
                                                                                            =========        ===========

Weighted average financing costs                                                                 5.33%              5.33%


Additionally, in conjunction with the 1999-A Securitization, the Company received additional financing from GCFP. At September 30, 1999, the balance of Long-Term-Debt was approximately $6.3 million.


NOTE 10.  SUBSEQUENT EVENTS

On October 21, 1999, the Company declared a $0.27 per share dividend payable on November 8, 1999 to shareholders of record as of November 1, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Report that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "intends", "expects", "will", "may", "anticipates" and "seeks" are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income, ways the Company may seek to grow net income, management's expectations regarding future provisions for loan losses, and the Company's belief in the adequacy of loan loss provisions are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth below under the heading "Business Risks". In particular, the Company's future income could be affected by changes in levels of repayments, changes in interest rates, lack of available Mortgage Loans which meet the Company's acquisition criteria, the type of Mortgage Loans acquired by the Company and the credit characteristics of the borrowers underlying Mortgage Loans acquired by the Company.

OVERVIEW

The Company's income primarily consists of interest income generated from its Mortgage Loans and its cash and investment balances (collectively, "earning assets"), income generated by equity in income of American Residential Holdings, Inc., and prepayment penalty income.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 1999, the Company generated net income of approximately $5.8 million and basic and diluted net income per share of Common Stock of $0.72 compared to the nine months ended September 30, 1998 where the Company generated net income of approximately $5.5 million and basic and diluted net income per share of common stock of $0.69.

Net interest income increased 40.7% from $7.5 million for the nine months ended September 30, 1998, to $10.5 million for the nine months ended September 30, 1999. The increase in net interest income was due to a change in the composition of the total portfolio. Mortgage Securities available-for-sale decreased approximately $258.5 million from September 30, 1998 compared to September 30, 1999, causing lower interest income. However, Mortgage Loans held-for-investment and Bond Collateral together increased approximately $619.9 million, from September 30, 1998 to September 30, 1999. In addition, net interest income earned on Mortgage Loans held-for-investment and Bond Collateral are higher than net interest earned on Mortgage Securities available-for-sale.

At September 30,1999, approximately $35.5 million in Mortgage Loans were deemed to be "non-performing" and, as such, do not earn interest income. There were no non-performing loans at September 30, 1998.

The provision for loan losses increased approximately $2 million for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in the provision for loan losses reflects change in the composition of mortgage loans from being primarily conforming during 1998 to primarily non-conforming in 1999. Additionally, during 1999 the Company's sub-prime mortgage portfolio experienced both continued seasoning and growth and, as such, an increase in the provision for losses. Management considers the allowance for loan losses adequate based on the portfolio's size, seasoning and current delinquency statistics. It should be noted that during September 1999, approximately $931.4 thousand previously charged to the loan provision during the nine months ended September 30, 1999, was reclassified as a reduction of interest income.

Prepayment penalty income increased from $494 thousand for the nine months ended September 30, 1998 to $2.7 million for the nine months ended September 30, 1999. Prepayment penalty income is increasing because a larger portion of the Company's portfolio now contains a prepayment penalty clause. The decrease in Equity in Income of American Residential Holdings, Inc. is due to the fact that Holdings recorded a sale of assets in 1998 and no sales in 1999.

The Company continued to experience high levels of prepayments and associated premium amortization during the nine months ended September 30, 1999. The annualized mortgage principal prepayment rate for the Company was approximately 31.3% for the nine months ended September, 1999 compared with approximately 30.8% for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, premium amortization was $12.6 million (included in interest expense), while prepayment penalty income was $2.7 million. Many of the intermediate adjustable rate mortgages have reached their first adjustment resulting in possible refinancing, principal prepayments and, to a lesser extent, prepayment penalty income. The Company anticipates that prepayment rates will continue at high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase. The Company's financial condition and results of operations could be materially adversely affected if prepayments increase significantly. See "Business Risks-High Levels of Mortgage Asset Prepayments Will Reduce Operating Income."

Other expenses increased approximately 64.8%, from $3.2 million for the nine months ended September 30, 1998 to $5.2 million for the nine months ended September 30, 1999. The increase in other expenses is due primarily to an increase in hedging expense of $1.4 million for interest rate cap and floor agreements. The Company has entered into certain hedging transactions, which help insulate the Company's borrowing cost against significant increases in borrowing rates.

During 1999, the Company began obtaining residential real estate properties as a result of completed foreclosures from its Mortgage Loan portfolio. During the nine months ended September 30, 1999, there were 27 properties sold for a loss of $105 thousand. Losses are measured by comparing sales proceeds to the asset carrying values. There were no properties sold in 1998. At of September 30,1999, the Company had real estate owned consisting of 53 properties with a market value of $4.2 million. There were no properties owned at September 30, 1998.

The Company held Mortgage Loans of approximately $1.3 billion as of September 30, 1999 compared to approximately $637.8 million as of September 30, 1998. Mortgage Loans at September 30, 1999 are comprised of Bond Collateral, Mortgage Loans of $1.26 billion and Retained Interest in Securitization of

$9.2 million. Mortgage Loans at September 30, 1998 were comprised of Mortgage Securities available for sale, net of $258.5 million, Mortgage Loans of $459.9 million and Retained Interest in Securitization of $6.7 million.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased approximately $7.2 million to approximately $19.2 million for the nine months ending September 30, 1999, compared to approximately $12.0 million for the nine months ended September 30, 1998. The increase was primarily the result of amortization of mortgage asset premiums and provision for loan losses. Both amortization of mortgage asset premiums and provisions for loan losses are non-cash charges. The primary uses of cash that lowered amounts not available to fund operations included a decrease in accrued interest payable.

Net cash used in investing activities increased approximately $308.0 million to approximately $675.0 million for the nine months ended September 30, 1999, compared to approximately $367.0 million for the nine months ended September 30, 1998. This increase was made up primarily of purchases of Mortgage Loans and Bond Collateral. This increase was off-set by principal payments of Mortgage Loans and proceeds from the sale of real estate owned and Mortgage Securities.

Net cash provided by financing activities increased approximately $274.2 million for the nine months ended September 30, 1999 to approximately $636.0 compared to approximately $361.8 million for the nine months ended September 30, 1998. The increase was primarily the result of an increase in the issuance of long-term debt. This was off-set by a decrease in borrowings of short-term debt and an increase in payments on long-term debt.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer systems, software, and devices with embedded technology that are date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or disruptions in operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company continues to assess how it may be impacted by the Year 2000 issue.

Based on the Company's recent assessment of its internal computer systems (including related hardware, software, customized applications and network systems) with respect to the Year 2000 issue, the Company determined that its existing network and operating systems are Year 2000 compliant. The Company has hired an internal systems analyst to rectify these minor issues. The Company believes that these measures, the actual and estimated costs of which have been and are expected to continue to be immaterial in the aggregate, will enable its internal computer systems to be Year 2000 compliant.

The Company continues to monitor the efforts of its significant hardware, software, and service providers to insure they are Year 2000 compliant. The Company has contacted all critical entities with which the Company does business to assess their Year 2000 readiness. As of September 30, 1999 all of these entities have responded to the Company's inquiries The Company has reviewed the written responses to the inquiries, and is monitoring the impact of the Year 2000 readiness status of such entities and the potential impacts to the Company's operations, and is taking whatever action is deemed necessary. Based on the responses received to date, there has been no indication that the respondents have any material concerns related to their ability to address all of their known significant Year 2000 issues on a timely basis. The Company anticipates that these monitoring and review activities will be on-going for the remainder of 1999 and will include any necessary follow-up efforts. The Company believes that the total cost of this phase of its Year 2000 readiness program will be immaterial. Although the review of such entities is continuing, the Company is not aware of any third party circumstances with respect to the Year 2000 issue that may have a material adverse impact on the Company. The Company can provide no assurance that the Year 2000 compliance plans of such third parties will be successfully completed in a timely manner.

Based on the results of the Company's internal assessment and external inquiries, the Company does not believe that the Year 2000 issue will pose significant operational problems for the Company or otherwise have a material adverse effect on its results of operation or financial position. Although management believes it has undertaken a careful and thorough analysis, if all Year 2000 issues are not properly identified, or assessment, remediation and testing efforts are not completed in a timely manner with respect to the problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationship with hardware, software, and service providers. Further, management believes it has undertaken a careful survey of third party entities and does not believe there to be material concern based upon the potential third party risks that have been identified; however, there can be no assurance that the Year 2000 issues of the other entities will not have a material adverse effect on the Company's systems or results of operations. As a contingency, the Company will obtain loan-level back-up data tapes from each servicer as of December 15, 1999 to enable a conversion of the loans to another servicer should this become necessary.


BUSINESS RISKS

SUDDEN INTEREST RATE INCREASES MAY REDUCE INCOME FROM OPERATIONS

Substantially all of the Company's Mortgage Loans have a repricing frequency of two years or less, while a majority of the Company's borrowings have a repricing frequency of six months or less. Accordingly, the interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Loans. Consequently, changes in interest rates may significantly influence the Company's net interest income. While increases in interest rates will generally increase the yields on the Company's adjustable-rate Mortgage Loans, rising rates will also increase the cost of borrowings by the Company. To the extent such costs rise more rapidly than the yields on such Mortgage Loans, the Company's net interest income will be reduced or a net interest loss may result. The Company mitigates its `gap' risk by purchasing interest rate hedges (referred to as `caps'), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

Adjustable-rate Mortgage Loans are typically subject to periodic and lifetime interest rate caps which limit the amount an adjustable-rate Mortgage Asset interest rate can change during any given period. The Company's borrowings will not be subject to similar restrictions. Hence, in a period where interest rates on the Company's borrowings increase significantly the yields on the Company's Mortgage Loans could be limited. Further, some adjustable-rate Mortgage Loans may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of a lesser amount of cash inflows on its adjustable-rate Mortgage Loans than is required to pay interest on the related borrowings, which will not have such payment caps. These factors could lower the Company's net interest income or cause a net interest loss during periods of rising interest rates, which would negatively impact the Company's financial condition and results of operations.

HIGH LEVELS OF MORTGAGE ASSET PREPAYMENTS WILL REDUCE OPERATING INCOME

Prepayments of Mortgage Loans could continue to adversely affect the Company's results of operations in several ways. The prepayment of any Mortgage Asset that had been purchased with a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and reduce the Company's net interest income. Additionally, in the event that the Company is unable to acquire new Mortgage Loans to replace the prepaid Mortgage Loans, the Company's financial condition and results of operations could be materially adversely affected.

Mortgage Asset prepayment rates generally increase when new Mortgage Loan interest rates fall below the interest rates on the adjustable-rate Mortgage Loans. Prepayment experience also may be affected by the geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of an adjustable-rate Mortgage Loan, the ability of the borrower to obtain a more favorable Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company has experienced high levels of prepayments during 1997, 1998, and the period ended September 30, 1999 on certain segment of its Mortgage Loan portfolio and the Company anticipates that overall prepayment rates are likely to continue at relatively high levels for an indefinite period. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

The majority of Mortgage Loans acquired by the Company contain provisions restricting prepayments of such Mortgage Loans and require a charge in connection with the prepayment thereof. Such prepayment restrictions can, but do not necessarily, provide a deterrent to prepayments. Prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

BORROWER CREDIT MAY DECREASE VALUE OF MORTGAGE LOANS

During the time the Company holds Mortgage Loans, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the Mortgage Loan, less any payments from an insurer or guarantor. Defaulted Mortgage Loans also cease to be eligible collateral for reverse repurchase borrowings, and therefore have to be financed by the Company from other funds until ultimately liquidated. The Company attempts to mitigate this risk by utilizing long-term financing vehicles. At September 30, 1999, the Company had no reverse repurchase borrowings. Although the Company has established an allowance for Mortgage Loan losses in an amount adequate to cover these risks, in view of its limited operating history and lack of experience with the Company's current Mortgage Loans and Mortgage Loans that it may acquire, there can be no assurance that any allowance for Mortgage Loan losses which is established will be sufficient to offset losses on Mortgage Loans in the future.

Credit risks associated with non-conforming Mortgage Loans, especially sub-prime Mortgage Loans, may be greater than those associated with Mortgage Loans that conform to Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") guidelines. The principal difference between sub-prime Mortgage Loans and conforming Mortgage Loans typically include one or more of the following: the credit and income histories of the mortgagors, the applicable loan-to-value ratios, the documentation required for approval of the mortgagors, the types of properties securing the Mortgage Loans, loan sizes and the mortgagor's occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming Mortgage Loans are often higher than those charged for conforming Mortgage Loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming Mortgage Loans and could have an adverse effect on the Company to the extent that the Company invests in such Mortgage Loans or securities secured by such Mortgage Loans. All of the Company's Mortgage Loans at September 30,
1999 were originated as sub-prime Mortgage Loans.

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

ACCUMULATION RISK ASSOCIATED WITH MORTGAGE LOANS

At various points in time, the Company purchases and holds Mortgage Loans which are partially financed by short-term reverse repurchase agreements. Typically mortgages are accumulated for one to six months and then securitized and transferred into Bond Collateral. During the accumulation period the loans are financed with short-term reverse repurchase agreements. Although the reverse repurchase agreements are committed, lenders have the right to mark the mortgage collateral to market. During turbulent market conditions the market value of these loans may be adversely impacted. At September 30, 1999, there were no Mortgage Loans being financed by short-term reverse repurchase agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to a variety of risks including changes in interest rates which offset the return of its investments and the cost of its debt. At September 30, 1999 there have not been any material changes in market risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        None.

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

Item 5. Other Information
        None


Item 6. Exhibits and Reports on Form 8-K:

         (a)     Exhibits

                 *3.1   Articles of Amendment and Restatement of the Registrant
                 *3.2   Amended and Restated Bylaws of the Registrant

                 27.    Financial Data Schedule

----------
 * Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

         (b)      Reports on Form 8-K
                           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                           AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.



Dated:  November 11, 1999           By:   /s/ Judith A. Berry
                                        --------------------------------------
                                          Judith A. Berry,
                                          Executive Vice President
                                          Chief Financial Officer