Form 10-K
period 1999-12-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2000-03-30
CIK 1035744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (619) 350-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        COMMON STOCK ($.01 PAR VALUE)                     NEW YORK STOCK EXCHANGE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 1, 2000, the aggregate market value of the voting stock held by non-affiliates was $37.9 million, based on the closing price of the common stock on the New York Stock Exchange.

     As of March 1, 2000, there were 8,055,500 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 24, 2000, are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   28
Item 3.   Legal Proceedings...........................................   28
Item 4.   Submission of Matters to a Vote of Security Holders.........   28

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   29
Item 6.   Selected Financial Data.....................................   30
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   31
Item 7a.  Quantitative and Qualitative Disclosure About Market
            Risks.....................................................   36
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   36

Item 10.  Directors and Executive Officers of the Registrant..........   37
Item 11.  Executive Compensation......................................   37
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   37
Item 13.  Certain Relationships and Related Transactions..............   37

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   37
Exhibit Index.........................................................   38
Financial Statements..................................................  F-1
Signatures............................................................  S-1

ITEM 1. BUSINESS

     The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates", "goal", "intends", "seeks", "strategy" and derivatives of such words are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income, Mortgage Asset portfolio, financings, plans to create origination capability, ways the Company may seek to grow income, management expectations regarding future provisions for loan losses, and the Company's belief in the adequacy of loan losses, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth below under the heading "Business Risks". In particular, the Company's future income could be affected by interest rate increases, high levels of prepayments, Mortgage Loan defaults, reductions in the value of retained interest in securitizations, and inability to acquire or finance new Mortgage assets.

GENERAL

     American Residential Investment Trust, Inc. (the "Company") was incorporated in the State of Maryland on February 6, 1997, and is a real estate investment trust ("REIT"). The Company acquires non-conforming adjustable-rate and fixed-rate, single-family whole loans (collectively, "Mortgage Loans") through bulk purchases in the capital markets and through purchases from originators. The Company has in the past, and may in the future, acquire Mortgage Securities. It finances its acquisitions with equity and secured borrowings. The Company generally earns interest on the portion of its portfolio financed with equity and earns a net interest spread on the portion of its portfolio financed with secured borrowings. The Company is structured as a real estate investment trust, thereby generally eliminating federal taxes at the corporate level on income it distributes to stockholders.

     The Company has entered into an agreement with Home Asset Management Corporation (the "Manager") to manage the day-to-day operations of the Company (the "Management Agreement"). Accordingly, the Company's success depends significantly on the Manager. Pursuant to the terms of the Management Agreement, the Manager advises the Company's Board of Directors with respect to the formulation of investment criteria and preparation of policy guidelines, and is compensated based upon the principal amount and type of Mortgage Securities and Mortgage Loans, (collectively, "Mortgage Assets") held by the Company. The Manager may also earn incentive fees based on the level of net income of the Company. See "The Management Agreement."

INVESTMENTS

  Mortgage Loans

     The Company acquires non-conforming, adjustable-rate and fixed-rate residential Mortgage Loans primarily through bulk purchases from the capital markets and from other financial institutions. The Company also invests in Mortgage Loans which it acquires directly from originators. Although the Company invested in agency mortgage-backed securities and privately issued mortgage-backed securities (collectively, "Mortgage Securities") backed by conforming loans in the past, the Company believes that it can enhance the overall yield of its Mortgage Asset portfolio by investing primarily in non-conforming Mortgage Loans, which generally are relatively higher yielding (adjusted for risk) than conforming Mortgage Loans and Mortgage Securities.

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

     The Company initially finances acquisitions of Mortgage Loans with short term borrowings which generally mature in one year or less. The Company's objective is to permanently finance its Mortgage Loans ("Bond Collateral") with long-term non-recourse securitizations. Mortgage Loans are financed with borrowings that will bear interest at rates which periodically adjust to the applicable market rate. See "Funding."

     All of the Mortgage Loans held by the Company as of December 31, 1999 are non-conforming Mortgage Loans. The Mortgage Loans are non-conforming primarily as a result of credit rating of the borrower and consist predominantly of "A-" and "B" grade, non-conforming Mortgage Loans and to a lesser extent, "C" and "D" grade Mortgage Loans. The Company grades each Mortgage Loan based predominantly on the mortgage credit rating of the borrower. See "Underwriting." Non-conforming Mortgage Loans generally are subject to greater frequency of delinquency and loss than conforming Mortgage Loans. See "Business Risks -- Borrower Credit May Decrease Value of Mortgage Loans." Accordingly, lower credit grade Mortgage Loans normally bear a higher rate of interest and are subject to higher fees (including prepayment fees and late payment penalties) than conforming Mortgage Loans.

     For the year 1999, the Company acquired Mortgage Loans with an aggregate carrying value of approximately $990.6 million. The majority of these Mortgage Loans were subsequently pledged as Bond Collateral for securitizations. At December 31, 1999, the Company had approximately $1.2 billion of Bond Collateral.

  REMIC Certificates

     The Company diversified its residential Mortgage Loan sales activities in 1998 to include the securitization of Mortgage Loans through a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC, which consisted of pooled adjustable-rate first-lien mortgages, was issued by American Residential Holdings, Inc. ("Holdings"), a non-REIT, taxable affiliate of the Company, to the public through the registration statement of the related underwriter. The retained interest in securitization consists of assets generated by the Company's loan securitization. These assets, REMIC subordinate certificates, were valued at approximately $6.6 million at December 31, 1999.

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

MORTGAGE LOAN ACQUISITIONS

  Acquisitions

     The Company has acquired the majority of its Mortgage Loans to date on a bulk basis. In some cases, the Mortgage Loans are purchased directly from large originators and in other cases through a Wall Street investment bank. Bulk packages are usually greater than $50 million in size and can be as much as $400 to $500 million.

     In addition to acquiring Mortgage Loans through bulk purchases in the capital markets, the Manager has leveraged the expertise of its executive officers in the residential Mortgage Loan industry and continues to purchase Mortgage Loans on behalf of the Company directly from the originators. Under this program, the

Manager has (i) identified segments of the residential Mortgage Loan market that meet its general criteria for potential originations, (ii) arranges for the acquisition by the Company of Mortgage Loans originated, hence avoiding certain loan broker or other intermediary fees, and (iii) arranges for the servicing of the Mortgage Loans by originators or by entities experienced in servicing the particular types of Mortgage Loans involved.

  Mortgage Loan Origination

     Having established a base portfolio through the use of large bulk acquisitions of loans, the Company's business plan for 2000 includes the origination of non-conforming and subprime, residential mortgage loans. Creating an origination capability would enable the Company to replenish the existing portfolio as natural runoff occurs. Under the Company's plan, the consumer (or broker working on behalf of a consumer) will submit, via the internet or telephone, mortgage applications that are then underwritten by a qualified underwriter in accordance with the Company's underwriting guidelines prior to funding. The Company is establishing controls which seek to ensure the loans comply with regulatory requirements and meet the Company's credit guidelines. The Company will offer both fixed-rate and adjustable-rate mortgage loans. In order to be competitive in the market place, the Company plans to offer competitive pricing, and a well-trained staff to provide frequent and effective responses during the origination process. The Company is in the process of obtaining the required licenses in several targeted states.

     The origination plan is designed to lower the Company's cost of acquiring loans (and, as a result, reduce loan level premium amortization expense on new loans) as well as enable more favorable loan characteristics. The Company expects to begin originating loans in the 2nd quarter of 2000. The positive impacts (of lower premium amortization and more favorable loan characteristics) on the Company's results of operations are not expected to be material until 2001. There can be no assurance that the new origination program will be successful.

  Pricing

     Mortgage Loans acquired on a bulk basis have been priced on either a negotiated basis with the sellers or pursuant to a bidding process. The Company sets investment criteria for the Manager to use in developing bids. The criteria includes risk-adjusted yield requirements. In each case, different prices will be established for the various types of Mortgage Loans to be acquired or originated based on current market conditions, the expected financing costs, prepayment assumptions and loan loss expectations.

  Underwriting

     The Company reviews the aggregate attributes of a package of Mortgage Loans, as specified by the seller of the Mortgage Loans, to determine if the package conforms to the Company's acquisition criteria. If the Company then elects to purchase a package of Mortgage Loans, the Company reviews the Mortgage Loan documentation for conformance to the seller's specifications. In evaluating a package of Mortgage Loans to be acquired on a bulk basis, the Company reviews the loan documentation for a large sample, sometimes up to 100%, of the Mortgage Loans to be acquired. To date, all of the Company's underwriting reviews have been performed by a nationally recognized third party underwriting review firm or in-house personnel. The Company also obtains representations and warranties from the seller with respect to the quality and terms of the Mortgage Loans being acquired.

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

     In most cases, the lender's analysis of the borrower's credit report includes review of a credit score produced by an independent credit-scoring firm, such as Fair, Issac and Company ("FICO"). Credit scores estimate, on a relative basis, which borrowers are most likely to default on Mortgage Loans. Lower scores imply higher default risks relative to higher scores. FICO scores are empirically derived from historical credit bureau data and represent a numerical weighing of a borrower's credit characteristics over a two year period. A FICO score is generated through the statistical analysis of a number of credit-related characteristics and variables. Common characteristics include the following: the number of credit lines (trade lines), payment history, past delinquencies, severity of delinquencies, current levels of indebtedness, types of credit and length of credit history. Attributes are the specific values of each characteristic. A scorecard (the model) is created with weights or points assigned to each attribute. An individual loan applicant's credit score is derived by summing together the attribute weights for that applicant.

     Substantially all of the Company's Mortgage Assets as of December 31, 1999 are residential Mortgage Loans made to borrowers with credit ratings below the conforming Mortgage Loan underwriting guidelines. The following matrix generally describes the underwriting criteria employed by the originators of the Mortgage Loans in evaluating the credit quality of non-conforming Mortgage Loans.

                MAXIMUM MORTGAGE                                                           MAXIMUM
                  DELINQUENCIES                                                         DEBT-TO-INCOME
CREDIT LEVEL    DURING LAST YEAR                     CONSUMER CREDIT                        RATIOS
------------    ----------------                     ---------------                    --------------
A/A-           Up to two 30-day     Generally good credit for the last two years, with        45%
                                    minor derogatory accounts permitted. Overall
                                    credit paid as agreed. No bankruptcy, discharge,
                                    or notice of default filings during preceding two
                                    years.
B              Up to four 30-day    Satisfactory credit with recurring 30-day accounts        50%
               or two 30-day and    & minor 60-day accounts. Isolated judgements and
               one 60-day           charge- offs permitted on a case-by-case basis. No
                                    bankruptcy, discharge, or notice of default
                                    filings during preceding two years.
C              Up to two 60-day     Generally fair credit, but the applicant has              55%
               and one 90-day       likely experienced significant credit problems in
                                    the past, including judgements, charge-offs and
                                    collection accounts. On a case-by-case basis, a
                                    notice of default/foreclosure filing may have
                                    occurred in the last twelve months with a good
                                    explanation. Not currently in bankruptcy, but may
                                    have recently occurred with proof of
                                    dismissal/discharge.
C-/D           Up to one 120-day    Generally poor credit, as the applicant may be            60%
                                    currently experiencing significant credit
                                    problems, including being subject to notice of
                                    default/foreclosure fillings or currently in
                                    bankruptcy.

     The borrowers credit level usually impacts the maximum loan to (property) value ratio as well as the interest rate on the mortgage. Typically, at the time of origination, "A-" loans do not exceed 90% loan to value; "B" loans do not exceed 85% loan to value; "C" loans do not exceed 75% loan to value and "C-/D" loans do not exceed 65% loan to value.

     As of December 31, 1999 more than 70% of the Company's Mortgage Assets were grade "A/A-" at the time of origination and approximately 20% of the Mortgage Loans were graded "B". At December 31, 1999 the weighted average original loan to property value ratio for the Company's Mortgage Assets was approximately 79%.

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

     Once all applicable employment, credit and property information is received, a determination generally is made as to whether the prospective borrower has sufficient monthly income available to meet (i) the borrower's monthly obligations on the proposed Mortgage Loan (determined on the basis of the monthly payments due in the year of origination) and other expenses related to the mortgaged property (such as property taxes and hazard insurance), and
(ii) monthly housing expenses and other financial obligations and monthly living expenses. The underwriting standards may be permitted to vary in appropriate cases where factors such as low loan-to-value ratios or other compensating factors exist.

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

FUNDING

     The Company employs a debt financing strategy to increase its investment in Mortgage Assets. By using the Company's Mortgage Assets as collateral to borrow funds, the Company is able to purchase Mortgage Assets with significantly greater value than its equity. The Company has a targeted leverage ratio of between 10% and 12%, which is generally greater than the levels of many other companies that invest in Mortgage Assets, including many commercial banks, savings and loans, and government agencies. See "Capital Guidelines".

     The Company's financing strategy is designed to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under its borrowing arrangements of interest rate movements and changes in the market value of its Mortgage Assets. However, a major disruption of the reverse repurchase or other markets relied on by the Company for short-term borrowings could have a material adverse effect on the Company unless the Company was able to arrange alternative sources of financing. The Company continues to finance its acquisition of Mortgage Assets primarily through reverse repurchase agreements and uses securitizations (for permanent long-term financings) and, to a lesser extent, uses lines of credit and other financings.

  Reverse Repurchase Agreements (short-term borrowings)

     The Company currently finances a portion of Mortgage Assets through a form of borrowing known as reverse repurchase agreements. In a reverse repurchase agreement transaction, the Company agrees to sell a Mortgage Asset and simultaneously agrees to repurchase the same Mortgage Asset one day to six months later at a higher price with the price differential representing the interest expense. These transactions constitute collateralized borrowings for the Company, based on the market value of the Company's Mortgage Assets. The Company generally will retain beneficial ownership of the Mortgage Security, including the right to distributions on the collateral and the right to vote. Upon a payment default under any such reverse repurchase agreement, the lending party may liquidate the collateral.

     The Company's reverse repurchase agreements generally require the Company to pledge cash or additional Mortgage Assets in the event the market value of existing collateral declines. To the extent that cash reserves are insufficient to cover such deficiencies in collateral, the Company may be required to sell Mortgage Assets to reduce the borrowings. The Company currently uses one facility that can be used to finance the acquisition of Mortgage Loans. The Company intends to enter into additional committed reverse repurchase agreements.

     At December 31, 1999, short-term total borrowings outstanding were $119.0 million, with Mortgage Loans with a par value of $122.0 million pledged to secure such borrowings. The short-term borrowings were undertaken pursuant to reverse repurchase agreements. At December 31, 1999, the weighted average borrowing rate for short-term debt was 6.05% per annum. Upon the expiration of each reverse repurchase agreement, the Company refinances the debt on a daily basis at the new market rate. Accordingly, in a period of increasing interest rates, the Company's interest expense could increase substantially prior to the time that the Company's interest income with respect to such Mortgage Loans increase. See "Business Risks -- Interest Rate Increases May Reduce Income From Operations." The Company has entered into reverse repurchase agreements primarily with national broker/dealers, commercial banks and other lenders who typically offer such financing. The Manager and the Company will monitor the need for such commitment agreements and may enter into such commitment agreements in the future if deemed favorable to the Company. See "Business Risks -- Failure to Renew Or Obtain Adequate Funding May Adversely Affect Results of Operations." There can be no assurance that the Company will be able to continue to borrow funds using reverse repurchase agreements or otherwise finance its Mortgage Loans.

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

  Securitizations (long-term borrowings)

     The Company intends to continue to securitize Mortgage Loans as part of its overall financing strategy. Securitization is the process of pooling Mortgage Loans and issuing equity securities, such as mortgage pass-through certificates, or debt securities, such as Collateralized Mortgage Obligations ("CMOs"). The Company intends to securitize its Mortgage Loans primarily by issuing structured debt. Under this approach, for accounting purposes, the Mortgage Loans so securitized remain on the balance sheet as assets and the debt obligations (i.e., the CMOs) appear as liabilities. A structured debt securitization is generally expected to result in substituting one type of debt financing for another, as proceeds from the structured debt issuance are applied against preexisting borrowings (i.e., borrowings under reverse repurchase agreements). The structured debt securities issued will constitute limited recourse, long term financing, the payments on which generally correspond to the payments on the Mortgage Loans serving as collateral for the debt. Such financings are not subject to a margin call if a rapid increase in rates would reduce the value of the underlying Mortgage Loans and, hence, reduce the liquidity risk to the Company for the Mortgage Loans so financed.

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

     During 1998, the Company securitized Mortgage Loans in a CMO through its wholly owned subsidiary, American Residential Eagle, Inc. ("Eagle"), by issuing collateralized mortgage bonds "Long-Term Debt" through a Financial Asset Securitization Investment Trust ("FASIT"). The bonds were assigned to a FASIT trust and trust certificates evidencing the assets of the trust were sold to investors. The trust certificates were issued in classes representing senior, mezzanine, and subordinate payment priorities. Payments received on single-family mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to the Company. The maturity of each class of trust certificates is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the bonds were issued and the FASIT trust. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

     Also, during 1998, the Company securitized Mortgage Loans in a "REMIC" through an affiliate, Holdings. The Company accounted for the REMIC securitization as a sale of Mortgage Loans and recorded a gain on the transaction. The Company, through Holdings, retained an interest in this securitization having a fair value of $6.6 million as of December 31, 1999. The value of this residual interest is subject to all of the same risks impacting the Company relative to the level of prepayments, increasing interest rates, credit exposure and liquidity. A decline in the value of this investment could adversely impact book equity and the Company's financial condition and results of operation.

     During 1999, the Company issued, through Eagle and its wholly owned subsidiary, American Residential Eagle 2 ("Eagle 2"), three new series of mortgage backed bonds (Long-Term Debt). Two series of the bonds were non-recourse obligations of a trust formed and wholly-owned by Eagle. All series of bonds were secured by the assets of the trust, which consist of both adjustable rate and fixed rate mortgage loans secured by first liens on one- to four-family residential properties. Payments received on Bond Collateral are used to make payments on the Long-Term Debt. Payments received on the mortgage loans in excess of obligations due under the Long-Term Debt are remitted to the Company on a monthly basis by the an independent trustee. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to the Company. The maturity of the bonds is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption by the Company according to the specific terms of the indenture pursuant to which the bonds were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

     At December 31, 1999, total long-term borrowings outstanding were approximately $1.1 billion with Mortgage Loans valued at approximately $1.2 billion pledged to secure such borrowings. These borrowings are carried on the balance sheet at historical cost, which approximates market value.

CAPITAL GUIDELINES

     The Company's capital management goal is to strike a balance between the under-utilization of leverage, which could reduce potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations during period of adverse market conditions. For this purpose, the Company has established various risk management policies and processes. For example, the Company and its Board of Directors regularly review the Company's leverage and exposure to liquidity risks to determine leverage ranges and the level of new Mortgage Asset acquisition activity. For limited periods, the Company may exceed its desired leverage range, but it is anticipated that in most circumstances the desired leverage will be achieved over time without specific action by the Company or the Manager through the natural process of mortgage principal repayments and increases in Mortgage Loan acquisition activities. The Company anticipates that the actual leverage is likely to be the lowest during periods following new equity offerings and during periods of falling interest rates and that the actual leverage is likely to be the highest during periods after the acquisition of large bulk Mortgage Loan packages. The Board of Directors has the discretion to modify the Company's policies and restrictions without stockholder consent. There are no restrictions on the Company's ability to incur debt and there can be no assurance the level of debt that the Company is authorized to incur will not be increased by the Board of Directors. See "Business Risks -- Policies and Strategies May Be Revised at the Discretion of the Board of Directors."

     The Company, with the advice of the Manager, assigns to each Mortgage Asset a specified amount of capital to be maintained against it by aggregating three key components. The first component of the Company's capital allocation process is the current aggregate over-collateralization amount or "haircut" the lenders require the Company to hold as capital. The Company is required to pledge as collateral Mortgage Assets with a market value that exceeds the amount it borrows. The haircut for each Mortgage Asset is determined by the lender based on the risk characteristics and liquidity of that Mortgage Asset. For example, haircut levels on individual borrowings could range from 3% to 5% for Mortgage Securities and Mortgage Loans.

     The second component of the Company's capital Allocation process is the "liquidity capital cushion." The Company expects that substantially all of its reverse repurchase agreements will require the Company to deposit additional collateral in the event the market value of existing collateral declines. The liquidity cushion is an additional amount of capital in excess of the haircut maintained by the Company designed to assist the Company in meeting the demands of the lenders for additional collateral should the market value of the Company's Mortgage Assets decline. Alternatively, the Company might sell Mortgage Assets to reduce the borrowings. See "Business Risks -- Investments in Mortgage Assets May Be Illiquid."

     The third component of the Company's capital allocation process is the "capital cushion" assigned to each Mortgage Asset based on the Manager's assessment of the Mortgage Asset's credit risk. This represents an assessment of the risk of delinquency, default or loss on individual Mortgage Assets.

     Finally, the Board of Directors establishes, subject to revision from time to time, leverage and cash reserve guidelines based on the composition of assets and liabilities and assessments of capital call risks. The

Board of Directors reviews on a periodic basis various analyses prepared by the Manager of the risks inherent in the Company's balance sheet, including an analysis of the effects of various scenarios on the Company's net cash flow, net income, dividends, liquidity and net market value. Should the Board of Directors determine, in its discretion, that leverage or the minimum required cash reserves are either too low or too high, the Board of Directors will raise or lower capital guidelines accordingly.

     At December 31, 1999, book equity capital to total fair value of the Company's Assets was approximately 6.67%. This ratio is lower than the ratio the Company has traditionally maintained, principally because of the premium write-down of approximately $12.3 million taken in the fourth quarter of 1999 related to the CMO/ FASIT portfolio. See ("Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations"). This percentage may fluctuate from time to time, as the composition of the balance sheet changes, haircut levels required by lenders change, the value of the Mortgage Assets change and as the capital cushion percentages are adjusted over time. The Company will actively monitor and adjust, if necessary, its policies and processes, both on an aggregate portfolio level as well as on an individual pool or Mortgage Loan basis. The Company expects to take into consideration current market conditions and a variety of interest rate scenarios, performance of hedges, performance of Mortgage Assets, credit risk, prepayments of Mortgage Assets, the restructuring of Mortgage Assets, general economic conditions, potential issuance of additional equity, pending acquisitions or sales of Mortgage Assets, Mortgage Loan securitizations and the general availability of financing.

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

  Interest Rate Risk Management

     To the extent consistent with its election to qualify as a REIT, the Company has implemented certain processes and utilizes interest rate agreements and other hedging instruments intended to protect the Company against significant changes in interest rates.

     The Manager hedges the Company's Mortgage Asset portfolio to offset the potential adverse effects from (i) the differences between the interest rate adjustment period of its Mortgage Assets and related borrowings (gap risk) See "ITEM 7a. Quantitative and Qualitative Disclosure About Market Risk", (ii) lifetime and periodic rate adjustment caps on its Mortgage Assets, and (iii) the differences between interest rate adjustment indices of its Mortgage Assets and related borrowings (basis risk). The gap risk (mismatch of assets and liabilities) is especially acute with fixed rate Mortgage Loans and intermediate adjustable Mortgage Loans. Intermediate adjustable Mortgage Loans are fixed for a set period and then convert to a six-month adjustable rate. The fixed period is usually two to five years. The Manager monitors and evaluates the results of its hedging strategy and adjusts its hedging strategy as it deems is in the best interest of the Company.

     The Company recognizes the need to hedge these specific interest rate risks associated with its Mortgage Asset portfolio and has sought the hedging instrument most appropriate for the specific risk. The Company may enter into additional types of hedging transactions in the future if Management believes there exists a significant risk to operations.

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

     The un-amortized cost of the interest rate cap agreements, ("cap") at December 31, 1999 was approximately $1.6 million. Cap premiums are amortized from the effective date of the cap through the termination date on a straight-line basis. For the year ended December 31, 1999, the interest rate cap agreement amortization expense was approximately $797,000. There was $104,000 in income from the cap agreements during this period. There was approximately $1.1 million of floor expense during this period. There were two expirations of cap and floor agreements during 1999 with a combined notional amount of approximately $750 million. For the year ended December 31, 1999, cap expense equaled approximately 0.13% of the average balance of the Company's Mortgage Assets and 0.12% of the average balance of the Company's interest bearing liabilities. For such period, the cap expense was approximately 2.30% of net interest income from Mortgage Assets. At December 31, 1999, the cap range of strike rates was 6.3% to 8.1% and the weighted average strike rate was approximately 6.9%. At December 31, 1999 cap agreements had a combined notional amount of $650 million. Some of the Company's interest rate cap agreements have strike rates and/or notional face amounts which vary over time. All of the interest rate caps reference the one month LIBOR.

     Mortgage derivative securities can also be effective hedging instruments in certain situations as the value and yields of some of these securities tend to increase as interest rates rise and tend to decrease in value and yields as interest rates decline, while the experience for others is the converse. As part of the Company's hedging program, the Manager will monitor on an ongoing basis the interest rate risks which arise as asset and liability characteristics change and or in fluctuating interest rate environments. The Manager will consider alternative methods and costs of hedging such risks, which may include the use of mortgage derivative securities. The Company intends to limit its purchases of mortgage derivative securities to investments that qualify as Qualified REIT Assets, as defined below, so that income from such securities will constitute qualifying income for purposes of the 95% and 75% of income tests, as defined below. The Company does not currently intend to, but may in the future, enter into interest rate swap agreements, buy and sell financial futures contracts and options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes; however, the Company will not invest in these instruments unless the Company and the Manager are exempt from the registration requirements of the Commodities Exchange Act or otherwise comply with the provisions of that act. The REIT provisions of the Code may restrict the Company's ability to purchase hedges and may severely restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company will contract only with counterparties that the Company believes are sound credit risks. See "Requirements for Qualification as a REIT -- Gross Income Tests."

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

     Although the Company believes that, with the advice of the Manager, it has developed a cost effective interest rate risk management program to provide a level of protection against interest rate risks, developing an effective program is complex and no program can insulate the Company from the effects of interest rate changes. Further, the cost of hedging transactions and the federal tax laws applicable to REITs may limit the Company's ability to fully hedge its interest rate risks.

  Prepayment Risk Management Process

     The Company has sought to minimize the effects on operations caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgages and by purchasing Mortgage Loans with prepayment penalties. Prepayment penalties typically expire 2 to 5 years from origination and the penalty (subject to state-by-state laws) can range from approximately $800 to $4,000 on a $100,000 loan. There can be no assurance that the Company's efforts to reduce prepayment rates will be successful.

     The borrowers' prepayment of principal included only the principal repaid which was not part of the normal amortization of the loan. The borrowers repayment of principal is the total payment of principal for the period.

     The amortized cost of the Company's total Mortgage Assets at December 31, 1999 was equal to 103.7% of the face value of the Mortgage Assets. The amortized cost of Mortgage Loans at December 31, 1999 was equal to 103.6% of the face value of the Mortgage Loan, and the amortized cost of the Company's Bond Collateral at December 31, 1999 was equal to 103.7% of the face value of the Bond Collateral.

  Credit Risk Management

     The Company reviews with the Manager credit risks and other risks of loss associated with each investment and determines the appropriate allocation of capital to apply to such investment. In addition, the Company attempts to diversify its Mortgage Asset portfolio to avoid undue geographic, issuer, industry and certain other types of concentrations. The Company has obtained protection against some risks from sellers and servicers through representations and warranties and other appropriate documentation. The Board of Directors monitors the overall portfolio risk and will increase the allowance for Mortgage Loan losses when it believes appropriate.

     In order to reduce the credit risks associated with acquisitions of Mortgage Loans, the Company, with the advice of the Manager (i) employs a quality control program, (ii) acquires Mortgage Loans that represent a broad range of moderate risks as opposed to a concentrated risk, (iii) monitors the credit quality of newly acquired and existing Mortgage Assets, and (iv) periodically adjusts the Mortgage Loan loss allowances. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". The Company also has arranged for servicing of its Mortgage Loans with servicing entities that have particular expertise and experience in the types of Mortgage Loans acquired and monitor the performance of these servicers monthly. See "Business Risks -- Borrower Credit May Decrease Value of Mortgage Loans," "Characteristics of Underlying Property May Decrease Value of Mortgage Loans," and "Loans Serviced by Third Parties."

     The Company may sell Mortgage Assets from time to time for a number of reasons, including, without limitation, to dispose of Mortgage Assets as to which credit risk concerns have arisen, to seek to reduce interest rate risk, to substitute one type of Mortgage Asset for another to seek to improve yield or to maintain compliance with the 55% requirement under the Investment Company Act, and generally to restructure the balance sheet when Management deems such action advisable. The REIT Provisions of the Code limit in certain respects the ability of the Company to sell Mortgage Assets.

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

     The Company does not expect to acquire or retain residual interests issued by REMICs. Such residual interests, if acquired by a REIT, would generate excess inclusion income that, among other things, is fully taxable as unrelated business taxable income ("UBTI") to Tax Exempt Entities. Potential investors, and in particular Tax Exempt Entities, are urged to consult with their tax advisors concerning this issue.

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

RECENT TAX LEGISLATION

     Recently adopted legislation, H.R. 1180, contains several provisions affecting REITs. After the effective date of the bill, December 31, 2000 (i.e., beginning with the 2001 tax year), REITs will be able to own directly the stock of taxable subsidiaries. At present, REITs are generally limited to holding non-voting preferred stock in taxable affiliates. The value of all taxable subsidiaries of a REIT will be limited to 20% of the total value of the REIT's assets. Existing taxable subsidiaries will have to be converted to qualified taxable REIT subsidiaries after December 31, 2000, unless the existing taxable subsidiary has been in place since July 12, 1999 and there has been no material change in the taxable subsidiary's assets or business since that time. In addition, a REIT will be subject to a 100% penalty tax equal to any rents or charges that the REIT imposed on the taxable subsidiary in excess of the arm's length price for comparable services.

     The minimum dividend distributions of a REIT will have to equal 90% of taxable income, down from 95% of taxable income under current law. This provision will also first be effective beginning with the 2001 tax year. Under this provision, the Company will be able to retain a greater percentage of its after-tax earnings if desired.

     In its year 2001 budget the Clinton Administration has included a proposal that would increase the amount of a REIT's taxable income that must be distributed during the year in order to avoid imposition of the 4% excise tax from the current 85% to 98%. The Administration also proposed a provision that would bar an entity from electing REIT status if 50% or more of its stock was owned by another corporation.

     Management does not believe that these proposals will have a material effect on the Company's business and operations.

INVESTMENT COMPANY ACT

     The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act of 1940 exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement.

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

EMPLOYEES

     Currently, the Company and the Manager each employ five executive officers and ten additional employees. Each of the executive officers has between 11 and 25 years, and collectively, they have an average of 24 years of experience in the residential mortgage industry. Four executive officers worked together previously as a management team.

THE MANAGEMENT AGREEMENT

  Term of the Management Agreement and Termination Fee

     The Company entered into a Management Agreement with the Manager for an initial term of two years beginning February 11, 1997. The Management Agreement will be renewed automatically for successive one year periods unless a notice of non-renewal is timely delivered by the Company. The Company may elect to prevent the automatic renewal of the Management Agreement only by vote of both a majority of the Board of Directors and a majority of the directors who are not executive officers or employees of the Company followed by delivery of a written notice of non-renewal to the Manager at least 60 days prior to the end of the then-current period of the Management Agreement. At the December 1999 Board meeting, the Board of Directors did not bring the Management Agreement up for discussion, therefore; the next opportunity for the Board to terminate the contract will be February 11, 2001. The Management Agreement will terminate at the expiration of the then-current period in which such notice of non-renewal is delivered. Upon non-renewal of the Management Agreement without cause, a termination fee will be payable to the Manager. See "Management Fees." In addition, the Company has the right to terminate the Management Agreement at any time upon the happening of certain specified events, after notice and an opportunity to cure, including a material breach by the Manager of any provision contained in the Management Agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

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

          (xi) supervising compliance with the REIT Provisions of the Code and Investment Company Act of 1940 status, including setting up a system to monitor hedging activities on a periodic basis for such compliance;

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

  Servicing of the Mortgage Loans

     The Company has acquired certain of its Mortgage Loans on a servicing released basis. The Manager has entered into contracts with other parties to provide sub-servicing for the Company. The Manager will monitor the sub-servicing of the Mortgage Loans. Such monitoring includes, but not be limited to, the following: (i) serving as the Company's consultant with respect to the servicing of Mortgage Loans; (ii) collection of information and submission of reports pertaining to the Mortgage Loans and to moneys remitted to the Manager or the Company by any servicer; (iii) periodic review and evaluation of the performance of each servicer to determine its compliance with the terms and conditions of the applicable subservicing or servicing agreement and, if deemed appropriate, recommending to the Company the termination of such agreement; (iv) acting as a liaison between servicers and the Company and working with servicers to the extent necessary to improve their servicing performance; (v) review of and recommendations as to fire losses, easement problems and condemnation, delinquency and foreclosure procedures with regard to the Mortgage Loans; (vi) review of servicer's delinquency, foreclosure and other reports on Mortgage Loans; (vii) supervising claims filed under any mortgage insurance policies; and (viii) enforcing the obligation of any servicer to repurchase Mortgage Loans from the Company.

  Limits of Responsibility

     Pursuant to the Management Agreement, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. The Manager, its directors, officers, stockholders and employees will not be liable to the Company, any issuer of Mortgage Securities, any subsidiary of the Company, the Company's independent directors, the Company's stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Manager does not have significant assets other than its interest in the Management Agreement. Consequently, there can be no assurance that the Company would be able to recover any damages for claims it may have against the Manager. The Company has agreed to indemnify the Manager, and its respective directors, officers, stockholders and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the Management Agreement and not constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties. The Management Agreement does not limit or restrict the right of the Manager or any of its officers, directors, employees or affiliates to engage in any business or to render services of any kind to any other person, including the purchase of, or rendering advice to others purchasing Mortgage Assets which meet the Company's policies and criteria, except that the Manager and its officers, directors or employees will not be permitted to provide for any such services to any residential mortgage REIT, other than the Company or another REIT sponsored by the Manager or its affiliates, which has operating policies and strategies different in one or more material respects from those of the Company, as confirmed by a majority of the independent directors of the Company

  Relationship between the Manager and the Company

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

  Termination Fees

     The Company may elect to prevent the automatic renewal of the Management Agreement by vote of both a majority of the Board of Directors and a majority of the directors who are not executive officers or employees of the Company followed by delivery of a written notice of non-renewal to the Manager at least 60 days prior to the end of the then-current period of the Management Agreement. The Management Agreement shall terminate at the expiration of the then-current period in which such notice of non-renewal is delivered. Upon non-renewal of the Management Agreement without cause, a termination fee will be payable to the Manager, in an amount equal to the greater of (i) the fair value of the Management Agreement as established by an independent appraiser, or (ii) three times the total of the base and incentive compensation fees paid to the Manager for the four most recently completed calendar quarters ending on or prior to the date of termination. In addition, the Company has the right to terminate the Management Agreement at any time upon the occurrence of certain specified events, after notice and an opportunity to cure, including a material breach by the Manager of any provision contained in the Management Agreement. Upon such a termination for cause, no termination fee will be payable to the Manager. In December 1999, the Board of Directors unanimously agreed to extend the management contract for one additional year. The next opportunity for the Board to terminate the contract will be February 11, 2001. The Management Agreement will terminate at the expiration of the then-current period in which such notice of non-renewal is delivered.

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

  Salary Reimbursements

     The Company employs certain employees of the Manager involved in the day-to-day operations of the Company, including the Company's executive officers, so that such employees may maintain certain benefits that are available only to employees of the Company under the Code. These benefits include the ability to receive incentive stock options under the 1997 Stock Option Plan and to participate in the Company's Employee Stock Purchase Plan. In order to receive the aggregate benefits of the Management Agreement originally negotiated between the Company and the Manager, the Company pays the base salaries of such employees and is reimbursed quarterly by the Manager for all costs incurred with respect to such payments. At December 31, 1999 the Company had advanced approximately $273,000 to the Manager for payroll advances.

BUSINESS RISKS

  Interest Rate Increases May Reduce Income From Operations

     The majority of the Company's Mortgage Loans have a repricing frequency of two years or less, while substantially all of the Company's borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Loans. Consequently, increases in (short term) interest rates may significantly influence the Company's net interest income. While increases in short term interest rates will increase the yields on a portion of the Company's adjustable-rate Mortgage

Loans, rising short term rates will also increase the cost of borrowings by the Company. To the extent such costs rise more than the yields on such Mortgage Loans, the Company's net interest income will be reduced or a net interest loss may result. The Company mitigates some of its "gap" risk by purchasing interest rate hedges (referred to as "caps"), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

     The value of retained interest in securitization could be adversely impacted by increases in short term interest rates which may negatively impact the Company's financial condition and results of operations.

  High Levels of Mortgage Asset Prepayments Will Reduce Operating Income

     The level of prepayments of mortgage assets purchased with a premium by the Company directly impacts the level of amortization of capitalized premiums.

     Mortgage Asset prepayment rates generally increase when new Mortgage Loan interest rates fall below the current interest rates on Mortgage Loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable Mortgage Loan, geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of a Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during 1999 on its CMO/FASIT segment of its Mortgage Loan portfolio due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses were expired and borrowers were able to secure more favorable rates by refinancing. The Company anticipates that overall prepayment rates are likely to continue at relatively high levels for an indefinite period on the CMO/FASIT segment of the portfolio, and that prepayment rates will increase on the other segments of the Mortgage Loan portfolio as the underlying loans are subject to rate increases and prepayment penalties expire. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment penalty income will offset premium amortization expense. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

     As of December 31, 1999 approximately 76% of the Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of 20 months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

  Borrower Credit May Decrease Value of Mortgage Assets

     During the time the Company holds Mortgage Loans Held-for-Investment, Bond Collateral or Retained Interest in Securitizations it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Loan held by the Company or mortgage underlying Retained Interest in Securitization, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the Mortgage Loan, less any payments from an insurer or guarantor. Although the Company has established an allowance for Mortgage Loan losses, in view of its limited operating history and lack of experience with the Company's current Mortgage Loans, and Mortgage Loans that it may acquire, there can be no assurance that any allowance for Mortgage Loan losses which is established will be sufficient to offset losses on Mortgage Loans in the future.

     Credit risks associated with non-conforming Mortgage Loans, especially sub-prime Mortgage Loans, may be greater than those associated with Mortgage Loans that conform to Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") guidelines. The principal difference between sub-prime Mortgage Loans and conforming Mortgage Loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the Mortgage Loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming Mortgage Loans are often higher than those charged for conforming Mortgage Loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming Mortgage Loans and thus require high loan loss allowances. All of the Company's Mortgage Loans at December 31, 1999 were originated as sub-prime Mortgage Loans.

     Even assuming that properties secured by the Mortgage Loans held by the Company provide adequate security for such Mortgage Loans, substantial delays could be encountered in connection with the foreclosure of defaulted Mortgage Loans, with corresponding delays in the receipt of related proceeds by the Company. State and local statutes and rules may delay or prevent the Company's foreclosure on or sale of the mortgaged property and typically prevent the Company from receiving net proceeds sufficient to repay all amounts due on the related Mortgage Loan.

     Defaulted Mortgage Loans also cease to be eligible collateral for reverse repurchase borrowings, and therefore have to be financed by the Company from other funds until ultimately liquidated. The Company attempts to mitigate this risk by utilizing long-term financing vehicles. At December 31, 1999, 10.9% of the Company's borrowings for Mortgage Assets were in the form reverse repurchase borrowings

  Accumulation Risk Associated with Mortgage Loans Held-for-Investment

     At various points in time, the Company purchases and holds Mortgage Loans which are primarily financed with short-term reverse repurchase agreements. Typically mortgages are accumulated for one to six months and then securitized and transferred into Bond Collateral. During the accumulation period the loans are financed with short-term reverse repurchase agreements. Although the reverse repurchase agreements are committed, lenders have the right to mark the mortgage collateral to market and potentially increase the Company's cash equity investment in the mortgage collateral. During periods of rising interest rates or turbulent market conditions, the market value of these loans may be adversely impacted. At December 31, 1999 there were 1,006 Mortgage Loans with a principal balance of $122.0 million being financed by short-term reverse repurchase agreements.

  Inability to Acquire Mortgage Assets

     The Company's net interest income will depend, in large part, on the Company's ability to acquire Mortgage Assets on acceptable terms and at favorable spreads over the Company's borrowing costs. There can be no assurance that the Company will be able to replenish the Mortgage Asset portfolio as prepayments occur. In acquiring Mortgage Assets, the Company will compete with numerous other financial institutions. The effect of the existence of these competitors may be to increase competition for the available supply or price of Mortgage Assets suitable for purchase by the Company. There can be no assurance that the Company will be able to successfully compete with its competition.

     To the extent that the Company is unable to fully invest in a sufficient amount of Mortgage Loans meeting its criteria, the Company's results of operations will be materially adversely affected.

     The Company may acquire Mortgage Assets with geographic, originators, insurer and other types of concentrations. Accordingly, a significant portion of the Company's Mortgage Assets may be subject to the risks associated with a single type of occurrence. In the event of such an occurrence, the adverse effects on the Company's results of operations will be significantly greater than if the Company's Mortgage Assets were diversified with respect to such factors.

     The Company's ability to acquire Mortgage Assets is also dependent on the availability of financing to fund these acquisitions. See "Failure to Renew or Obtain Adequate Funding May Adversely Affect Results of Operations.

 Prepayments, Credit Losses and Increases in Short term Interest May Adversely Affect the Value of Retained Interest in Securitization

     In 1998, the Company diversified its residential Mortgage Loan sales activities to include the securitization of such loans through a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC consisted of pooled, first-lien mortgages and was issued by Holdings to the public through a registration statement of an underwriter. The interest-only strip referred to as the Class "X" Certificate was created in the process of the securitization and transferred from Holdings to Eagle. The value of this investment is impacted by the level of future prepayments, credit loss and net interest spread on the underlying mortgages. A decline in the value of this investment could adversely affect the Company's financial condition and results of operations.

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

     Currently, the Company has entered into hedging transactions which seek to protect only against gap risk associated with significant increases in interest rates Accordingly, the Company may not be adequately protected against risks associated with interest rate increases and such increases could adversely affect the Company's financial condition and results of operations.

     In the event that the Company purchases interest rate caps or other interest rate derivatives to hedge against gap risk, basis risk or lifetime, periodic rate or payment caps, and the provider of such caps on interest rate derivatives becomes financially unsound or insolvent, the Company may be forced to unwind such caps on its interest rate derivatives with such provider and may take a loss thereon. The Company intends to purchases interest rate caps and derivatives only from financially sound institutions and monitors the financial strength of such institutions on a periodic basis, but no assurance can be given that the Company can avoid such third party risks.

  Failure to Renew or Obtain Adequate Funding May Adversely Affect Results of Operations

     The Company currently relies on short term borrowings to fund the initial acquisitions of Mortgage Loans. Accordingly, the ability of the Company to achieve its investment objectives depends on its ability (i) to borrow money in sufficient amounts and on favorable terms, (ii) to renew or replace on a continuous basis its maturing short term borrowings and (iii) to successfully leverage its Mortgage Assets. In addition, the Company is dependent upon a few lenders to provide the primary credit facilities for its purchases of Mortgage Assets. Any failure to obtain or renew adequate funding under these facilities or other financings on favorable terms, could reduce the Company's net interest income and have a material adverse effect on the Company's operations. The Company's reverse repurchase financing facility expires within one year. The Company expects to renew this facility and obtain additional financing from other sources. There can be no assurances that this facility will be renewed.

     In the event the Company is not able to renew or replace maturing short-term borrowings, the Company could be required to sell Mortgage Loans Held-for-Investment under adverse market conditions and could incur losses as a result. Any event or development, such as a sharp rise in interest rates or increasing market concern about the value or liquidity of a type or types of Mortgage Assets in which the Company's Mortgage Asset portfolio is concentrated, will reduce the market value of the Mortgage Assets, which would likely cause lenders to require additional collateral.

     Due to the underlying loan to collateral values established by the Company's lenders, the Company may be subject to calls for additional capital in the event of adverse market conditions. Such conditions include (i) higher than expected levels of prepayments on Mortgage Loans and (ii) sudden increases in interest rates. Although its long-term financing agreements are non-recourse, net interest income from the Bond Collateral can be "trapped" to pay down debt in order for the Company to maintain its collateral value requirements. As such, the Company would not be able to use this income to purchase loans or pay dividends. There can be no assurances that the Company will not be required to reduce or cease new loan purchases activity or dividends should it be required to divert cash flow to maintain collateral requirements. See
"Business -- Funding," and "-- Capital Guidelines."

     The Company is not subject to statutory, regulatory or third party limitations on incurring debt. Accordingly, there are no restrictions on the Company's ability to incur debt and there can be no assurance that the level of debt that the Company incurs will not be increased by the Board of Directors. See "Policies and Strategies May Be Revised at the Discretion of the Board of Directors."

     The Company has historically relied upon securitization as a means of securing long-term debt. There can be no assurances that this asset-backed securitization vehicle will be available to the Company in the future.

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

  Loans Serviced by Third Parties

     All of the Company's Mortgage Loans are serviced by subservicers. The Company continually monitors the performance of the subservicers through performance reviews, comparable statistics for delinquencies and on-site visits. The Company has on occasion determined that subservicers have not followed standard collection and servicing practices related to the Company's Mortgage Loans which the Company believes have lead to increased delinquencies and higher loan losses on selected defaulted Mortgage Loans segments. The Company and the Manager continue to monitor these servicers, have put these entities on notice of such deficiencies, and has instituted other mitigating processes. The Company has arranged for servicing with entities that have particular expertise in non-conforming Mortgage Loans. Although the Company has established these relationships and procedures, there can be no assurance that these subservicers will service the Company's Mortgage Loans in such a way as to minimize delinquency rates and/or credit losses and not cause an adverse effect on the Company's results of operations.

 The Direct Origination of Residential Mortgages is Subject to A Variety of Business Risks Including Overhead Exposure, Regulatory Oversight, Competition and Possible Interest Rate Exposure Associated With Commitments to Fund Mortgages

     The Company intends to begin originating Mortgage Loans during 2001. The business of originating Mortgage Loans is subject to various risks such as overhead costs that may not be offset by origination fees and revenues, risks associated with non-compliance with various sate and federal laws covering mortgage lending practices, disclosures and loan documentation, pressure on profit margins caused by a very competitive mortgage marketplace, and potential exposure to interest rate risk in the event that the Company makes commitments to borrowers to fund loans at a certain interest rate and prevailing interest rates increase. The Company and the Manager intend to use the extensive experience and skill of its executive team and employees, and to hire additional highly experienced staff, to manage all of the risks inherent in originating mortgages, but there can be no such assurances that all of these risks will be fully mitigated..

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

EXECUTIVE OFFICERS OF THE COMPANY

     The following table presents certain information concerning the executive officers of the Company:

               NAME                 AGE                     POSITION(1)
               ----                 ---                     -----------
John M. Robbins(2)................  52     Chairman of the Board, Chief Executive Officer
Jay M. Fuller(2)..................  49     President, Chief Operating Officer
Judith A. Berry...................  46     Executive Vice President and
                                             Chief Financial Officer
Rollie O. Lynn....................  45     Senior Vice President, Capital Markets
Lisa S. Faulk.....................  41     Senior Vice President, Operations

---------------
(1) Each executive officer holds the same position with the Manager.

(2) Mr. Robbins and Mr. Fuller are founders of the Company.

     JOHN M. ROBBINS has served as Chairman of the Board of Directors and Chief Executive Officer and Director of the Company since its formation in February 1997. Prior to joining the Company, Mr. Robbins was Chairman of the Board of American Residential Mortgage Corporation from 1990 until 1994 and President of American Residential Mortgage Corporation from the time he co-founded it in 1983 until 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1973. Mr. Robbins has served two terms on the Board of Governors and the Executive Committee of the Mortgage Association of America and was appointed to its first Board of Directors. He has also served on FNMA's National Advisory Board. Mr. Robbins is currently a director of Garden Fresh Restaurant Corporation, Accredited Home Lenders and is a trustee of the University of San Diego.

     JAY M. FULLER has served as President, Chief Operating Officer and Director of the Company since its formation in February 1997. Prior to joining the Company Mr. Fuller served as President of Victoria Mortgage from 1995 to 1996. Mr. Fuller was an Executive Vice President and Chief Administration Officer of American Residential Mortgage Corporation from 1985 to 1994 and Senior Vice President from 1983 to 1985. In these capacities, at various times, Mr. Fuller was responsible for, among other things, Mortgage Loan originations and servicing for American Residential Mortgage Corporation. Mr. Fuller has worked in the mortgage banking industry continuously since 1975. Mr. Fuller currently serves on the Board of Directors of Friends of Santa Fe Christian Schools.

     JUDITH A. BERRY has served as Executive Vice President and Chief Financial Officer of the Company since June, 1999. From 1996 to 1999 Ms. Berry was President of Directors Acceptance, the Subprime Mortgage Division of Norwest Mortgage, Inc. Ms. Berry was Executive Vice President and Chief Financial Officer of American Residential Mortgage Corporation from 1989 to 1994. Between 1984 and 1989, she was Senior Vice President of Acquisitions and New Business Development for American Residential Mortgage Corporation. Ms. Berry was an audit manager for Arthur Young, now Ernst & Young from 1978 to 1984. Ms. Berry received a BS in Business Administration from San Diego State University in 1977 and is a Certified Public Accountant in California.

     ROLLIE O. LYNN has served as Senior Vice President, Capital Markets, responsible for the areas of portfolio management for the Company since its formation in February 1997. Prior to joining the Company, Mr. Lynn served as Vice President, Capital Markets, of Long Beach Mortgage Company responsible for managing, hedging and trading the firm's non-conforming residential Mortgage Loans. Prior to joining Long Beach Mortgage, Mr. Lynn served as Vice President, Secondary Marketing, of American Residential Mortgage Corporation from 1991 to 1994, as Vice President, Capital Markets, of Imperial Savings from 1988 to 1992, and as Vice President of Great American First Savings Bank of San Diego from 1985 to 1988. Mr. Lynn has worked in the mortgage banking business continuously since 1977. Mr. Lynn received two Bachelor of Arts degrees in 1976 from California State University at Chico. Mr. Lynn is a licensed real estate broker in California.

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

     "BASIS RISK" is the difference and timing of the index used to adjust the interest rate (yield) on assets, and the index used to adjust the interest rate on liabilities.

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

     "GAP RISK" means the timing difference (mis-match) between the repricing of interest rate sensitive assets and interest rate sensitive liabilities.

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

     "MORTGAGE ASSETS" means Mortgage Securities, Mortgage Loans
Held-for-Investment and Bond Collateral.

     "MORTGAGE LOANS" means Mortgage Loans secured by residential or mixed use properties.

     "MORTGAGE SECURITIES" means Agency Mortgage-Backed Securities and Privately Issued Mortgage-Backed Securities.

     "NONCONFORMING MORTGAGE LOANS" means conventional single-family and multifamily Mortgage Loans that do not conform to one or more requirements of CHLMC or FNMA for participation in one or more of such agencies' mortgage loss credit support programs.

     "PERIODIC INTEREST RATE CAP" or "PERIODIC CAP" means the maximum change in the coupon rate permissible under the terms of the loan at each coupon adjustable date. Periodic caps limit both the speed by which the coupon rate can adjust upwards in a rising interests rate environment and the speed by which the coupon rate can adjust downwards in a falling rate environment.

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

ITEM 2. PROPERTIES

     The Company's and the Manager's executive offices are located at 445 Marine View Avenue, Suite 230, Del Mar, California. The Company and the Manager currently occupy approximately 7,000 square feet of space. The Manager leases facilities pursuant to a lease expiring in April 1, 2000. The cost for this space for the year ended December 31, 1999, was approximately $166,000. Management believes that these facilities are adequate for the Company's and the Manager's foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

     At December 31, 1999, there were no material pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock began trading on October 29, 1997 and is traded on the New York Stock Exchange under the trading symbol INV. As of December 31, 1999, the Company had 8,055,500 shares of common stock issued and outstanding which was held by 53 holders of record.

     The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape common stock.

                                                                  STOCK PRICES
                                                              --------------------
                                                              HIGH    LOW    CLOSE
                                                              ----    ---    -----
1999
Year ended December 31, 1999................................    8 3/4   5 7/16    6 7/8
Fourth quarter ended December 31, 1999......................    8 3/4   5 1/2    6 7/8
Third quarter ended September 30, 1999......................    8 3/8   7 1/16    8 3/8
Second quarter ended June 30, 1999..........................    8 1/2   7 1/16    7 3/8
First quarter ended March 31, 1999..........................    8 1/4   5 7/16    8 1/4
1998
Year ended December 31, 1998................................   14 5/16   3 3/4    5 3/8
Fourth quarter ended December 31, 1998......................    6 1/4   3 3/4    5 3/8
Third quarter ended September 30, 1998......................   10 5/32   4 7/8    6 1/4
Second quarter ended June 30, 1998..........................   12 11/16   9     9 11/16
First quarter ended March 31, 1998..........................   14 5/16  11 5/16   12
1997
Fourth quarter ended December 31, 1997......................   16 5/8  11 7/16   11 7/8

     The Company intends to pay quarterly dividends and to make such distributions to its stockholders in amounts such that all or substantially all of its taxable income (subject to certain adjustments) is distributed so as to qualify for the tax benefits accorded to a REIT under the Code. However, net earnings on a GAAP basis differs from taxable income primarily due to net earnings on a GAAP basis being based on the accrual method of accounting while taxable income more closely resembles cash flow. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the operations of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.

     The following table sets forth, for the periods indicated, the dividends paid in 1997, 1998, 1999 and 2000:

                       CASH DIVIDEND
-----------------------------------------------------------
    DATE                                           AMOUNT
  DECLARED                 DATE PAID              PER SHARE
  --------                 ---------              ---------
12/16/99        1/31/00........................     0.30
10/21/99        11/8/99........................     0.27
7/21/99         8/6/99.........................     0.25
4/22/99         5/10/99........................     0.20
12/17/98        1/28/99........................     0.15
10/15/98        11/2/98........................     0.12
7/14/98         7/31/98........................     0.28
4/14/98         4/30/98........................     0.28
12/19/97        1/21/98........................     0.16
10/21/97        10/29/97.......................     0.32
7/17/97         7/17/97........................     0.27
5/1/97          5/1/97.........................     0.09

ITEM 6. SELECTED FINANCIAL DATA

     The following selected Statement of Operations and Balance Sheet data as of December 31, 1999, 1998 and 1997, and for the years ended December 31, 1999 and 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997, has been derived from the Company's consolidated financial statements audited by KPMG LLP, independent auditors, whose report with respect thereto appears on page F-2. Such selected financial data should be read in conjunction with those consolidated financial statements and the accompanying notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" also included elsewhere herein.

                                                                                        FOR THE PERIOD FROM
                                                                                         FEBRUARY 11, 1997
                                                                                         (COMMENCEMENT OF
                                                     FOR THE             FOR THE            OPERATIONS)
                                                   YEAR ENDED          YEAR ENDED             THROUGH
                                                DECEMBER 31, 1999   DECEMBER 31, 1998    DECEMBER 31, 1997
                                                -----------------   -----------------   -------------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total interest income.......................     $   79,119          $   68,407           $   14,096
  Total interest expense......................         49,644              45,190                9,517
  Premium amortization........................         16,625              13,311                1,797
  Premium write-down..........................         12,294                  --                   --
  Provision for loan losses...................          3,650               3,470                   --
  Loss on sale of mortgage-backed
     securities...............................             --               5,912                   --
  Operating expenses..........................          5,205               4,082                  379
  Net income (loss)...........................         (3,850)             (1,214)               2,403
  Net income (loss) per share of common
     stock -- basic...........................          (0.48)              (0.15)                0.83
  Net income (loss) per share of common
     stock -- diluted.........................          (0.48)              (0.15)                0.82
  Weighted average number of
     shares -- basic..........................      8,055,500           8,090,772            2,879,487
  Weighted average number of
     shares -- diluted........................      8,055,500           8,090,772            2,929,009
  Dividends declared per share................           1.02                0.83                 0.84
  Noninterest expense as percent of average
     assets...................................           0.90%               2.21%                0.13%

                                                       AS OF               AS OF               AS OF
                                                 DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                                 -----------------   -----------------   -----------------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Mortgage securities available-for-sale, net....     $       --           $  6,617            $387,099
Mortgage loans held-for-investment, net,
  pledged......................................        126,216            179,009             162,762
Bond collateral, mortgage loans................      1,153,731            417,808                  --
Total assets...................................      1,313,342            656,772             561,834
Short-term debt................................        119,003            166,214             451,288
Long-term debt, net............................      1,103,258            385,290                  --
Stockholders' equity...........................         86,854            101,971             106,569

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates", "goal", "intends", "seeks", "strategy" and derivatives of such words are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income, Mortgage Asset portfolio, financings, plans to create origination capability, ways the Company may seek to grow income, management expectations regarding future provisions for loan losses, and the Company's belief in the adequacy of loan losses, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under item 1 under the heading "Business Risks". In particular, the Company's future income could be affected by interest rate increases, high levels of prepayments, Mortgage Loan defaults, reductions in the value of retained interest in securitizations, and inability to acquire or finance new Mortgage assets.

OVERVIEW

     The Company's revenue primarily consists of interest income generated from its Mortgage Assets and its cash and investment balances (collectively, "earning assets"), income generated by equity in income of American Residential Holdings, Inc., management fees, and prepayment penalty income.

     The Company funds its acquisitions of earning assets with both its equity capital and with borrowings. For that portion of the Company's earning assets funded with equity capital ("equity-funded lending"), net interest income is derived from the average yield on earning assets. Due to the adjustable-rate nature of the majority of its earning assets, the Company expects that income from this source will tend to increase as interest rates rise and will tend to decrease as interest rates fall, but only after the expiration of any initial fixed teaser periods and then only periodically once or twice each year.

     For that portion of the Company's earning assets funded with borrowings ("spread lending"), the resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds. Income from spread lending will generally decrease following an increase in short term interest rates due to increases in borrowing costs but a lag in adjustments to the earning asset yields. Yields on adjustable rate loans generally adjust based on a short term interest rate index, but the majority of the Company's earning assets are adjustable rate loans which are subject to an initial fixed teaser period of 2 years, and then adjust periodically every six months. Income from spread lending will generally increase following a fall in short term interest rates as borrowing costs decline and downward adjustments to earning asset yields lag behind. The Company purchases interest rate cap agreements to partially offset the impacts of significant increases in short term interest rates and the loss of spread income which occurs when borrowing rates (which generally adjust monthly) increase more than earning asset yields (which generally adjust only after the expiration of any fixed teaser periods and then only periodically, once or twice a year).

     The Company's primary expenses, beside its borrowing costs, are amortization of loan purchase premiums, provision for loan losses, management and administrative expenses and hedging costs. Premiums are amortized in relation to actual portfolio repayments on each segment of the portfolio, so the level of premium amortization expense is linked to the amount of capitalized loan purchase premiums for each portfolio and the level of repayments in each portfolio group. Management fees and administrative costs are generally based on the size of the earning asset portfolio, and to a lesser degree, the level of loan purchase activity. Hedging costs are based on size of the portfolio subject to gap risk and the market prices for interest rate cap agreements.

     During the fourth quarter of 1999 the Company recorded approximately $12.3 million write-down of its Bond Collateral, Mortgage Loans. The write-down was related to a particular segment of the portfolio that had been purchased at a significant premium and subsequently experienced high prepayments. This write-down generated a net loss for 1999 of approximately $3.9 million but served to reduce the un-amortized premiums on the portfolio from 7.17% at December 31, 1998 to 3.69% at December 31, 1999.

     The Company may seek to generate growth in net income in a variety of ways, including through (i) improving productivity by increasing the size of the earning assets, (ii) changing the mix of Mortgage Asset types among the earning assets and lowering premiums paid in an effort to improve returns and reduce the Company's sensitivity to prepayments, (issuing new common stock and increasing the size of the earning assets, and (iii) increasing the efficiency with which the Company uses its equity capital over time by maintaining the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity. There can be no assurance, however, that the Company's efforts will be successful or that the Company will increase or maintain its income level.

  Results of Operations

     For the year ended December 31, 1999 the Company generated a net loss of approximately $3.9 million and net loss per share of common stock diluted of $0.48 compared to the year ended December 31, 1998 when the Company generated a net loss of approximately $1.2 million and net loss per share of common stock-diluted of $0.15. For the period February 11, 1997 (commencement of operations) through December 31, 1997 the Company generated net income of approximately $2.4 million and diluted net income per share of $0.82. The net loss in 1999 was directly attributable to the write-down of premium on Bond Collateral, Mortgage Loans in the amount of approximately $12.3 million. These loans were purchased in 1997 when non-conforming loans were selling significantly above par. The net loss in 1998 was directly attributable to the loss on sale of Mortgage Securities available-for-sale and the provision for loan losses. Due to market conditions in 1998, i.e. high prepayments, fueled by declining interest rates and the need to lower leverage, the majority of the Company's Mortgage Securities available-for-sale were sold during the fourth quarter of 1998. This sale resulted in a loss of approximately $5.9 million.

     The growth in Mortgage Asset interest income of $9.7 million and net interest spread of $6.3 million between the years ended December 31, 1999 and 1998 was primarily due to an increase in the Company's Mortgage Assets held during the year, higher asset yields due to a change in the composition of Mortgage Assets, and, relative to net interest spread, offset by higher interest expense associated with an increase in borrowings and an increase in borrowing rates during the second half of 1999. The growth in Mortgage Asset interest income of $53.7 million and net interest spread of 18.6 million between the year ended December 31, 1998 and the period February 11, 1997 (commencement of operations) through December 31, 1997, was also due to an increase in the Company's Mortgage Assets held during the period and higher asset yields due to a change in the composition of Mortgage Assets.

     Net interest income decreased $9.4 million between the years ended December 31, 1999 and 1998 due to higher premium amortization and premium write-downs, offset by the increase in net interest spread. Net interest income increased $7.1 million between the year ended December 31, 1998 and the period February 11, 1997 (commencement of operations) through December 31, 1997. This increase was due to an increase in the Company's Mortgage Assets held during the year.

     Premium amortization expense represents the amortization of purchase premiums paid for Mortgage Loans acquired in excess of the par value of the loans. Actual repayment rates (the amount of principal repayments during a period compared to the beginning principal balance) are applied to the remaining unamortized premium to calculate amortization expense. Premium amortization expense was approximately $16.6 million for the year ended December 31, 1999, approximately $13.3 million for the year ended December 31, 1998, and approximately $1.8 million for the period from February 11, 1997 (commencement of operations) through December 31, 1997. Higher premium amortization expense is due to growth in Bond Collateral and associated amortization of related purchase premiums and higher levels of repayments in the CMO/FASIT segment of the Bond Collateral portfolio, the oldest and most expensive portion of Mortgage Loans. Additionally, increased levels of prepayments in the fourth quarter of 1999 on the CMO/FASIT segment of Bond Collateral, Mortgage Loans lead to a premium write-down of $12.3 million in the fourth quarter of 1999. The following chart represents constant repayment rates ("CPRs"):

                                                                  CPR RATES
                                                              DECEMBER 31, 1999
                                                    --------------------------------------
                                                    LIFETIME    SIX MONTHS    THREE MONTHS
                                                    --------    ----------    ------------
Bond collateral:
  CMO/FASIT 1998-1................................    35.6%        50.6%          56.2%
  CMO 1999-1......................................    19.4         19.1           20.5
  CMO 1999-2......................................    12.6           --           12.1
  CMO/REMIC 1999-A................................    12.8           --           12.7

                                                                  CPR RATES
                                                              DECEMBER 31, 1998
                                                    --------------------------------------
                                                    LIFETIME    SIX MONTHS    THREE MONTHS
                                                    --------    ----------    ------------
Bond collateral:
  CMO/FASIT 1998-1................................    24.6%        25.5%          27.6%

     At December 31, 1999, unamortized premiums as a percentage of the remaining principal amount of Bond Collateral, Mortgage Loans were 3.71%, as compared to 8.16% at December 31, 1998, primarily due to the writedown of premium on the CMO/FASIT portfolio. The chart below provides a breakdown of prepayment coverage and the weighted average months remaining until the next interest rate adjustment for each segment of the Mortgage Loan portfolio:

                                                            AS OF DECEMBER 31, 1999
                                       -----------------------------------------------------------------
                                                                         WEIGHTED           WEIGHTED
                                                     PERCENTAGE OF    AVERAGE MONTHS        AVERAGE
                                                      LOANS WITH       REMAINING ON       MONTHS UNTIL
                                       PRINCIPAL      PREPAYMENT        PREPAYMENT      INITIAL INTEREST
                                        BALANCE        PENALTIES        COVERAGE*       RATE ADJUSTMENT
                                       ----------    -------------    --------------    ----------------
                                                            (DOLLARS IN THOUSANDS)
Mortgage Loans Held-for-Investment...  $  122,036         86%               31                 27
                                       ==========         ==                ==                 ==
Bond Collateral, Mortgage Loans:
  CMO/FASIT 1998-1...................  $  210,584         52%                8                  1
  CMO 1999-1.........................     200,884         71                16                  7
  CMO 1999-2.........................     385,795         85                26                 16
  CMO/REMIC 1999-A...................     319,606         80                22                 16
                                       ----------         --                --                 --
                                       $1,116,869         75%               20                 11
                                       ==========         ==                ==                 ==

---------------
* Prepayment coverage is the number of months remaining before the prepayment clause in the mortgage loan contracts expire and borrowers may prepay the loan without prepayment penalty charges.

     Most of the intermediate adjustable rate mortgages in the CMO/FASIT segment of the Bond Collateral portfolio have reached their first contractual interest rate adjustment (increase) and prepayment penalties on these loans have expired, resulting in a higher probability of refinancing and principal prepayments. The Company anticipates that prepayment rates on the newer Mortgage Loans will increase as these predominately adjustable rate loans reach their initial adjustments or when prepayment penalty clauses expire. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase. The Company's financial condition and results of operations could be materially adversely affected if prepayments continue at high levels. Net interest income, after premium amortization, premium write-down and provision for loan losses, decreased 148.1% from approximately $6.4 million in income for the year ended December 31, 1998 to a loss of approximately $3.1 million for the year ended December 31, 1999 due primarily to higher premium amortization and the premium write-down of approximately $12.3 million, offset by higher net interest spread discussed above. Net interest income, after premium amortization and provision for loan losses, increased 131.3% from $2.8 million for the period February 11, 1997 (commencement of operations) through December 31, 1997, to $6.4 million for the year ended December 31, 1998, offset by higher premium amortization and provision for loan loss, due to increases in net interest spread.

     During 1999, other operating income increased approximately $2.1 million over the year ended December 31, 1998 primarily due to an increase of approximately $3.0 million in prepayment penalty income, and an increase in the size of the Mortgage Loan portfolio and the proportion of loans with prepayment penalties. This increase was offset by a decrease in equity in income of American Residential Holdings, Inc. of approximately $945,000. This decrease is due to the fact that no loan sales occurred in 1999 compared to a sale and REMIC securitization in 1998 by American Residential Holdings, Inc. During 1998, the Company generated prepayment penalty income of approximately $806,000 and management fee income of approximately $420,000. There was no income from prepayment penalty or management fees for the period February 11, 1997 (commencement of operations) through December 31, 1997.

     For the year ended December 31, 1999, other expenses increased approximately $1.1 million (excluding the loss on sale of Mortgage Securities available-for-sale of approximately $5.9 million in 1998) over the year ended December 31, 1998. During 1999 there was a loss on the sale of real estate owned of $349,000 and management fees increased approximately $1.1 million as a result of the Company's increase in Mortgage Loans. General and administrative expenses decreased approximately $317,000 from the year ended December 31, 1998 to the year ended December 31, 1999. Other expenses increased from $379,000 for the period February 11, 1997 (commencement of operations) through December 31, 1997 to approximately $4.1 million for the year ended December 31, 1998 (excluding the loss on sale of Mortgage Securities available-for-sale of approximately $5.9 million in 1998). The increase in general and administrative expenses between the period February 11, 1997 (commencement of operations) through December 31, 1997, and the year ended December 31, 1998 is primarily the result of the Company's increased management fees which resulted from the increase in the Company's Mortgage Assets.

     The Company held Mortgage Assets of approximately $1.3 billion as of December 31, 1999, comprised of Mortgage Loans held-for-investment, net pledged, of approximately $126.2 million and Bond Collateral, of approximately $1.2 billion. The Company held Mortgage Assets of approximately $603.4 million as of December 31, 1998. Mortgage Assets at December 31, 1998 were comprised of Mortgage Securities available-for-sale, of approximately $6.6 million, Mortgage Loans held-for-investment, pledged, of approximately $179.0 million and Bond Collateral, of approximately $417.8 million. This compares to Mortgage Assets with a carrying value of approximately $549.9 million at December 31, 1997, comprised of Mortgage Securities available-for-sale, of approximately $387.1 million, including approximately $3.3 million net unrealized loss recorded as of the year end, and Mortgage Loans held-for-investment, pledged of approximately $162.8 million.

  Liquidity and Capital Resources

     During the year ended December 31, 1999, net cash provided by operating activities was approximately $27.7 million. The difference between net cash provided by operating activities and the net loss of approximately $3.9 million was primarily the result of amortization and write down of mortgage asset premiums and provision for loan losses. During the year ended December 31, 1998, net cash provided by operating activities was approximately $10.7 million. The difference between net cash provided by operating activities and the net loss of approximately $1.2 million was primarily the result of amortization of mortgage asset premiums and provisions for loan losses. Both amortization of mortgage premium and provisions for loan losses are non-cash charges. During the period from February 11, 1997 (commencement of operations) through December 31, 1997, net cash provided by operating activities was approximately $1.3 million. Net cash provided by operating activities was negatively impacted by an increase in accrued interest receivable, offset by an increase in accrued interest payable. There were no Mortgage Assets held at February 11, 1997 and, therefore, the total accrued interest receivables at December 31, 1997 negatively affected cash. Net cash for the period was positively affected by an increase in accrued interest payable, premium amortization, other accrued expenses, and management fees payable.

     Net cash used in investing activities for the year ended December 31, 1999 was approximately $717.2 million. Net cash used for the year was negatively affected by the purchase of Mortgage Loans in the amount of approximately $990.6 million, and the purchase of interest rate cap agreements of approximately $1.7 million. Net cash used in investing activities for the year ended December 31, 1999 was positively affected by principal payments of approximately $266.2 million, sale of mortgage securities of approximately $3.2 million and proceeds from the sale of real estate owned of approximately $5.6 million. Net cash used in investing activities for the year ended December 31, 1998 was approximately $74.9 million. Net cash used for the year was negatively affected by the purchase of Mortgage Loans in the amount of approximately $649.6 million, the purchase of the retained interest in securitization of approximately $6.7 million, and the purchase of interest rate cap agreements of approximately $1.0 million. Net cash used in investing activities for the year ended December 31, 1998 was positively affected by principal payments of approximately $250.8 million and sale of Mortgage Assets of approximately $331.3 million. Net cash used in investing activities for the period from February 11, 1997 (commencement of operations) through December 31, 1997 was approximately $555.5 million. Net cash used for the period was negatively affected by the purchase of Mortgage Assets in the amount of approximately $593.8 and positively affected by principal prepayments of approximately $38,800.

     For the year ended December 31, 1999, net cash provided by financing activities was approximately $663.5 million offset by the payment of dividends totaling $7 million. Net cash provided by financing activities was positively affected by the issuance of long-term debt in the amount of approximately $958.3 million and an increase in net borrowings from long-term debt of approximately $7.1 million. Net cash provided by financing activities was negatively impacted by a decrease in net borrowings from reverse repurchase agreements of approximately $47.2 million, payments on long-term debt of approximately $244.3 million and dividends paid of approximately $7.0 million. For the year ended December 31, 1998, net cash provided by financing activities was approximately $93.0 million offset by the payment of dividends totaling $6.8 million. Net cash provided by financing activities was positively affected by the issuance of long-term debt in the amount of approximately $457.0 million. Net cash provided by financing activities was negatively impacted by a decrease in net borrowings from reverse repurchase agreements of approximately $285.1 million, payments on long-term debt of approximately $71.6 million, dividends paid of approximately $6.8 million and purchase of the common stock of $492,000. For the period from February 11, 1997 (commencement of operations) through December 31, 1997, net cash provided by financing activities was $560.1 million offset by the payment of dividends totaling $1.1 million. Net cash provided was primarily from borrowings under reverse repurchase agreements and net proceeds received from the issuance of common stock in the Company's private placement of common stock in February 1997 and the Company's initial public offering (the "Offering") of 6,500,000 shares of its common stock par value $0.01 per share. The Offering was completed in November 3, 1997 at an initial offering price of $15.00 per share. The Company raised $89.7 million in the Offering, net of $6.3 million underwriting discount and $1.5 million in other offering expenses.

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

     Financial turmoil in world economics, and a domestic liquidity crisis may return. The Company intends to renew its existing reverse repurchase financing facility when it expires in July, 2000 and to secure commitments from additional firms for similar financing. There can be no assurance that the Company will be able to secure new short or long-term financing or that financing will be available at favorable terms. See "Business Risks -- Failure to Renew or Obtain Adequate Funding May Adversely Affect Results of Operations."

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

  Repricing of Interest-Earning Assets and Interest-Bearing Liabilities

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are anticipated by the Company to reprice in each of the future time periods shown. The amount of assets and liabilities shown which reprice during a particular period were determined based on contractual maturity. Asset balances have not been adjusted for expected prepayments. All principal prepayments on Bond Collateral, Mortgage Loans are used to reduce long-term debt. For fair value of financial instruments as of December 31, 1999, see Note 10. Fair Value of Financial Instruments" (dollars in thousands):

                                                                     AT DECEMBER 31, 1999
                              ---------------------------------------------------------------------------------------------------
                                           MORE THAN     MORE THAN    MORE THAN   MORE THAN    MORE THAN
                              3 MONTHS    3 MONTHS TO   6 MONTHS TO   1 YEAR TO   3 YEARS TO   5 YEARS TO                 FAIR
                               OR LESS     6 MONTHS       1 YEAR       3 YEARS     5 YEARS      10 YEARS      TOTAL       VALUE
                              ---------   -----------   -----------   ---------   ----------   ----------   ---------   ---------
Interest-earning assets:
  Cash and cash
    equivalents.............      8,550          --            --           --          --           --         8,550       8,550
  Mortgage loans held-for-
    investment, net,
    pledged.................         --          --            --      126,216          --           --       126,216     125,705
  Bond collateral...........    195,341     125,832        28,784      659,137      19,837      124,800     1,153,731   1,142,810
  Retained interest in
    securitization(1).......      6,610          --            --           --          --           --         6,610       6,610
  Interest rate
    agreements..............      1,556          --            --           --          --           --         1,556       1,294
  Due from affiliate........        394          --            --           --          --           --           394         394
                              ---------    --------      --------      -------      ------      -------     ---------   ---------
        Total
          interest-earning
          assets............    212,451     125,832        28,784      785,353      19,837      124,800     1,297,057   1,285,363
                              =========    ========      ========      =======      ======      =======     =========   =========
Interest-bearing
  liabilities:
  Short-term debt...........    119,003          --            --           --          --           --       119,003     119,003
  Long-term debt, net.......    985,175          --            --           --          --      118,083     1,103,258   1,103,258
  Due to affiliate..........        597          --            --           --          --           --           597         597
                              ---------    --------      --------      -------      ------      -------     ---------   ---------
        Total
          interest-bearing
          liabilities.......  1,104,775          --            --           --          --      118,083     1,222,858   1,222,858
                              =========    ========      ========      =======      ======      =======     =========   =========
  Interest rate sensitivity
    gap(2)..................   (892,324)    125,832        28,784      785,353      19,837        6,717        74,199      62,505
  Cumulative interest rate
    sensitivity gap.........   (892,324)   (766,492)     (737,708)      47,645      67,482       74,199

---------------
(1) Retained Interest in Securitization represents a residual interest only strip acquired in a REMIC securitization and sale completed by Holdings. The majority of the underlying mortgages have a contractual re-pricing average of more than 6 months to one year, while the undelying financing costs adjust monthly.

(2) Interest rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related notes, together with the Independent Auditor's Report thereon are set forth on pages F-2 through F-25 on this Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 with respect to directors is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Company's annual meeting of stockholders to be held May 24, 2000 (the "Proxy Statement"). The information required with respect to executive officers is set forth in Item 1 of this report under the caption "Executive Officers of the Company."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

          1. The following Financial Statements of the Company are included in
     Part II, Item 8 of this Annual Report on Form 10K:

        Independent Auditors' Report;

        Consolidated Balance Sheets as of December 31, 1999 and 1998;

        Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 1999 and December 31, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997;

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and December 31, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997;

        Consolidated Statements of Cash Flows for the years ended December 31, 1999 and December 31, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997;

        Notes to Consolidated Financial Statements

          2. Financial Statement Schedules.

          All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

        3. Exhibits:

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                              DESCRIPTION
    ----------                            -----------
         *3.1     Articles of Amendment and Restatement of the Registrant
         *3.2     Amended and Restated Bylaws of the registrant
         *4.1     Registration Rights agreement dated February 11, 1997
        **4.2     Articles Supplementary dated February 22, 1999
        **4.3     Rights Plan by and between the Company and American Stock
                  Transfer and Trust Company dated as of February 2, 1999
      ****4.4     Indenture dated as of June 1, 1998 between American
                  Residential Eagle Bond Trust 1999-2 (a wholly-owned,
                  consolidated subsidiary of the Registrant) and First Union
                  National Bank, as Trustee
     *****4.5     Indenture dated as of April 1, 1999 between American
                  Residential Eagle Bond Trust 1999-1 (a wholly-owned,
                  consolidated subsidiary of the Registrant) and Norwest Bank
                  Minnesota, National Association, as Trustee
    ******4.6     Indenture dated as of July 1, 1999 between American
                  Residential Eagle Bond Trust 1999-2 (a wholly-owned,
                  consolidated subsidiary of the Registrant) and Norwest Bank
                  Minnesota, National Association, as Trustee
        *10.1     Management Agreement between the Registrant and Home Asset
                  Management Corp. dated February 11, 1997 and Amendment
                  thereto
       *+10.2     Employment and Noncompetition Agreement between Home Asset
                  Management Corp. and John Robbins dated February 11, 1997
                  and Amendment thereto
       *+10.3     Employment and Noncompetition Agreement between Home Asset
                  Management Corp. and Jay Fuller dated February 11, 1997 and
                  Amendment thereto
       *+10.5     Rollie Lynn Employment Letter dated January 7, 1997 and
                  amendment thereto
     ***+10.5a    Lisa Faulk Employment Letter, as amended
         10.5b    Judith A. Berry Employment and Noncompetition Agreement
       *+10.6     1997 Stock Incentive Plan
       *+10.7     Form of 1997 Stock Option Plan as amended
       *+10.8     Form of 1997 Outside Directors Stock Option Plan
       *+10.9     Form of Employee Stock Purchase Plan
        *10.10    Securities Purchase Agreement between Registrant, Home Asset
                  Management Corp. and MDC REIT Holdings, LLC dated February
                  11, 1997
       *+10.11    Form of Subscription Agreement dated February 11, 1997
        *10.12    Secured Promissory Note dated June 25, 1997
        *10.13    Lease Agreement with Louis and Louis dated March 7, 1997
       *+10.14    Form of Indemnity Agreement
      ***10.15    Master Repurchase Agreement -- Confidential Treatment
                  Requested and Granted
      ***21.1     Subsidiaries of Registrant
         23.1     Consent of KPMG LLP
         27.1     Financial Data Schedule

---------------
      * Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

      + Management Contract or Compensatory Plan

     ** Incorporated by reference to Current Reports on Form 8-K (File No.
        001-13485)

   *** Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended 1997

  **** Incorporated by reference to Current Reports on Form 8-K (File No.
       333-47311)

 ***** Incorporated by reference to Current Reports on Form 8-K (File No.
       333-5932)

****** Incorporated by reference to Current Reports on Form 8-K (File No.
       333-70189-01)

     (b) Reports on Form 8-K:

     Current Report (File No. 001-13485)

             FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                           FOR INCLUSION IN FORM 10-K
                                   FILED WITH
                       SECURITIES AND EXCHANGE COMMISSION
                               DECEMBER 31, 1999

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Residential Investment Trust, Inc.
Del Mar, California:

     We have audited the accompanying consolidated balance sheets of American Residential Investment Trust, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, and for the period from February 11, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG LLP

San Diego, California
January 28, 2000

          AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Cash and cash equivalents...................................   $    8,550       $ 34,645
Mortgage securities available-for-sale, net.................           --          6,617
Mortgage loans held-for-investment, net, pledged............      126,216        179,009
Bond collateral, mortgage loans.............................    1,153,731        417,808
Bond collateral, real estate owned..........................        5,187            490
Retained interest in securitization.........................        6,610          8,762
Interest rate cap agreements................................        1,556            674
Accrued interest receivable.................................        9,665          7,265
Due from affiliate..........................................          394            606
Investment in American Residential Holdings, Inc............          881            708
Other assets................................................          552            188
                                                               ----------       --------
                                                               $1,313,342       $656,772
                                                               ==========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term debt...........................................   $  119,003       $166,214
  Long-term debt, net.......................................    1,103,258        385,290
  Accrued interest payable..................................          619          1,226
  Due to affiliate..........................................          597            386
  Accrued expenses and other liabilities....................          176            477
  Management fees payable...................................          418             --
  Accrued dividends.........................................        2,417          1,208
                                                               ----------       --------
          Total liabilities.................................    1,226,488        554,801
                                                               ----------       --------
Stockholders' Equity:
  Preferred stock, par value $.01 per share; 1,000 shares
     authorized; no shares issued and outstanding...........           --             --
  Common stock, par value $.01 per share; 25,000,000 shares
     authorized; 8,055,500 shares issued and outstanding....           81             81
  Additional paid-in-capital................................      109,271        109,271
  Accumulated other comprehensive income (loss).............       (2,500)           550
  Accumulated deficit.......................................      (19,998)        (7,931)
                                                               ----------       --------
          Total stockholders' equity........................       86,854        101,971
                                                               ----------       --------
                                                               $1,313,342       $656,772
                                                               ==========       ========

          See accompanying notes to consolidated financial statements.

          AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    FOR THE PERIOD FROM
                                                                                     FEBRUARY 11, 1997
                                                                                     (COMMENCEMENT OF
                                                        FOR THE        FOR THE          OPERATIONS)
                                                       YEAR ENDED     YEAR ENDED          THROUGH
                                                      DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                          1999           1998              1997
                                                      ------------   ------------   -------------------
Interest income:
  Mortgage assets...................................    $77,367        $67,667            $13,975
  Cash and cash equivalents and investments.........      3,531          1,819                253
  Interest rate cap and floor agreement expense.....     (1,779)        (1,079)              (132)
                                                        -------        -------            -------
          Total interest income.....................     79,119         68,407             14,096
Interest expense....................................     49,644         45,190              9,517
                                                        -------        -------            -------
Net interest spread.................................     29,475         23,217              4,579
     Premium amortization...........................     16,625         13,311              1,797
     Premium write-down.............................     12,294             --                 --
                                                        -------        -------            -------
Net interest income.................................        556          9,906              2,782
     Provision for loan losses......................      3,650          3,470                 --
                                                        -------        -------            -------
Net interest income (loss) after provision for loan
  losses............................................     (3,094)         6,436              2,782
                                                        -------        -------            -------
Other operating income:
  Management fee income.............................        472            420                 --
  Equity in income of American Residential
     Holdings, Inc..................................        173          1,118                 --
  Prepayment penalty income.........................      3,774            806                 --
  Gain on sale of mortgage securities
     available-for-sale.............................         30             --                 --
                                                        -------        -------            -------
          Total other operating income..............      4,449          2,344                 --
                                                        -------        -------            -------
Net operating income................................      1,355          8,780              2,782
Other expenses:
  Loss on sale of mortgage securities
     available-for-sale.............................         --          5,912                 --
  Loss on sale of real estate owned, net............        349             --                 --
  Management fees...................................      3,557          2,466                283
  General and administrative expenses...............      1,299          1,616                 96
                                                        -------        -------            -------
          Total other expenses......................      5,205          9,994                379
                                                        -------        -------            -------
Net income (loss)...................................     (3,850)        (1,214)             2,403
                                                        -------        -------            -------
Other comprehensive income (loss):
  Unrealized holding gains..........................         --            550                 --
  Unrealized holding losses.........................     (3,050)        (2,612)            (3,300)
  Reclassification adjustment included in income....         --          5,912                 --
                                                        -------        -------            -------
  Unrealized holding losses arising during the
     period, net....................................     (3,050)         3,850             (3,300)
                                                        -------        -------            -------
Comprehensive income (loss).........................    $(6,900)       $ 2,636            $  (897)
                                                        =======        =======            =======
Net income (loss) per share of common
  stock -- basic....................................    $ (0.48)       $ (0.15)           $  0.83
Net income (loss) per share of common
  stock -- diluted..................................      (0.48)         (0.15)              0.82
Dividends per share of common stock.................       1.02           0.83               0.84

          See accompanying notes to consolidated financial statements.

          AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      ACCUMULATED
                                                                         OTHER
                                   COMMON STOCK        ADDITIONAL    COMPREHENSIVE    CUMULATIVE
                                -------------------     PAID-IN         INCOME/       DIVIDENDS     ACCUMULATED
                                 SHARES      AMOUNT     CAPITAL         (LOSS)         DECLARED       DEFICIT       TOTAL
                                ---------    ------    ----------    -------------    ----------    -----------    --------
Initial capital contribution
  February 11, 1997...........  1,614,000     $16       $ 20,149        $    --        $     --       $    --      $ 20,165
Proceeds from sale of stock,
  net of offering costs of
  $7,798......................  6,500,000      65         89,637             --              --            --        89,702
Other comprehensive loss......         --      --             --         (3,300)             --            --        (3,300)
Net income....................         --      --             --             --              --         2,403         2,403
Dividends declared............         --      --             --             --          (2,401)           --        (2,401)
                                ---------     ---       --------        -------        --------       -------      --------
Balance December 31, 1997.....  8,114,000      81        109,786         (3,300)         (2,401)        2,403       106,569
                                ---------     ---       --------        -------        --------       -------      --------
Purchase and retirement of
  common stock................    (58,500)     --           (492)            --              --            --          (492)
Offering costs................         --      --            (23)            --              --            --           (23)
Other comprehensive income....         --      --             --          3,850              --            --         3,850
Net loss......................         --      --             --             --              --        (1,214)       (1,214)
Dividends declared............         --      --             --             --          (6,719)           --        (6,719)
                                ---------     ---       --------        -------        --------       -------      --------
Balance December 31, 1998.....  8,055,500      81        109,271            550          (9,120)        1,189       101,971
                                ---------     ---       --------        -------        --------       -------      --------
Other comprehensive loss......         --      --             --         (3,050)             --            --        (3,050)
Net loss......................         --      --             --             --              --        (3,850)       (3,850)
Dividends declared............         --      --             --             --          (8,217)           --        (8,217)
                                ---------     ---       --------        -------        --------       -------      --------
Balance December 31, 1999.....  8,055,500     $81       $109,271        $(2,500)       $(17,337)      $(2,661)     $ 86,854
                                =========     ===       ========        =======        ========       =======      ========

          See accompanying notes to consolidated financial statements.

          AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        FOR THE PERIOD FROM
                                                                                                         FEBRUARY 11, 1997
                                                                   FOR THE              FOR THE          (COMMENCEMENT OF
                                                                 YEAR ENDED           YEAR ENDED        OPERATIONS) THROUGH
                                                              DECEMBER 31, 1999    DECEMBER 31, 1998     DECEMBER 31, 1997
                                                              -----------------    -----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................      $  (3,850)           $  (1,214)            $   2,403
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Amortization and write down of mortgage asset
      premiums..............................................         28,919               13,311                 1,797
    Amortization of interest rate cap agreements............            797                  779                   132
    Amortization of CMO capitalized costs...................            446                   --                    --
    Amortization of CMO premium.............................           (158)                 (79)                   --
    Provision for loan losses...............................          3,650                3,470                    --
    Equity in undistributed income of American Residential
      Holdings, Inc.........................................           (173)              (1,118)                   --
    Increase in deposits to REMIC subordinate certificates
      and overcollateralization account.....................           (898)              (1,513)                   --
    Gain on sale of mortgage securities.....................            (30)                  --                    --
    Loss on sale of real estate owned.......................            349                   --                    --
    Increase in accrued interest receivable.................           (950)              (2,096)               (5,169)
    (Increase) decrease in other assets.....................           (364)                  43                  (231)
    (Increase) decrease in due from affiliate...............            212                 (337)                 (269)
    Increase (decrease) in accrued interest payable.........           (607)                (613)                1,839
    Increase (decrease) in accrued expenses and management
      fees payable..........................................            117                 (363)                  840
    Increase in due to affiliate............................            211                  386                    --
                                                                  ---------            ---------             ---------
        Net cash provided by operating activities...........         27,671               10,656                 1,342
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mortgage securities available-for-sale........             --                   --              (431,037)
  Purchases of mortgage loans held-for-investment...........       (990,557)            (649,605)             (162,762)
  Purchase of interest rate cap agreements..................         (1,679)              (1,042)                 (543)
  Purchase of retained interest in securitization...........             --               (6,699)                   --
  Principal payments on mortgage securities
    available-for-sale......................................          3,428              150,101                38,841
  Principal payments on mortgage loans
    held-for-investment.....................................         27,531               29,089                    --
  Principal payments on bond collateral.....................        235,223               71,586                    --
  Proceeds from sale of mortgage securities
    available-for-sale......................................          3,225              227,760                    --
  Proceeds from sale of mortgage loans
    held-for-investment.....................................             --              103,525                    --
  Proceeds from sale of real estate owned...................          5,602                   --                    --
  Investment in American Residential Holdings, Inc..........             --                 (475)                   --
  Dividends recorded from American Residential Holdings,
    Inc.....................................................             --                  885                    --
                                                                  ---------            ---------             ---------
        Net cash used in investing activities...............       (717,227)             (74,875)             (555,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt................................        958,319              457,011                    --
  Increase (decrease) in net borrowings from short-term
    debt....................................................        (47,211)            (285,074)              451,288
  Net proceeds from stock issuance..........................             --                  (23)              109,867
  Purchase of common stock..................................             --                 (492)                   --
  Increase in net borrowings from long-term debt............          7,054                   --                    --
  Debt issuance cost........................................         (3,439)                  --                    --
  Dividends paid............................................         (7,008)              (6,809)               (1,103)
  Payments on long-term debt................................       (244,254)             (71,642)                   --
                                                                  ---------            ---------             ---------
        Net cash provided by financing activities...........        663,461               92,971               560,052
Net increase (decrease) in cash and cash equivalents........        (26,095)              28,752                 5,893
Cash and cash equivalents at beginning of period............         34,645                5,893                    --
                                                                  ---------            ---------             ---------
Cash and cash equivalents at end of period..................      $   8,550            $  34,645             $   5,893
                                                                  =========            =========             =========
Supplemental information -- interest paid...................      $  48,830            $  45,463             $   7,697
                                                                  =========            =========             =========
Non-cash transactions:
  Dividends declared and unpaid.............................      $   2,417            $   1,208             $   1,298
                                                                  =========            =========             =========
  Transfer from mortgage loans held-for-investment, net to
    bond collateral.........................................      $ 664,006            $ 497,653             $      --
                                                                  =========            =========             =========
  Transfers from bond collateral to real estate owned.......      $  11,029            $     490             $      --
                                                                  =========            =========             =========

          See accompanying notes to consolidated financial statements.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

  Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of American Residential Investment Trust, Inc. ("AmRES"), a Maryland corporation, American Residential Eagle, Inc., ("Eagle"), a Delaware special purpose corporation and wholly-owned subsidiary of AmRES and American Residential Eagle 2, Inc. ("Eagle 2"), a Delaware limited purpose corporation and wholly-owned subsidiary of Eagle (collectively "AmRIT"). Substantially all of the assets of Eagle and Eagle 2 are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of AmRIT. American Residential Holdings, Inc. ("Holdings"), is an affiliate of AmRES and accounted for under the equity method. AmRIT and Holdings are together referred to as (the "Company"). The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with Eagle and Eagle 2 have been eliminated in the consolidation of AmRIT. Certain amounts for prior periods have been reclassified to conform with the current year's presentation.

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

     The Company sold residential mortgage loans in the second quarter of 1998 through the use of a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC, which consisted of pooled adjustable-rate first-lien mortgages, was issued by Holdings to the public through the registration statement of the related underwriter.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

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

  Mortgage Securities

     AmRIT classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Although AmRIT generally intends to hold most of its Mortgage Securities until maturity, it may, from time to time, sell any of its Mortgage Securities as part of its overall management of its balance sheet. Accordingly, this flexibility requires AmRIT to classify all of its Mortgage Securities as available-for-sale. All Mortgage Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of stockholders' equity, as accumulated other comprehensive income (loss). A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in an impairment which is charged to operations and a new basis for the security is established.

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

  Mortgage Loans Held-For-Investment and Bond Collateral

     Mortgage loans held-for-investment and Bond Collateral include various types of adjustable-rate and fixed-rate loans secured by mortgages on single-family residential real estate properties. Premiums related to these loans are amortized over their estimated lives using the interest method. Loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on non-accrual status. Generally, loans are placed in non-accrual status that are in foreclosure or non-performing bankruptcy, i.e. loans in bankruptcy and not performing according to the bankruptcy plan that is established with the trustee. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loans principal balance is deemed collectible. Loans are restored to accrual status when loans become well secured and are in the process of collection.

     The Company considers a loan to be impaired when, based upon current information and events, it believes it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Given the homogeneous nature of the loan portfolio, loan are evaluated for impairment collectively. Many factors are considered in the determination of impairment. The measurement of collateral dependent loans is based on the fair value of the loan's collateral.

  Allowance for Loan Losses

     The Company maintains an allowance for losses on Mortgage Loans Held-for-Investment and Bond Collateral, Mortgage Loans at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for known impaired loans, changes

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrower's ability to pay. A provision is recorded for all loans or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on mortgage loans previously charged off are credited to the allowance.

  Interest Rate Cap Agreements

     The Company uses interest rate cap agreements (the "Cap Agreements") for interest rate risk protection. The Cap Agreements are purchased primarily to reduce the Company's gap risk (the timing difference or mis-match between the repricing of interest rate sensitive assets and interest rate sensitive liabilities). The Company periodically evaluates the effectiveness of these Cap Agreements under various interest rate scenarios.

     The cost of the Cap Agreements are amortized over the life of the Cap Agreements using the straight-line method. The Company has credit risk to the extent counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. In order to lessen this risk and to achieve competitive pricing, the Company has entered into Cap Agreements only with counterparties which are investment grade rated.

  Income Taxes

     AmREIT has elected to be taxed as a REIT and complies with REIT provisions of the Internal Revenue Code (the "Code") and the corresponding provisions of State law. Accordingly, AmREIT will not be subject to federal or state income tax to the extent of its distributions to stockholders. In order to maintain its status as a REIT, AmREIT is required, among other requirements, to distribute at least 95% of its taxable income.

  Income (Loss) per Share

     The following table illustrates the computation of basic and diluted income
(loss) per share (in thousands, except share and per share data):

                                                                                 FOR THE
                                                                               PERIOD FROM
                                                                            FEBRUARY 11, 1997
                                              FOR THE         FOR THE         (COMMENCEMENT
                                             YEAR ENDED      YEAR ENDED      OF OPERATIONS)
                                            DECEMBER 31,    DECEMBER 31,         THROUGH
                                                1998            1999        DECEMBER 31, 1997
                                            ------------    ------------    -----------------
Numerator:
  Numerator for basic income (loss) per
     share net earnings...................   $   (3,850)     $   (1,214)       $    2,403
Denominator:
  Denominator for basic income per
     share -- weighted average number of
     common shares outstanding during the
     period...............................    8,055,500       8,090,772         2,879,487
Incremental common shares attributable to
  exercise of outstanding options.........           --              --            49,522
                                             ----------      ----------        ----------
Denominator for diluted income per
  share...................................    8,055,500       8,090,772         2,929,009
Basic income (loss) per share.............   $    (0.48)     $    (0.15)       $     0.83
Diluted income (loss) per share...........   $    (0.48)     $    (0.15)       $     0.82

     At December 31, 1999, 1998 and 1997 there were 791,400, 695,900 and
414,200, respectively, of options that were antidilutive and, therefore, not included in the calculation above.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

  Comprehensive Income (Loss)

     The Company recognizes comprehensive income (loss) as part of the Statement of Operations and Comprehensive Income (Loss) and is disclosed as part of stockholders' equity in accumulated other comprehensive income (loss). Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on retained interest in securitization.

  Segments

     The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments as of December 31, 1999.

  Recent Accounting Developments

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

     SFAS No. 133 amends SFAS No. 32, "Foreign Currency Translation," to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105. This Statement also nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force.

     In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". SFAS No. 137 defers the effective date of SFAS No. 133 for one year. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of adopting SFAS No. 133.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 2. MORTGAGE SECURITIES AVAILABLE FOR SALE, NET

     AmREIT's mortgage participation certificates issued by FHLMC, FNMA or GNMA ("Agency Securities") and mortgage participation certificates issued by certain private institutions ("Privately Issued Securities") (collectively, "Mortgage Securities") consisted of the following (dollars in thousands):

                                                FEDERAL HOME     FEDERAL NATIONAL
                                                LOAN MORTGAGE        MORTGAGE
                                                 CORPORATION       ASSOCIATION       TOTAL
                                                -------------    ----------------    ------
AT DECEMBER 31, 1998
Mortgage Securities available-for-sale,
  principal...................................     $4,345             $2,232         $6,577
Unamortized premium...........................         17                 23             40
                                                   ------             ------         ------
Amortized cost................................      4,362              2,255          6,617
                                                   ------             ------         ------
Fair Value....................................     $4,362             $2,255         $6,617
                                                   ======             ======         ======

     On July 26, 1999, AmREIT sold the remaining Mortgage Securities available-for-sale. The book value of these assets at the time of sale was approximately $3.2 million and there was a gain on sale of approximately $30,000.

NOTE 3. MORTGAGE LOANS HELD-FOR-INVESTMENT, NET, PLEDGED

     AmREIT purchases certain non-conforming Mortgage Loans to be held as long-term investments. At December 31, 1999 and 1998, Mortgage Loans held for investment consist of the following (dollars in thousands):

                                                           1999        1998
                                                         --------    --------
Mortgage loans held-for-investment, principal..........  $122,036    $171,420
Unamortized premium....................................     4,343       8,406
Allowance for loan losses..............................      (163)       (817)
                                                         --------    --------
                                                         $126,216    $179,009
                                                         ========    ========

     A summary of the activity in the allowance for loan losses is as follows (dollars in thousands):

                                                            1999       1998      1997
                                                           -------    -------    ----
Balance beginning of period..............................  $   817    $    --    $ --
Provision charged to operating expense...................    1,025      1,109      --
Allowance acquired.......................................       --      2,438     760
Transfer to CMO/FASIT....................................   (1,679)    (2,730)     --
                                                           -------    -------    ----
Balance end of period....................................  $   163    $   817    $760
                                                           =======    =======    ====

     At December 31, 1999 and 1998, the weighted average net coupon on the Mortgage Loans was 9.17% and 9.31%, respectively, per annum. All Mortgage Loans have a repricing frequency of five years or less. At December 31, 1999 and 1998, approximately 29% and 46%, respectively, of the collateral was located in California with no other state representing more than 6% and 7%, respectively.

     As of December 31, 1999 and 1997, there were no Mortgage Loans on non-accrual status. There were $2.3 million Mortgage Loans on non accrual status as of December 31, 1998. Interest income of $981,000 would have been recorded for the year ended December 31, 1998 on Mortgage Loans Held-for-Investment, net, pledged, and Bond Collateral, Mortgage Loans (See Note 4) if non-accrual loans had been on a current basis, in accordance with their original terms.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 4. BOND COLLATERAL, MORTGAGE LOANS

     AmRIT has pledged collateral in order to secure the Long-Term Debt issued in the form of CMOs. Bond Collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the Bond Collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT.

     The components of the Bond Collateral at December 31, 1999 and 1998 are summarized as follows (dollars in thousands):

                                 CMO/REMIC            CMO               CMO            CMO/FASIT
                                   1999-A            1999-2            1999-1            1998-1             TOTAL
                               SECURITIZATION    SECURITIZATION    SECURITIZATION    SECURITIZATION    BOND COLLATERAL
                               --------------    --------------    --------------    --------------    ---------------
AT DECEMBER 31, 1999
Mortgage loans...............     $319,606          $385,795          $200,884          $210,584         $1,116,869
Unamoritized premium.........       12,227            14,284             8,622             6,279             41,412
Allowance for loan losses....         (298)             (332)           (1,443)           (2,477)            (4,550)
                                  --------          --------          --------          --------         ----------
                                  $331,535          $399,747          $208,063          $214,386         $1,153,731
                                  ========          ========          ========          ========         ==========
Weighted average net
  coupon.....................         9.39%             9.03%             8.91%            10.15%              9.32%
Unamortized premium as a
  percent of mortgage
  loans......................         3.83%             3.70%             4.29%             2.98%              3.71%
AT DECEMBER 31, 1998
Mortgage loans...............                                                           $390,875         $  390,875
Unamoritized premium.........                                                             31,899             31,899
Allowance for loan losses....                                                             (4,966)            (4,966)
                                                                                        --------         ----------
                                                                                        $417,808         $  417,808
                                                                                        ========         ==========
Weighted average net
  coupon.....................                                                               9.55%              9.55%
Unamortized premium as a
  percent of mortgage
  loans......................                                                               8.16%              8.16%

     At December 31, 1999 and 1998, approximately 38% and 39%, respectively of the collateral was located in California for the CMO/FASIT 1998-1 and no other state represented more than 8% and 7%, respectively. At December 31, 1999, approximately 38% of the collateral was located in California for the CMO 1999-1 and no other state represented more than 7%. At December 31, 1999, approximately 21% of the collateral was located in California for the CMO 1999-2 and no other state represented more than 7%. At December 31, 1999, approximately 13% of the collateral was located in Michigan for the CMO/REMIC 1999-A and no other state represented more than 10%.

     Impaired loans included in the Company's Bond Collateral, Mortgage Loans as of December 31, 1999 and 1998 were approximately $37.5 and $11.8 million, respectively At December 31, 1998, impaired loans had an aggregate specific related allowance amount of approximately $2.6 million. There was no specific related allowance for 1999.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

     A summary of the activity in the allowance for loan losses is as follows (dollars in thousands):

                                                             1999       1998
                                                            -------    ------
Balance beginning of period...............................  $ 4,966    $   --
Provision charged to operating expense....................    2,625     2,361
Loans charged-off net of recoveries.......................     (873)       --
Charge offs upon transfer to real estate owned............   (2,536)     (125)
Reclassification to interest allowance....................   (1,311)       --
Transfer from mortgage loans held-for-investment..........    1,679     2,730
                                                            -------    ------
Balance end of period.....................................  $ 4,550    $4,966
                                                            =======    ======

NOTE 5. BOND COLLATERAL, REAL ESTATE OWNED

     The Company owned 68 properties and 7 properties as of December 31, 1999 and 1998. respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal. At December 31, 1999 and 1998, real estate owned totaled approximately $5.2 million and $490,000, respectively.

NOTE 6. RETAINED INTEREST IN SECURITIZATION

     Retained interest in securitization consists of assets generated and retained in conjunction with the Company's 1998-1 REMIC securitization. A summary of these assets at December 31, 1999 and 1998 were as follows (dollars in thousands):

                                                             1999       1998
                                                            -------    ------
REMIC subordinate certificates............................  $ 6,950    $6,699
Overcollateralization account.............................    2,160     1,513
Unrealized gain (loss)....................................   (2,500)      550
                                                            -------    ------
                                                            $ 6,610    $8,762
                                                            =======    ======

     The Company classified the 1998-1 REMIC securities as available-for-sale securities and carries them at market value. The fair value of the retained interest is determined by computing the present value of the excess of the weighted-average coupon of the residential mortgages sold (9.32%) over the sum of: (1) the coupon on the senior interest (5.95%), and (2) a servicing fee paid to the servicer of the residential mortgages (0.50%) and other fees, and taking into account expected estimated losses to be incurred on the portfolio of residential mortgages sold over the estimated lives of the residential mortgages and using an estimated future average prepayment assumption of 35% per year for 1999 and 25% per year for 1998. The prepayment assumption used in estimating the cash flows is based on recent evaluations of the actual prepayments of the related portfolio and on market prepayment rates on new portfolios of similar residential mortgages, taking into consideration the current interest rate environment and its expected impact on the estimated future prepayment rate. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes is commensurate with the risk of holding such a financial instrument. The rate used to discount the cash flows coming out of the trust was approximately 12%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's retained interest could change.

     Under the terms of the securitization, the retained interest is required to build over-collateralization to specified levels using the excess cash flows described above until set percentages of the securitized portfolio are attained. Future cash flows to the retained interest holder are all held by the REMIC trust until a specific percentage of either the original or current certificate balance is attained which percentage can be raised if

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES certain charge-offs and delinquency ratios are exceeded. The certificate holders' recourse for credit losses is limited to the amount of over-collateralization held in the REMIC trust. Upon maturity of the certificates or upon exercise of an option ("clean up call") to repurchase all the remaining residential mortgages once the balance of the residential mortgages in the trust are reduced to 10% of the original balance of the residential mortgages in the trust, any remaining amounts in the trust are distributed. The current amount of any over-collateralization balance held by the trust is recorded as part of the retained interest.

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

NOTE 7. INTEREST RATE CAP AGREEMENTS

     The amortized cost of the Company's interest rate cap agreements was $1.6 million net of accumulated amortization of $1.1 million and $674,000 net of accumulated amortization of $368,000 at December 31, 1999 and 1998, respectively.

  Cap Agreements

     The Company had four outstanding Cap Agreements at December 31, 1999 and 1998. Potential future earnings from each of these Cap Agreements are based on variations in the one month London Interbank Offered Rate ("LIBOR"). The Cap Agreements at December 31, 1999 and 1998 have contractually stated notional amounts which vary over the life of the Cap Agreements. Under these Cap Agreements the Company will receive cash payments should the agreed-upon reference rate, one month LIBOR, increase above the strike rates of the Cap Agreements. There was approximately $104 thousand in income for the year ended December 31, 1999 for Cap Agreements, offset by $797,000 in Cap Agreement amortization. No earnings were recognized in 1998 or 1997 for Cap Agreements.

     All of the adjustable-rate mortgage securities and mortgage loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime interest rate caps.

  Floor Agreements

     The Company had no outstanding floor agreements at December 31, 1999. The Company had two outstanding floor agreements at December 31, 1998. Each of the floor agreements at December 31, 1998 have contractually stated notional amounts which vary over the life of the floor agreements. Under these floor agreements the Company will make cash payments should the agreed-upon reference rate, one month LIBOR, decrease below the strike rates of the floor agreements. Approximately $1.1 million floor agreement expense was included in hedge expense in 1999 and approximately $300,000 was recognized in 1998. No expense was recorded in 1997 for floor agreements.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

     Interest rate agreements outstanding at December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                                 1999
                                    ---------------------------------------------------------------
                                       AVERAGE        CAP      FLOOR
                                    NOTIONAL FACE    STRIKE    STRIKE
                                       AMOUNT         RATE      RATE        INDEX         EXPIRES
                                    -------------    ------    ------    -----------    -----------
Lehman Brothers.................      $ 44,994       8.105%     --       1 mo. LIBOR    April, 2000
CS First Boston.................        85,378       8.114%     --       1 mo. LIBOR    April, 2000
First Union.....................       364,000       6.750%     --       1 mo. LIBOR     July, 2001
Bear Stearns....................       200,000       6.250%     --       1 mo. LIBOR    Sept., 2000

                                                                1998
                                   ---------------------------------------------------------------
                                      AVERAGE        CAP      FLOOR
                                   NOTIONAL FACE    STRIKE    STRIKE
                                      AMOUNT         RATE      RATE        INDEX         EXPIRES
                                   -------------    ------    ------    -----------    -----------
Lehman Brothers................      $ 56,159       8.101%       --     1 mo. LIBOR    April, 2000
CS First Boston................        85,378       8.114%       --     1 mo. LIBOR    April, 2000
Bear Stearns...................       450,000       5.800%    5.500%    1 mo. LIBOR      May, 1999
Bankers Trust..................       300,000       6.000%    5.250%    1 mo. LIBOR     Nov., 1999

NOTE 8. SHORT-TERM DEBT

     The Company has entered into reverse repurchase agreements with two lenders to finance the acquisition of Mortgage Loans. The Company has a $100 million committed and $100 million uncommitted agreement with Bear Stearns, expiring on July 31, 2000, and a $100 million committed agreement with Morgan Stanley Mortgage Corporation, Inc. which expires March 10, 2000. When the reverse repurchase agreements are in use, they are collateralized by a portion of the Company's Mortgage Loans.

     At December 31, 1999 and 1998, the Company had approximately $119.0 million and $166.2 million, respectively of Mortgage Loans reverse repurchase agreements outstanding with a weighted average borrowing rate of 6.05% and 5.68%, respectively. The maximum month end balance and the average balance outstanding for the twelve months ended December 31, 1999 were approximately $406.0 million and $141.3 million, respectively. The maximum month end balance and the average balance outstanding for the twelve months ended December 31, 1998 were approximately $942.0 million and $499.2 million, respectively. The weighted average remaining maturity was one day for both 1999 and 1998.

     At December 31, 1999 and 1998, the Mortgage Loans reverse repurchase agreements had the following characteristics (dollars in thousands):

                                                                DECEMBER 31, 1999
                                                     ----------------------------------------
                                                     REPURCHASE    UNDERLYING   INTEREST RATE
                                                     LIABILITY     COLLATERAL    (PER ANNUM)
                                                     ----------    ----------   -------------
Bear Stearns.......................................   $119,003      $122,017        6.05%
                                                      --------      --------        ----
                                                      $119,003      $122,017        6.05%
                                                      ========      ========        ====

                                                                DECEMBER 31, 1998
                                                     ----------------------------------------
                                                     REPURCHASE    UNDERLYING   INTEREST RATE
                                                     LIABILITY     COLLATERAL    (PER ANNUM)
                                                     ----------    ----------   -------------
Bear Stearns.......................................   $161,773      $166,937        5.66%
Residential Funding Corporation....................      4,441         4,483        6.32
                                                      --------      --------        ----
                                                      $166,214      $171,420        5.68%
                                                      ========      ========        ====

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

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

     During the second quarter of 1999, AmRIT, through its wholly owned subsidiary, Eagle, issued approximately $229.0 million of a single class of mortgage backed notes (Long-Term Debt). The notes are principally secured by the assets of the trust, which consist primarily of fixed and adjustable rate mortgage loans secured by first liens on one- to four-family residential properties. Payments received on the mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT. The maturity of the notes is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the notes were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

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

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

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

     The components of the Long-Term Debt at December 31, 1999 and December 31, 1998, along with selected other information are summarized below (dollars in thousands):

                                      CMO/REMIC           CMO              CMO           CMO/FASIT
                                        1999-A           1999-2           1999-1           1998-1           TOTAL
                                    SECURITIZATION   SECURITIZATION   SECURITIZATION   SECURITIZATION   SECURITIZATION
                                    --------------   --------------   --------------   --------------   --------------
AT DECEMBER 31, 1999
Long-Term debt....................     $317,057         $376,855         $198,228         $208,120        $1,100,260
CMO premium, net..................           --               --              237              237
Capitalized costs on long-term
  debt............................          (30)          (1,679)          (1,299)            (329)           (3,337)
                                       --------         --------         --------         --------        ----------
Total Long-Term debt..............     $317,027         $375,176         $196,929         $208,028        $1,097,160
                                       ========         ========         ========         ========        ==========
Weighted average financing
  costs...........................         5.57%            6.11%            5.94%            5.98%             5.90%
AT DECEMBER 31, 1998
Long-Term debt....................                                                        $385,239        $  385,239
CMO premium, net..................                                                             396               396
Capitalized costs on long-term
  debt............................                                                            (345)             (345)
                                                                                          --------        ----------
Total Long-Term debt..............                                                        $385,290        $  385,290
                                                                                          ========        ==========
Weighted Average Financing
  Costs...........................                                                            5.33%             5.33%
                                                                                          ========        ==========

     Additionally, in conjunction with the 1999-A Securitization, the Company received additional financing from GCFP. At December 31, 1999, the balance of Long-Term-Debt was approximately $6.1 million. AmRIT has guaranteed the payment and performance when due (whether at stated maturity, by acceleration or otherwise) of all obligations of Eagle 2 to GCFP under the Financing Agreement.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments amounts have been determined by the Company's management using available market information and appropriate valuation methodologies; however, consider-

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES able judgement is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value as of December 31, 1999 and 1998 is as follows (dollars in thousands):

                                                         1999                      1998
                                               ------------------------    --------------------
                                                CARRYING        FAIR       CARRYING      FAIR
                                                 AMOUNT        VALUE        AMOUNT      VALUE
                                               ----------    ----------    --------    --------
Assets:
  Cash and cash equivalents..................  $    8,550    $    8,550    $ 34,645    $ 34,645
  Mortgage securities available-for-sale.....          --            --       6,617       6,617
  Mortgage loans held-for-investment.........     126,216       125,705     179,009     179,009
  Bond collateral............................   1,153,731     1,142,810     417,808     417,808
  Retained interest in securitization........       6,610         6,610       8,762       8,762
  Interest rate cap agreements...............       1,556         1,294         674      (1,529)
  Due from affiliate.........................         394           394         606         606

Liabilities:
  Short-term debt............................     119,003       119,003     166,214     166,214
  Long-term debt.............................   1,103,258     1,103,258     385,290     385,290
  Due to affiliate...........................         597           597         386         386

     The following describes the methods and assumptions used by the Company in estimating fair values.

  Cash and Cash Equivalents

     The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

  Retained Interest in Securitization

     This security is classified as available-for-sale and as such is carried at fair value. See "Notes to the Consolidated Financial Statements -- Note 6. Retained Interest in Securitization" for a description of the valuation methodology.

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

  Interest Rate Cap Agreements

     The fair value of interest rate cap agreements is estimated based on quoted market prices from dealers and brokers.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

  Due from Affiliate

     The fair value of due from affiliate approximates the carrying amount because of the short-term nature of the asset.

  Short-Term Debt

     The fair value of reverse repurchase agreements approximates the carrying amounts because of the short term nature of the liabilities.

  Long-Term Debt

     The fair value of long-term debt is estimated based upon comparable rates on similar debt instruments.

  Due to Affiliate

     The fair value of due to affiliate approximates the carrying amount because of the short-term nature of the liability.

NOTE 11. STOCK OPTION PLANS

     The Company has adopted the 1997 Stock Incentive Plan (the "Incentive Plan") and the 1997 Stock Option Plan (the "Option Plan") for executive officers and key employees and has adopted the 1997 Outside Directors Option Plan (the "Directors Plan") for directors who are not employees of the Company.

     The Incentive Plan, the Option Plan and the Directors Plan authorize the Board of Directors (or a committee appointed by the Board of Directors) to grant incentive stock options ("ISOs"), as defined under section 422 of the Code, options not so qualified ("NQSOs"), and stock appreciation rights ("SAR's") to such eligible recipients.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

     During the period from February 11, 1997 (commencement of operations) through December 31, 1999, the Company granted 1,021,100 options as follows:

                                                                              TOTAL      OPTIONS W/
                                                  ISO      NON-QUALIFIED     OPTIONS       SAR'S
                                                -------    -------------    ---------    ----------
1997 STOCK INCENTIVE PLAN:
  February 11, 1997 @ 12.50/share.............   99,200       216,000         315,200     280,000
1997 STOCK OPTION PLAN:
  October 27, 1997 @ 15.00/share..............  104,801       232,999         337,800          --
  December 15, 1997 @ 15.00/share.............    4,267        72,133          76,400          --
1997 OUTSIDE DIRECTORS STOCK OPTIONS:
  October 27, 1997 @ 15.00/share..............       --        30,000          30,000          --
                                                -------       -------       ---------     -------
Options Issued at December 31, 1997...........  208,268       551,132         759,400     280,000
                                                -------       -------       ---------     -------
1997 STOCK OPTION PLAN:
  April 8, 1998 @ 13.69/share.................    9,000            --           9,000          --
  October 1, 1998 @ 6.13/share................    2,500            --           2,500          --
                                                -------       -------       ---------     -------
Options Issued in 1998........................   11,500            --          11,500          --
Options Forfeited in 1998.....................  (26,667)      (48,333)        (75,000)
                                                -------       -------       ---------     -------
Net Options Forfeited in 1998.................  (15,167)      (48,333)        (63,500)         --
                                                -------       -------       ---------     -------
1997 STOCK OPTION PLAN:
  April 19, 1999 @ 8.06/share.................    2,500            --           2,500          --
  April 30, 1999 @ 7.50/share.................    1,500            --           1,500          --
  May 6, 1999 @ 7.25/share....................  224,700            --         224,700          --
  June 16, 1999 @ 7.50/share..................  100,000            --         100,000          --
  July 16, 1999 @ 7.75/share..................   35,000            --          35,000          --
  August 16, 1999 @ 7.06/share................    5,000            --           5,000          --
1997 OUTSIDE DIRECTORS STOCK OPTIONS:
  May 19, 1999 @ 7.88/share...................   30,000            --          30,000          --
                                                -------       -------       ---------     -------
Options Issued in 1999........................  398,700            --         398,700          --
Options Forfeited in 1999.....................  (32,567)      (40,933)        (73,500)         --
                                                -------       -------       ---------     -------
Options Issued at December 31, 1999...........  366,133       (40,933)        325,200          --
                                                -------       -------       ---------     -------
Total Options Issued at December 31, 1999.....  559,234       461,866       1,021,100     280,000
                                                =======       =======       =========     =======

     The Incentive Plan was adopted on February 11, 1997 (the "Effective Date"), and a total 315,200 shares of common stock have been reserved for issuance. All stock options granted under the Incentive Plan vest at the earlier of a four-year period from the date of grant or once the Company issues an aggregate of $150 million of new equity, and will expire within ten years after the date of grant.

     The Company also has adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") which permits eligible employees to purchase common stock at a discount through accumulated payroll deductions. No shares were issued under the Purchase Plan as of December 31, 1999.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

     As of December 31, 1999, The following options were reserved for issuance under the Company's option plans:

                                                                                1997
                                                                    1997      OUTSIDE
                                            1997        1997      EMPLOYEE    DIRECTOR
                                            STOCK       STOCK      STOCK       STOCK
                                          INCENTIVE    OPTION     PURCHASE     OPTION
                                            PLAN        PLAN        PLAN        PLAN        TOTAL
                                          ---------    -------    --------    --------    ---------
Total Options Authorized................   315,200     774,800     20,000      60,000     1,170,000
Total Options Issued....................   300,800     660,300         --      60,000     1,021,100
                                           -------     -------     ------      ------     ---------
Options Reserved for Issuance...........    14,400     114,500     20,000          --       148,900
                                           =======     =======     ======      ======     =========

     In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 Intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires pro forma disclosures of net income (loss) computed as if the fair value based method had been applied for in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employees stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non employees or to acquire goods or services from the outside supplies or vendors.

     The Company elected to apply the APB Opinion 25 in accounting for its plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 1999 and 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997 would have decreased to the pro forma amounts indicated below (dollars in thousands except per share data):

                                                                                    FOR THE PERIOD FROM
                                                                                     FEBRUARY 11, 1997
                                               FOR THE              FOR THE           (COMMENCEMENT OF
                                             YEAR ENDED           YEAR ENDED        OPERATIONS) THROUGH
                                          DECEMBER 31, 1999    DECEMBER 31, 1998     DECEMBER 31, 1997
                                          -----------------    -----------------    --------------------
Net income (loss) as reported...........       $(3,850)             $(1,214)               $2,403
                                               =======              =======                ======
Pro forma net income (loss).............       $(4,197)             $(1,440)               $2,186
                                               =======              =======                ======
Basic income (loss) per share as
  reported..............................       $ (0.48)             $ (0.15)               $ 0.83
                                               =======              =======                ======
Diluted income (loss) per share as
  reported..............................       $ (0.48)             $ (0.15)               $ 0.82
                                               =======              =======                ======
Pro forma basic income (loss) per
  share.................................       $  0.52              $  0.18                $ 0.76
                                               =======              =======                ======
Pro forma diluted income (loss) per
  share.................................       $  0.52              $  0.18                $ 0.75
                                               =======              =======                ======

     The derived fair value of the options granted during the years ended December 31, 1999 and 1998 and the period from February 11, 1997 (commencement of operations) through December 31, 1997 was approximately $606,000, $46,000 and $1.1 million respectively, or a per option fair value of $1.52, $5.11 and $1.77 respectively, using the Black-Scholes option pricing model with the following assumptions for 1999;

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES a weighted average expected dividend yield of 13.63%, a weighted average risk-free interest rate of 5.53%, expected life of 5 years, and expected volatility of 60.89%, for 1998; a weighted average expected dividend yield of 7.46%, a weighted average risk-free interest rate of 5.52%, expected life of 5 years for employees and 4 years for board members, and expected volatility of 62%, and for 1997; a weighted average expected dividend yield of 7.36%, a weighted average risk-free interest rate of 5.59%, expected life of 5 years, and expected volatility of 20%.

NOTE 12. STOCKHOLDERS' EQUITY

     On February 11, 1997, the Company issued 1,614,000 shares of common stock at a price of $12.50 per share of common stock. The Company received proceeds of approximately $20.2 million, net of issuance costs of $10,000. On November 3, 1997, the Company issued 6,500,000 shares of common stock at a price of $15.00 per share of common stock. The Company received proceeds of approximately $89.7 million, net of issuance costs of approximately $7.8 million. During 1998, the Company repurchased 58,500 shares of common stock. The Company paid approximately $492,000 for the repurchased shares.

     On December 19, 1997, the Company declared a dividend of $1.3 million or $0.16 per share. The dividend was paid on January 21, 1998 to holders of record of common stock as of December 31, 1997. On October 21, 1997, the Company declared a dividend of $519,000 or $0.32 per share of common stock. This dividend was paid on October 29, 1997 to holders of record of common stock as of September 30, 1997. On July 17, 1997, the Company declared a dividend of $438,000 or $0.27 per share of common stock. This dividend was paid on July 17, 1997 to holders of record of common stock as of June 30, 1997. On May 1, 1997, the Company declared a dividend of $146,000 or $0.09 per share of common stock. This dividend was paid on May 1, 1997 to holders of record of common stock as of March 31, 1997.

     On December 17, 1998, the Company declared a dividend of $1.2 million or $0.15 per share. The dividend was paid on January 28, 1999 to holders of record of common stock as of December 31, 1998. On October 15, 1998, the Company declared a dividend of $967,000 or $0.12 per share. This dividend was paid on November 2, 1998 to holders of record of common stock as of October 26, 1998. On July 13, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. This dividend was paid on July 31, 1998 to holders of record of common stock as of July 24, 1998. On April 14, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. This dividend was paid on April 30, 1998 to holders of record of common stock as of April 24, 1998.

     On December 16, 1999, the Company declared a dividend of $2.4 million or $0.30 per share. The dividend was paid on January 31, 2000 to holders of record of common stock as of December 31, 1999. On October 21, 1999, the Company declared a dividend of $2.2 million or $0.27 per share dividend payable on November 8, 1999 to stockholders of record as of November 1, 1999. On July 21, 1999, the Company declared dividend of $2.0 million or $0.25 per share. The dividend was paid on August 6, 1999 to stockholders of record as of July 30, 1999. On April 22, 1999 the Company declared a dividend of $1.6 million or $0.20 per share. The dividend was paid on May 10, 1999 to stockholders of record as of May 3, 1999.

     On February 8, 1999, the Company adopted a Stockholder Rights Plan ("the Plan") designed to enable all Company stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. The adoption of the Plan is intended as a means to guard against any potential use of takeover tactics designed to gain control of the Company without paying all stockholders full and fair value for their stock. The distribution of the Rights is not in response to any proposal to acquire the Company and the Board is not aware of any such effort.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

     Under the Plan, stockholders will receive one Right to purchase one one-hundredth of a share of a new series of preferred stock for each outstanding share of the Company's common stock held of record at the close of business on February 26, 1999, or thereafter.

     The Rights, which will trade with the common stock, become exercisable to purchase one one-hundredth of a share of the new preferred stock, at $30.00 per Right, when someone acquires 15% or more of the Company's common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. The Rights can be redeemed by the Board for $0.01. Under certain circumstances, if someone acquires 15% or more of the common stock, the Rights permit stockholders other than the acquiror to purchase common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. In addition, in the event of certain business combinations, the Rights permit purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases. The rights expire on February 2, 2009. The Rights distribution will not be taxable to stockholders and will be issued to stockholders of record on February 26, 1999.

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

NOTE 14. MANAGEMENT AGREEMENT

     Effective February 11, 1997, the Company entered into a Management Agreement with the Manager for an initial term of two years, to provide management services to the Company. The agreement automatically renews unless terminated by AmRES.

     The Manager receives management fees and incentive compensation as follows:

     - 1/8 of 1% per year, to be paid monthly, of the principal amount of agency securities;

     - 3/8 of 1% per year, to be paid monthly, of the principal amount of all Mortgage Loans other than agency securities; and

     - 25% of the amount by which the Company's net income (before deducting the amount to be paid as incentive compensation) exceeds the annualized return on equity equal to the average ten year U.S. Treasury Rate plus 2%.

     Management fees of approximately $3.5 million, $2.4 million and $249,000 were recorded for the years ended December 31, 1999, 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997, respectively. The incentive compensation is calculated for each fiscal quarter, and paid to the Manager quarterly in arrears before any income distributions are made to stockholders. There was no incentive compensation for the year ended December 31, 1999. For the year ended December 31, 1998, and for the period from February 11, 1997 (commencement of operations) through December 31, 1997 incentive compensation was approximately $24,000 and $34,000, incentive compensation, respectively.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

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

     The Manager's default on certain debt, could result in a default and termination of the Management Agreement, in which case the operations of the Company could be materially and adversely affected pending either the engagement of a new manager or the development internally of the resources necessary to manage the operation of the Company. The Manager is currently in default of certain debt covenants. The senior note holders have not issued waivers, however the parties continue to operate under the original terms of the Management Agreement. In addition, MDC Reit Holdings, LLC ("MDC-REIT") has pledged 1.6 million shares of its common stock of the Company to secure the Manager's obligations under the Securities Purchase Agreement. As a result of the defaults under the Securities Purchase Agreement, the pledged shares could be transferred to the holders of the Notes, who will then have certain demand registration rights.

NOTE 15. RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1998, the Company purchased approximately $24 million of Mortgage Loans from an affiliated entity of one of its directors. These purchases were made in the normal course of business at terms consistent with the Company's general purchasing policies.

     On June 1, 1998, the Company sold approximately $98.2 million par value Mortgage Loans to Holdings for total consideration of $103.5 million. Management believes the loans were sold at fair value at the time of the transaction.

     On June 30, 1998, Holdings transferred the Class "X" Certificate to the Company as part of the purchase price of Mortgage Loans purchased from the Company on June 1, 1998. The Class "X" Certificate had a fair value of $6.6 million at the time of the transfer.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA

     Selected quarterly financial data for 1999 and 1998 is as follows (dollars in thousands, except per share data):

                                           FOR THE          FOR THE          FOR THE          FOR THE
                                        QUARTER ENDED    QUARTER ENDED    QUARTER ENDED    QUARTER ENDED
                                        DECEMBER 31,     SEPTEMBER 30,      JUNE 30,         MARCH 31,
                                            1999             1999             1999             1999
                                        -------------    -------------    -------------    -------------
Total interest income.................     $25,846          $22,060          $17,027          $14,186
Interest expense......................      17,798           14,159            9,614            8,073
Premium amortization..................       4,035            4,853            4,022            3,715
Premium write-down....................      12,294               --               --               --
Provision for loan losses.............         942              804              954              950
Net interest income (loss)............      (9,224)           2,244            2,437            1,449
Other operating income................       1,142            1,389              992              926
Other expenses........................       1,574            1,467            1,404              760
Net income (loss).....................      (9,655)           2,166            2,025            1,614
Net income (loss) per share of common
  stock -- basic......................       (1.20)            0.27             0.25             0.20
Net income (loss) per share of common
  stock -- diluted....................       (1.20)            0.27             0.25             0.20

                                           FOR THE          FOR THE          FOR THE          FOR THE
                                        QUARTER ENDED    QUARTER ENDED    QUARTER ENDED    QUARTER ENDED
                                        DECEMBER 31,     SEPTEMBER 30,      JUNE 30,         MARCH 31,
                                            1998             1998             1998             1998
                                        -------------    -------------    -------------    -------------
Total interest income.................     $16,622          $18,412          $18,965          $14,408
Interest expense......................      10,169           12,733           13,153            9,135
Premium amortization..................       3,755            4,241            3,401            1,914
Provision for loan losses.............       2,756              296              282              136
Net interest income (loss)............         (58)           1,142            2,129            3,223
Other operating income................         409              765            1,148               22
Loss on sale of
  mortgage-backed-securities..........       5,912               --               --               --
Other expenses........................       1,201              906            1,008              967
Net income (loss).....................      (6,761)           1,001            2,269            2,277
Net income (loss) per share of common
  stock -- basic......................       (0.83)            0.12             0.28             0.28
Net income (loss) per share of common
  stock -- diluted....................       (0.83)            0.12             0.28             0.28

NOTE 17. COMMITMENTS AND CONTINGENCIES

     On January 28, 2000, the Company sold $66.0 million in Mortgage Loans Held-for-Investment back to the originator that sold these loans to the Company during the fourth quarter of 1999. Certain irregularities were discovered during the Company's routine post-funding quality control review related to underwriting compliance and loan documents. The buyback was pursuant to certain representations and warranty obligations of the originator related to underwriting criteria and regulatory compliance.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Diego, State of California, on the 30th day of March, 2000.

                                  AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

                                  By:          /s/ JOHN M. ROBBINS
                                     -------------------------------------------
                                                   John M. Robbins
                                               Chief Executive Officer

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               By: /s/ JOHN M. ROBBINS                    Chairman of the Board and     March 30, 2000
  -------------------------------------------------        Chief Executive Officer
                   John M. Robbins                      (Principal Executive Officer)

                By: /s/ JAY M. FULLER                     President Chief Operating     March 30, 2000
  -------------------------------------------------     Officer (Principal Operating
                    Jay M. Fuller                                 Officer)

               By: /s/ JUDITH A. BERRY                     Chief Financial Officer      March 30, 2000
  -------------------------------------------------       (Principal Financial and
                   Judith A. Berry                           Accounting Officer)

                 By: /s/ JAMES BROWN                              Director              March 30, 2000
  -------------------------------------------------
                   H. James Brown

               By: /s/ DAVID DE LEEUW                             Director              March 30, 2000
  -------------------------------------------------
                   David De Leeuw

                 By: /s/ RAY MCKEWON                              Director              March 30, 2000
  -------------------------------------------------
                     Ray McKewon

           By: /s/ RICHARD J. PRATT, PH.D.                        Director              March 30, 2000
  -------------------------------------------------
               Richard J. Pratt, Ph.D.

            By: /s/ MARK J. REIDY, PH.D.                          Director              March 30, 2000
  -------------------------------------------------
                Mark J. Reidy, Ph.D.