Form 10-Q
period 2000-03-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2000-05-12
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended: March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _________________ to ________________

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

Common Stock ($0.01)                              8,055,500 as of April 10, 2000

INDEX

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets at March 31, 2000 and December 31, 1999                1

Consolidated Statements of Operations and Comprehensive Income for the quarters
ended March 31, 2000 and March 31, 1999                                            2

Consolidated Statements of Cash Flows for the quarters ended March 31, 2000 and
March 31, 1999                                                                     3

Notes to Consolidated Financial Statements                                         5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk               14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                        14

Item 2.  Changes in Securities and Use of Proceeds                                14

Item 3.  Defaults Upon Senior Securities                                          14

Item 4.  Submission of Matters to a Vote of Security Holders                      14

Item 5.  Other Information                                                        14

Item 6.  Exhibits and Reports on Form 8-K                                         14

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

          American Residential Investment Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                     ASSETS

                                                             March 31, 2000     December 31, 1999
                                                             --------------     -----------------
                                                               (unaudited)
Cash and cash equivalents                                       $    14,173       $     8,550
Mortgage loans held-for-investment, net, pledged                     60,340           126,216
Bond collateral, mortgage loans, net                              1,051,117         1,153,731
Bond collateral, real estate owned                                    6,005             5,187
Retained interest in securitization                                   5,770             6,610
Interest rate cap agreements                                          1,369             1,556
Accrued interest receivable, net                                      8,368             9,665
Due from affiliate                                                      694               394
Investment in American Residential Holdings, Inc.                       881               881
Other assets                                                            311               552
                                                                -----------       -----------
                                                                $ 1,149,028       $ 1,313,342
                                                                ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt                                                 $    63,139       $   119,003
Long-term debt, net                                                 996,005         1,103,258
Accrued interest payable                                                692               619
Due to affiliate                                                        625               597
Accrued expenses and other liabilities                                   88               176
Management fees payable                                                 722               418
Accrued dividends                                                        --             2,417
                                                                -----------       -----------
   Total liabilities                                              1,061,271         1,226,488

Stockholders' Equity:
Preferred stock, par value $0.01 per share; 1,000 shares
   authorized; no shares issued and outstanding                          --                --
Common stock, par value $0.01 per share; 25,000,000 shares
   authorized; 8,055,500 shares issued and outstanding                   81                81
Additional paid-in-capital                                          109,271           109,271
Accumulated other comprehensive loss                                 (3,100)           (2,500)
Accumulated deficit                                                 (18,495)          (19,998)
                                                                -----------       -----------
   Total stockholders' equity                                        87,757            86,854
                                                                -----------       -----------
                                                                $ 1,149,028       $ 1,313,342
                                                                ===========       ===========

       See accompanying notes to consolidated financial statements.

          American Residential Investment Trust, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income, unaudited
                      (in thousands, except per share data)


                                                                       For the        For the
                                                                    Quarter ended   Quarter ended
                                                                   March 31, 2000   March 31, 1999
                                                                   --------------   --------------
Interest income:
Mortgage assets                                                        $ 25,029       $ 14,384
Cash and cash equivalents and investments                                   180            400
    Interest rate cap and floor agreement expense                          (139)          (598)
                                                                       --------       --------
   Total interest income                                                 25,070         14,186
Interest expense                                                         18,856          8,043
                                                                       --------       --------
Net interest spread                                                       6,214          6,143
Premium amortization                                                      3,438          3,715
                                                                       --------       --------
Net interest income                                                       2,776          2,428
   Provision for loan losses                                                402            950
                                                                       --------       --------
Net interest income after provision for loan losses                       2,374          1,478
                                                                       --------       --------
Other operating income:
   Management fee income                                                    111            102
   Equity in income of American Residential
     Holdings, Inc.                                                          --            104
   Prepayment penalty income                                                936            720
                                                                       --------       --------
      Total other operating income                                        1,047            926
                                                                       --------       --------
Net operating income                                                      3,421          2,404
Other expenses:
   Loss on sale of real estate owned, net                                   298             --
   Management fees                                                        1,093            632
   General and administrative expenses                                      527            158
                                                                       --------       --------
      Total other expenses                                                1,918            790
                                                                       --------       --------
Net income                                                                1,503          1,614
                                                                       --------       --------
Other comprehensive income
   Unrealized holding gains (losses)                                       (600)            42
                                                                       --------       --------
      Unrealized holding gains (losses) arising during the period          (600)            42
                                                                       --------       --------
Comprehensive income                                                   $    903       $  1,656
                                                                       ========       ========

Net income per share of common stock-basic and diluted                 $   0.19       $   0.20
Dividends per share of common stock for the related period             $   0.20       $   0.20

          See accompanying notes to consolidated financial statements.

          American Residential Investment Trust, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, unaudited
                                 (in thousands)

                                                                         For The              For The
                                                                      Quarter Ended        Quarter Ended
                                                                      March 31, 2000       March 31, 1999
                                                                      --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $   1,503            $  1,614
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of mortgage assets premiums                               3,438               3,715
      Amortization of interest rate cap agreements                             178                 184
      Amortization of CMO capitalized costs                                    193                  35
      Amortization of CMO premium                                              (39)                (40)
      Provision for loan losses                                                402                 950
      Equity in income of American Residential Holdings, Inc.                   --                (104)
      (Increase) decrease in deposits to over-collateralization account        240                (847)
      Loss on sale of real estate owned                                        298                  --
      (Increase) decrease in accrued interest receivable                     1,708                (299)
      (Increase) decrease in other assets                                      241                (274)
      Increase in due from affiliate                                          (300)               (567)
      Increase in accrued interest payable                                      73                 247
      Increase in accrued expenses and management fees payable                 216                 565
      Increase (decrease) in due to affiliate                                   28                 (12)
                                                                         ---------            --------
      Net cash provided by operating activities                              8,179               5,167
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mortgage loans held-for-investment                             (622)            (77,522)
   Sale of mortgage loans held-for-investment                               65,570                  --
   Purchase of interest rate cap agreements                                      9                  --
   Principal payments on mortgage securities available-for-sale                 --               2,811
   Principal payments on mortgage loans held-for-investment                  1,059               6,798
   Principal payments on bond collateral                                    95,451              44,477
   Proceeds from sale of real estate owned                                   1,665                  --
                                                                         ---------            --------
      Net cash provided by (used in) investing activities                  163,132             (23,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in net borrowings from short-term debt              (55,864)             64,385
   Increase in capitalized costs                                                --                 (21)
   Dividends paid                                                           (2,417)             (1,208)
   Payments on long-term debt                                             (107,407)            (44,674)
                                                                         ---------            --------
      Net cash provided by (used in) financing activities                 (165,688)             18,482
Net increase in cash and cash equivalents                                    5,623                 213
Cash and cash equivalents at beginning of period                             8,550              34,645
                                                                         ---------            --------
Cash and cash equivalents at end of period                               $  14,173            $ 34,858
                                                                         =========            ========

          American Residential Investment Trust, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, unaudited
                                 (in thousands)

                                                                         For the              For the
                                                                      Quarter Ended        Quarter Ended
                                                                      March 31, 2000       March 31, 1999
                                                                      --------------       --------------
Supplemental information - interest paid                                 $  18,984            $  7,826
                                                                         =========            ========
Non-cash transactions:
   Transfers from bond collateral to real estate owned                   $   3,192            $  2,470
                                                                         =========            ========

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Financial Statement Presentation

The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., ("AmRIT") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended March 31, 2000, have been included. Certain reclassifications may have been made to interim period amounts to conform to the current presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 2. INCOME PER SHARE

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                        For the            For the
                                                                     Quarter ended      Quarter ended
                                                                     March 31, 2000     March 31, 1999
                                                                     --------------     --------------
Numerator:
   Numerator for basic income per share net earnings                  $    1,503           $    1,614
Denominator:
   Denominator for basic income per share - weighted average
      number of common shares outstanding during the period            8,055,500            8,055,500
Incremental common shares attributable to exercise of
   outstanding options                                                        --                  273
                                                                       ---------            ----------
Denominator for diluted income per share                               8,055,500            8,055,773
Basic and diluted income per share                                    $     0.19           $     0.20


At March 31, 2000 and 1999 there were 1,021,100 and 695,627, respectively, of options that were antidilutive and, therefore, not included in the calculation above.

NOTE 3. MORTGAGE LOANS HELD FOR INVESTMENT, NET, PLEDGED

At March 31, 2000 and December 31, 1999, mortgage loans held for investment consisted of the following (dollars in thousands):

                                                      2000          1999
                                                      ----          ----
Mortgage loans held-for-investment,
   principal                                        $ 58,217     $ 122,036
Unamortized premium                                    2,133         4,343
Allowance for loan losses                                (10)         (163)
                                                    --------     ---------
                                                    $ 60,340     $ 126,216
                                                    ========     =========

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

NOTE 4. BOND COLLATERAL, MORTGAGE LOANS

AmRIT has pledged mortgage loans as collateral in order to secure long-term-debt. Bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All bond collateral is pledged to secure repayment of the related long-term-debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the long-term-debt obligation. The obligations under the long-term-debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT.

The components of the bond collateral at March 31, 2000 and December 31, 1999 are summarized as follows (dollars in thousands):

                                  CMO/REMIC             CMO              CMO             CMO/FASIT
                                    1999-A            1999-2            1999-1            1998-1             TOTAL
                                SECURITIZATION    SECURITIZATION    SECURITIZATION    SECURITIZATION    BOND COLLATERAL
                                --------------    --------------    --------------    --------------    ---------------
     AT MARCH 31, 2000
Mortgage loans                     $ 303,300         $ 371,008        $ 186,365         $ 156,766         $ 1,017,439
Unamoritized premium                  11,594            13,737            7,989             4,674              37,994
Allowance for loan losses               (296)             (221)          (1,710)           (2,089)             (4,316)
                                   ---------         ---------        ---------         ---------         -----------
                                   $ 314,598         $ 384,524        $ 192,644         $ 159,351         $ 1,051,117
                                   =========         =========        =========         =========         ===========

Weighted average net coupon            9.43%             9.01%            9.01%            10.64%               9.39%
Unamortized premiums as a
  percent of mortgage loans            3.82%             3.70%            4.29%             2.98%               3.73%

     AT DECEMBER 31, 1999
Mortgage loans                     $ 319,606         $ 385,795        $ 200,884         $ 210,584         $ 1,116,869
Unamoritized premium                  12,227            14,284            8,622             6,279              41,412
Allowance for loan losses               (298)             (332)          (1,443)           (2,477)             (4,550)
                                   ---------         ---------        ---------         ---------         -----------
                                   $ 331,535         $ 399,747        $ 208,063         $ 214,386         $ 1,153,731
                                   =========         =========        =========         =========         ===========

Weighted average net coupon            9.39%             9.03%            8.91%            10.15%               9.32%
Unamortized premiums as a
  percent of mortgage loans            3.83%             3.70%            4.29%             2.98%               3.71%

At March 31, 2000 and December 31, 1999, approximately 33% and 38%, respectively of the collateral was located in California for the CMO/FASIT 1998-1 and no other state represented more than 7% and 8%, respectively. At March 31, 2000 and December 31, 1999, approximately 38% of the collateral was located in California for the CMO 1999-1 and no other state represented more than 6% and 7%, respectively. At March 31, 2000 and December 31, 1999, approximately 21% of the collateral was located in California for the CMO 1999-2 and no other state represented more than 7%. At March 31, 2000 and December 31, 1999, approximately 12% and 13%, respectively of the collateral was located in Michigan for the CMO/REMIC 1999-A and no other state represented more than 10%.

Impaired loans included in the Company's bond collateral, mortgage loans as of March 31, 2000 and December 31, 1999 were approximately $47.1 million and $37.5 million, respectively. At March 31, 2000 and December 31, 1999, the allowance related to these loans was approximately $4.3 million and $4.6 million, respectively.

NOTE 5. BOND COLLATERAL, REAL ESTATE OWNED

The Company owned 83 properties and 68 properties as of March 31, 2000 and December 31, 1999, respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal. At March 31, 2000 and December 31, 1999 real estate owned totaled approximately $6.0 million and $5.2 million, respectively.

NOTE 6. INTEREST RATE CAP AGREEMENTS

The amortized cost of the Company's interest rate agreements was $1.4 million net of accumulated amortization of $1.3 million, and $1.6 million net of accumulated amortization of $1.1 million at March 31, 2000 and December 31, 1999, respectively.

NOTE 7. SHORT-TERM DEBT

At March 31, 2000 and December 31, 1999, the Company had approximately $57.2 million and $119.0 million, respectively of mortgage loans reverse repurchase agreements outstanding with a weighted average borrowing rate of 6.64% and 6.05%, respectively. The highest month end balance and the average balance outstanding for the quarter ended March 31, 2000 were approximately $57.6 million and $57.3 million, respectively. The highest month end balance and the average balance outstanding during the quarter ended December 31, 1999 were approximately $119.0 million and $50.5 million, respectively. The remaining maturity was one day for both 2000 and 1999.

At March 31, 2000 and December 31, 1999, the mortgage loans reverse repurchase agreements had the following characteristics (dollars in thousands):

                                        March 31, 2000
                        ------------------------------------------------
                        Repurchase        Underlying       Interest Rate
                         Liability        Collateral        (per annum)
                        ----------        ----------       ------------
Bear Stearns              $ 57,216         $ 58,217             6.64%

                          --------         --------             ----
                          $ 57,216         $ 58,217             6.64%
                          ========         ========             ====

                                      December 31, 1999
                        ------------------------------------------------
                        Repurchase        Underlying       Interest Rate
                         Liability        Collateral        (per annum)
                        ----------        ----------       ------------
Bear Stearns             $ 119,003        $ 122,017             6.05%

                         ---------        ---------             ----
                         $ 119,003        $ 122,017             6.05%
                         =========        =========             ====

Additionally, in conjunction with the 1999-A securitization, Eagle 2 received additional financing from Greenwich Capital Financial Products, Inc. ("GCFP"). The financing agreement was entered into on August 26, 1999 with a maturity date of February 26, 2001. AmRIT has guaranteed the payment and performance when due of all obligations of Eagle 2 to GCFP under the financing agreement. The Investor Certificate for 1999-A is pledged as collateral for this debt. At March 31, 2000, the balance of the short-term debt was approximately $5.9 million. At December 31, 1999, additional financing from GCFP was approximately $6.1 million and classified as long-term debt.

NOTE 8. LONG-TERM DEBT, NET

The components of the long-term-debt at March 31, 2000 and December 31, 1999, along with selected other information are summarized below (dollars in thousands):

                                       CMO/REMIC             CMO              CMO             CMO/FASIT
                                         1999-A            1999-2            1999-1            1998-1             TOTAL
                                     SECURITIZATION    SECURITIZATION    SECURITIZATION    SECURITIZATION    BOND COLLATERAL
                                     --------------    --------------    --------------    --------------    ---------------

     AT MARCH 31, 2000
Long-Term debt                          $ 298,917         $ 361,637        $ 184,184         $ 154,213           $ 998,951
CMO premium, net                               --                --               --               198                 198
Capitalized costs on long-term debt           (29)           (1,616)          (1,209)             (290)             (3,144)
                                        ---------         ---------        ---------         ---------         -----------
Total Long-Term debt                    $ 298,888         $ 360,021        $ 182,975         $ 154,121           $ 996,005
                                        =========         =========        =========         =========         ===========

Weighted average financing rates             5.95%             6.36%            6.23%             6.35%               6.21%

     AT DECEMBER 31, 1999
Long-Term debt                          $ 317,057         $ 376,855        $ 198,228         $ 208,120         $ 1,100,260
CMO premium, net                               --                --               --               237                 237
Capitalized costs on long-term debt           (30)           (1,679)          (1,299)             (329)             (3,337)
                                        ---------         ---------        ---------         ---------         -----------
Total Long-Term debt                    $ 317,027         $ 375,176        $ 196,929         $ 208,028         $ 1,097,160
                                        =========         =========        =========         =========         ===========

Weighted average financing rates             5.57%             6.11%            5.94%             5.98%               5.90%

NOTE 9. SUBSEQUENT EVENTS

On April 20, 2000, the Company declared a $0.20 per share dividend payable on May 10, 2000 to shareholders of record as of May 3, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates", "seeks" and derivatives of such words are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income, mortgage asset portfolio, financings, ways the Company may seek to grow income, the Company's belief regarding future prepayment rates and the effect on the Company's operations of changes in interest rates are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under item 1 under the heading "Business Risks". In particular, the Company's future income could be affected by interest rate increases, high levels of prepayments, mortgage loan defaults, reductions in the value of retained interest in securitizations, and inability to acquire or finance new mortgage assets.

OVERVIEW

The Company's revenue primarily consists of interest income generated from its mortgage assets and its cash and investment balances (collectively, "earning assets"), management fees, and prepayment penalty income and income.

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

For that portion of the Company's earning assets funded with borrowings ("spread lending"), the resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds. Income from spread lending will decrease following an increase in short term interest rates due to increases in borrowing costs but a lag in adjustments to the earning asset yields. Yields on adjustable rate loans generally adjust based on a short term interest rate index, but the majority of the Company's earning assets are adjustable rate loans which are subject to an initial fixed teaser period of two years, and then adjust periodically every six months. Income from spread lending will generally increase following a decrease in short-term interest rates due to decreases in borrowing costs but a lag in adjustments to the earning asset yields. The Company purchases interest rate cap agreements to partially offset the impacts of significant increases in short-term interest rates and the loss of spread income which occurs when borrowing rates (which generally adjust monthly) increase more than earning asset yields (which generally adjust only after the expiration of any fixed teaser periods and then only periodically, once or twice a year).

The Company's primary expenses, beside its borrowing costs, are amortization of loan purchase premiums, provision for loan losses, management and administrative expenses and interest rate cap and floor agreement expenses. Premiums are amortized over their estimated lives using the interest method. Management fees and administrative costs are generally based on the size of the earning asset portfolio, and to a lesser degree, the level of loan purchase activity. Interest rate cap and floor agreement costs are based on size of the portfolio subject to gap risk and the market prices for interest rate cap agreements.

The Company may seek to generate growth in net income in a variety of ways, including through (i) improving productivity by increasing the size of the earning assets , (ii) changing the mix of mortgage asset types among the earning assets and lowering premiums paid in an effort to improve returns and reduce the

Company's sensitivity to prepayments, (issuing new common stock and increasing the size of the earning assets, and (iii) increasing the efficiency with which the Company uses its equity capital over time by maintaining the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity. There can be no assurance, however, that the Company's efforts will be successful or that the Company will increase or maintain its income level.

Results of Operations

For the quarter ended March 31, 2000, the Company generated net income of approximately $1.5 million and net income per share of common stock diluted of $0.19 compared to the quarter ended March 31, 1999 when the Company generated net income of approximately $1.6 million and net income per share of common stock diluted of $0.20.

The growth in mortgage asset interest income of $10.6 million to approximately $25.1 million for the quarter ended March 31, 2000 from approximately $14.4 million for the quarter ended March 31, 1999 was primarily due to an increase in the Company's mortgage assets held during the period, and higher asset yields due to a change in the composition of mortgage assets. The increase in mortgage asset interest income was offset by an increase of $10.8 million in interest expense to approximately $18.9 million for the quarter ended March 31, 2000 from approximately $8.0 million for the quarter ended March 31, 1999. Interest expense was higher between the quarters ended March 31, 2000 and 1999 due to the larger base of mortgage assets held by the Company and an increase in borrowing rates. A majority of the Company's borrowing rates are based upon a spread over the one-month London InterBank Offered Rate ("LIBOR"). LIBOR rates have steadily increased over the last several months. These increases have closely corresponded to increases in the Federal Funds rate as set by the Federal Open Market Committee headed by Alan Greenspan. Based upon current market sentiment, the Company expects its borrowing costs will continue to increase.

Net interest income increased $348,000 to approximately $2.8 million for the quarter ended March 31, 2000 from approximately $2.4 million for the quarter ended March 31, 1999 due to the increase in net interest spread and the decrease in premium amortization. Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans. Actual repayment rates (the amount of principal repayments during a period compared to the beginning principal balance) are applied to the remaining unamortized premium to calculate amortization expense. Premium amortization expense was approximately $3.4 million for the quarter ended March 31, 2000 and approximately $3.7 million for the quarter ended March 31, 1999. Lower premium amortization expense is due to a reduction in the unamortized premium on the CMO/FASIT 1998-1 portfolio ($1.6 million for the quarter ended March 31, 2000, compared to $3.3 million for the quarter ended March 31, 1999), offset by higher amortization associated with the growth in the size of the portfolio during the second half of 1999. The following chart represents constant repayment rates ("CPRs"):

                                       CPR Rates
                                    March 31, 2000
                                 ---------------------
                                                Three
                                 Lifetime       Months
                                 --------       ------
Bond collateral:
        CMO/FASIT 1998-1          42.3%          61.9%
        COM 1999-1                23.9%          33.9%
        CMO 1999-2                13.3%          13.0%
        CMO/REMIC 1999-A          16.5%          20.8%

At March 31, 2000, unamortized premiums as a percentage of the remaining principal amount of bond collateral, mortgage loans were 3.73%, as compared to 3.71% at December 31, 1999 and 8.31% at March 31, 1999. The chart below provides a breakdown of prepayment coverage and the weighted average months remaining until the next interest rate adjustment for each segment of the mortgage loan portfolio:

                                                            As of March 31, 2000
                                                           (dollars in thousands)
                                       -----------------------------------------------------------------------
                                                         Percentage      Weighted Average     Weighted Average
                                                       of Loans with     Months Remaining       Months Until
                                        Principal       Prepayment        on Prepayment       Initial Interest
                                         Balance         Penalties          Coverage*          Rate Adjustment
                                       ----------      -------------     ----------------     ----------------
Mortgage Loans Held-
  for-Investment                       $   58,217            83%                 29                   24
                                       ==========          =====              =======              ========
Bond Collateral, Mortgage Loans:
        CMO/FASIT 1998-1               $  156,766            29%                 15                    0
        COM 1999-1                        186,365            72                  15                    7
        CMO 1999-2                        371,008            85                  24                   15
        CMO/REMIC 1999-A                  303,300            80                  21                   15
                                       ----------          -----              -------              --------
                                       $1,017,439            72%                 20                   11
                                       ==========          =====              =======              ========

---------------------
      * Prepayment coverage is the number of months remaining before the prepayment clause in the mortgage loan contracts expire and borrowers may prepay the loan without prepayment penalty charges.


Most of the intermediate adjustable rate mortgages in the CMO/FASIT segment of the bond collateral portfolio have reached their first contractual interest rate adjustment (increase) and prepayment penalties on these loans have expired, resulting in a higher probability of refinancing and principal prepayments. The Company anticipates that prepayment rates on the newer mortgage loans will increase as these predominately adjustable rate loans reach their initial adjustments or when prepayment penalty clauses expire. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates, and related premium amortization, or that prepayment rates will not increase.

Net interest income, after provision for loan losses, increased $896,000 from approximately $1.5 million in income for the quarter March 31, 1999 to approximately $2.4 million for the quarter ended March 31, 2000 due primarily to lower premium amortization.

During the quarter ended March 31, 2000, other operating income increased approximately $121,000 over the quarter ended March 31, 1999, primarily due an increase of $216,000 in prepayment penalty income due to an increase in the size of the mortgage loan portfolio and the proportion of loans with prepayment penalties. This increase was offset by a decrease in equity in income of American Residential Holdings, Inc. of approximately $104,000.

For the quarter ended March 31, 2000, other expenses increased approximately $830,000 (excluding the loss on sale of real estate owned of approximately $298,000 for the quarter ended March 31, 2000) over the quarter ended March 31, 1999. Management fees increased approximately $461,000 as a result of an increase in the size of mortgage assets. General and administrative expenses increased approximately $369,000 from the quarter ended March 31, 1999 to quarter ended March 31, 2000.

Liquidity and Capital Resources

During the quarter ended March 31, 2000, net cash provided by operating activities was approximately $8.2 million. The difference between net cash provided by operating activities and the net income of approximately $1.5 million was primarily the result of amortization of mortgage asset premiums, provision for loan losses and a decrease in accrued interest receivable. Both amortization of mortgage premium and provisions for loan losses are non-cash charges. Accrued interest receivable increased cash flow during the first quarter of 2000 due to the mortgage asset portfolio decreasing by $168.5 million. Cash charges that decreased net cash provided by operating activities primarily included an increase in due from affiliate. During the quarter ended March 31, 1999, net cash provided by operating activities was approximately $5.2 million. The difference between net cash provided by operating activities and the net income of approximately $1.6 million was primarily the result of amortization of mortgage asset premiums and provisions for loan losses. Both amortization of mortgage premium and provisions for loan losses are non-cash charges. Cash charges that decreased net cash provided by operating activities primarily included an increase in due from affiliate and deposits to the over-collateralization account.

Net cash provided by investing activities for the quarter ended March 31, 2000 was approximately $163.1 million. Net cash used for the quarter ended March 31, 2000 was positively affected by the sale of mortgage loans held-for-investment of approximately $65.6 million, principal payments of approximately $96.5 million and proceeds from the sale of real estate owned of approximately $1.7 million. Net cash used in investing activities for the quarter ended March 31, 1999 was approximately $23.4 million, made up of approximately $77.5 million of mortgage loans purchased, offset by principal payments of mortgage assets of approximately $54.1 million.

For the quarter ended March 31, 2000, net cash used in financing activities was approximately $165.7 million, primarily due to payments on long-term debt of $107.4 million and payments on short-term debt of $55.9 million. For the quarter ended March 31, 1999, net cash provided by financing activities was approximately $18.5 million. Net cash provided by financing activities was positively affected by the increase in net borrowings from short-term debt of approximately $64.4 million. Net cash provided by financing activities was negatively impacted by payments on long-term-debt of approximately $44.7 million and dividends paid of approximately $1.2 million.

BUSINESS RISKS

INTEREST RATE INCREASES MAY REDUCE INCOME FROM OPERATIONS

The majority of the Company's mortgage loans have a repricing frequency of two years or less, while substantially all of the Company's borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related mortgage loans. Consequently, increases in (short-term) interest rates may significantly influence the Company's net interest income. While increases in short-term interest rates will increase the yields on a portion of the Company's adjustable-rate mortgage loans, rising short-term rates will also increase the cost of borrowings by the Company. To the extent such costs rise more than the yields on such mortgage loans, the Company's net interest income will be reduced or a net interest loss may result. The Company mitigates its `gap' risk by purchasing interest rate hedges (referred to as `caps'), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

The value of retained interest in securitization could be adversely impacted by increases in short-term interest rates which may negatively impact the Company's financial condition and results of operations.

HIGH LEVELS OF MORTGAGE ASSET PREPAYMENTS WILL REDUCE OPERATING INCOME

The levels of prepayments of mortgage assets purchased with a premium by the Company directly impacts the level of amortization of capitalized premiums.

Mortgage asset prepayment rates generally increase when new mortgage loan interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan, geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during the first quarter of 2000 on its CMO/FASIT segment of its mortgage loan portfolio due principally to the fact that the underlying adjustable-rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses were expired and borrowers were able to secure more favorable rates by refinancing. The Company anticipates that overall prepayment rates are likely to continue at relatively high levels for an indefinite period on the CMO/FASIT segment of the portfolio, and that prepayment rates will increase on the other segments of the mortgage loan portfolio as the underlying loans are subject to rate increases and prepayment penalties expire. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment penalty income will offset premium amortization expense. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

As of March 31, 2000 approximately 75% of the mortgage loan portfolio had prepayment penalty clauses, with a weighted average of 20 months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.


BORROWER CREDIT MAY DECREASE VALUE OF MORTGAGE ASSETS

During the time the Company holds mortgage loans held-for-investment, bond collateral or retained interest in securitizations it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any mortgage loan held by the Company or mortgage underlying retained interest in securitization, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the mortgage loan, less any payments from an insurer or guarantor. Although the Company has established an allowance for mortgage loan losses, there can be no assurance that any allowance for mortgage loan losses which is established will be sufficient to offset losses on mortgage loans in the future.

Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans, may be greater than those associated with mortgage loans that conform to Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") guidelines. The principal difference between sub-prime mortgage loans and conforming mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require high loan loss allowances. All of the Company's mortgage loans at March 31, 2000 were originated as sub-prime mortgage loans.

Even assuming that properties secured by the mortgage loans held by the Company provide adequate security for such mortgage loans, substantial delays could be encountered in connection with the foreclosure of defaulted mortgage loans, with corresponding delays in the receipt of related proceeds by the Company. State and local statutes and rules may delay or prevent the Company's foreclosure on, or sale of, the mortgaged property and typically prevent the Company from receiving net proceeds sufficient to repay all amounts due on the related mortgage Loan.

Defaulted mortgage loans also cease to be eligible collateral for reverse repurchase borrowings, and therefore have to be financed by the Company from other funds until ultimately liquidated. The Company attempts to mitigate this risk by utilizing long-term financing vehicles. At March 31, 2000, 5.40% of the Company's borrowings for mortgage assets were in the form reverse repurchase borrowings.

ACCUMULATION RISK ASSOCIATED WITH MORTGAGE LOANS HELD-FOR-INVESTMENT

At various points in time, the Company purchases and holds mortgage loans which are primarily financed with short-term reverse repurchase agreements. Typically mortgages are accumulated for one to six months and then securitized and transferred into bond collateral. During the accumulation period the loans are financed with short-term reverse repurchase agreements. Although the reverse repurchase agreements are committed, lenders have the right to mark the mortgage collateral to market and potentially increase the Company's cash equity investment in the mortgage collateral. During periods of rising interest rates or turbulent market conditions, the market value of these loans may be adversely impacted. At March 31, 2000, there were 491 mortgage loans with a principal balance of approximately $58.2 million being financed by short-term reverse repurchase agreements.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk The
        Company is exposed to a variety of risks including changes in interest rates which offset the return of its investments and the cost of its debt. At March 31, 2000, there have not been any material changes in market risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 1999.

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

        (a)    Exhibits

               *3.1 Articles of Amendment and Restatement of the Registrant *3.2 Amended and Restated Bylaws of the Registrant

               27. Financial Data Schedule

               * Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

        (b)    Reports on Form 8-K
                      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                            AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.



Dated: May 12, 2000         By: /s/ Judith A. Berry
                                -----------------------------------
                                    Judith A. Berry,
                                    Executive Vice President
                                    Chief Financial Officer