Form 10-Q
period 2000-06-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2000-08-10
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
  ACT OF 1934.

For the quarterly period ended: June 30, 2000

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to

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

Common Stock ($0.01)                             8,055,500 as of August 10, 2000

INDEX

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2000 and December 31, 1999                                  1

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2000 and June 30, 1999 and for the six months ended June 30, 2000 and
June 30, 1999                                                                                       2

Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and
June 30, 1999                                                                                       3

Notes to Consolidated Financial Statements                                                          5

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         15

Item 2.  Changes in Securities and Use of Proceeds                                                 15

Item 3.  Defaults Upon Senior Securities                                                           15

Item 4.  Submission of Matters to a Vote of Security Holders                                       15

Item 5.  Other Information                                                                         16

Item 6.  Exhibits and Reports on Form 8-K                                                          16

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

          American Residential Investment Trust, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                     ASSETS

                                                                      June 30, 2000         December 31, 1999
                                                                      -------------         -----------------
                                                                       (unaudited)
 Cash and cash equivalents                                             $    14,431             $     8,550
 Mortgage loans held-for-investment, net, pledged                              920                 126,216
 Bond collateral, mortgage loans, net                                    1,006,634               1,153,731
 Bond collateral, real estate owned                                          4,996                   5,187
 Retained interest in securitization                                         4,935                   6,610
 Interest rate cap agreements                                                1,102                   1,556
 Accrued interest receivable, net                                            7,667                   9,665
 Due from affiliate                                                            371                     394
 Investment in American Residential Holdings, Inc.                           1,186                     881
 Other assets                                                                  389                     552
                                                                       -----------             -----------
                                                                       $ 1,042,631             $ 1,313,342
                                                                       ===========             ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
 Short-term debt                                                       $     5,640             $   119,003
 Long-term debt, net                                                       949,334               1,103,258
 Accrued interest payable                                                      347                     619
 Due to affiliate                                                              980                     597
 Accrued expenses and other liabilities                                         89                     176
 Management fees payable                                                       347                     418
 Accrued dividends                                                              --                   2,417
                                                                       -----------             -----------
    Total liabilities                                                      956,737               1,226,488

 Stockholders' Equity:
 Preferred stock, par value $0.01 per share; 1,000 shares
    authorized; no shares issued and outstanding                                --                      --
 Common stock, par value $0.01 per share; 25,000,000 shares
    authorized; 8,055,500 shares issued and outstanding                         81                      81
 Additional paid-in-capital                                                109,271                 109,271
 Accumulated other comprehensive loss                                       (3,650)                 (2,500)
 Accumulated deficit                                                       (19,808)                (19,998)
                                                                       -----------             -----------
    Total stockholders' equity                                              85,894                  86,854
                                                                       -----------             -----------
                                                                       $ 1,042,631             $ 1,313,342
                                                                       ===========             ===========

               See accompanying notes to consolidated financial statements.

          American Residential Investment Trust, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited
                      (in thousands, except per share data)


                                                                For the             For the           For the         For the
                                                           Three Months Ended Three Months Ended Six Months Ended Six Months Ended
                                                             June 30, 2000       June 30, 1999     June 30, 2000   June 30, 1999
                                                           ------------------ ------------------ ---------------- ----------------
Interest income:
Mortgage assets                                                  $22,296           $17,384           $47,326           $31,769
Cash and investments                                                 241               370               421               770
Interest rate cap and floor agreement expense                       (203)             (727)             (343)           (1,325)
                                                                 -------           -------           -------           -------
   Total interest income                                          22,334            17,027            47,404            31,214
Interest expense                                                  17,923             9,614            36,779            17,687
                                                                 -------           -------           -------           -------
Net interest spread                                                4,411             7,413            10,625            13,527
 Premium amortization                                              2,497             4,022             5,935             7,737
                                                                 -------           -------           -------           -------
Net interest income                                                1,914             3,391             4,690             5,790
 Provision for loan losses                                         1,095               954             1,496             1,847
                                                                 -------           -------           -------           -------
Net interest income after provision for loan losses                  819             2,437             3,194             3,943
                                                                 -------           -------           -------           -------
Other operating income:
   Management fee income                                              87               113               197               214
   Equity in income (loss) of American Residential
      Holdings, Inc.                                                 306               (23)              305                81
   Gain on sale of real estate owned, net                             --               117                --               117
   Prepayment penalty income                                         936               785             1,872             1,505
                                                                 -------           -------           -------           -------
      Total other operating income                                 1,329               992             2,374             1,917
                                                                 -------           -------           -------           -------
Net operating income                                               2,148             3,429             5,568             5,860
Other  expenses:
 Loss on sale of real estate owned, net                              469                --               768                --
 Management fees                                                   1,006               681             2,098             1,313
 General and administrative expenses                                 374               723               901               908
                                                                 -------           -------           -------           -------
      Total other expenses                                         1,849             1,404             3,767             2,221
                                                                 -------           -------           -------           -------
Net income                                                           299             2,025             1,801             3,639
                                                                 -------           -------           -------           -------
Other comprehensive income (loss)
   Unrealized holding gains                                           --                19                --                61
   Unrealized holding losses                                        (550)             (295)           (1,150)             (295)
                                                                 -------           -------           -------           -------
      Unrealized holding loss arising during the period             (550)             (276)           (1,150)             (234)
                                                                 -------           -------           -------           -------
Comprehensive income (loss)                                         (251)            1,749               651             3,405
                                                                 =======           =======           =======           =======

Net income per share of common stock - basic and diluted            0.04              0.25              0.22              0.45
Dividends per share of common stock for the related period          0.20              0.25              0.40              0.45

          See accompanying notes to consolidated financial statements.

          American Residential Investment Trust, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, unaudited
                                 (in thousands)

                                                                                         For the                For the
                                                                                     Six Months Ended      Six Months Ended
                                                                                      June 30, 2000          June 30, 1999
                                                                                     ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $   1,801             $   3,639
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization of mortgage assets premiums                                              5,935                 7,737
      Amortization of interest rate cap agreements                                            445                   368
      Amortization of CMO capitalized costs                                                   525                   168
      Amortization of CMO premium                                                             (78)                  (79)
      Provision for loan losses                                                             1,496                 1,847
      Equity in income of American Residential Holdings, Inc.                                (305)                  (81)
      (Increase) decrease in deposits to retained interest in securitization                  525                (1,047)
      (Gain) loss on sale of real estate owned                                                768                  (117)
      (Increase) decrease in accrued interest receivable                                    2,999                (3,743)
      (Increase) decrease in other assets                                                     163                  (654)
      (Increase) decrease in due from affiliate                                                23                  (464)
      Increase (decrease) in accrued interest payable                                        (272)                  195
      Increase (decrease) in accrued expenses and management fees payable                    (158)                  707
      Increase (decrease) in due to affiliate                                                 383                   (37)
                                                                                        ---------             ---------
      Net cash provided by operating activities                                            14,250                 8,439
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mortgage loans held-for-investment                                            (622)             (514,102)
   Sale of mortgage loans held-for-investment                                              65,884                    --
   Sale of interest rate cap agreement                                                          9                    --
   Principal payments on mortgage securities available-for-sale                                --                 3,296
   Principal payments on mortgage loans held-for-investment                                 1,860                11,827
   Principal payments on bond collateral                                                  191,696                91,658
   Proceeds from sale of real estate owned                                                  4,566                 2,215
                                                                                        ---------             ---------
      Net cash provided by (used in) investing activities                                 263,393              (405,106)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of CMO bonds                                                                   56,210               229,000
   Increase (decrease) in net borrowings from short-term debt                            (113,363)              243,173
   Dividends paid                                                                          (4,028)               (2,819)
   Payments on long-term debt                                                            (210,365)              (92,724)
   Increase in debt issuance costs                                                           (216)               (1,603)
                                                                                        ---------             ---------
      Net cash provided by (used in) financing activities                                (271,762)              375,027
Net increase (decrease) in cash and cash equivalents                                        5,881               (21,640)
Cash and cash equivalents at beginning of period                                            8,550                34,645
                                                                                        ---------             ---------
Cash and cash equivalents at end of period                                              $  14,431             $  13,005
                                                                                        =========             =========

          See accompanying notes to consolidated financial statements.

          American Residential Investment Trust, Inc. and Subsidiaries
           Consolidated Statements of Cash Flows, unaudited, continued
                                 (in thousands)

                                                                                         For the                For the
                                                                                     Six Months Ended      Six Months Ended
                                                                                      June 30, 2000          June 30, 1999
                                                                                     ----------------      ----------------
Supplemental information - interest paid                                                 $ 35,841              $  16,922
                                                                                         =========             =========
Non-cash transactions:
   Transfers from mortgage loans held-for-investment, net to bond collateral             $ 58,279              $ 245,343
                                                                                         =========             =========
   Transfers from bond collateral to real estate owned                                   $  6,144              $   5,494
                                                                                         =========             =========

          See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., ("AmRIT") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended June 30, 2000, have been included. Certain reclassifications may have been made to interim period amounts to conform to the current presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

New Accounting Standards

In March 2000, the Financial Accounting Standards Board, ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board, ("APB") Opinion No. 25. FASB Interpretation No. 44 clarifies certain issues related to the application of APB Opinion 25 and is effective July 1, 2000, with certain conclusions covering specific events that occurred either after December 15, 1998 or January 12, 2000. FASB Interpretation No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," (Statement 138). Statement 138 addresses a limited number of issues causing implementation difficulties for numerous entities that are required to apply Statement 133.

Statement 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and Statement 138, continues to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has determined there is no material impact from adopting Statement 133.

NOTE 2. INCOME PER SHARE

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except share and per share data):


                                                        For the              For the              For the            For the
                                                     Three Months         Three Months          Six Months         Six Months
                                                         Ended                Ended                Ended              Ended
                                                     June 30, 2000        June 30, 1999        June 30, 2000      June 30, 1999
                                                     -------------        -------------        -------------      -------------
                                                                          (in thousands, except share data)
Numerator:
   Numerator for basic income per share
   net earnings                                       $      299           $    2,025           $    1,801           $    3,639
Denominator:
   Denominator for basic income per share -
   weighted average number of common shares
   outstanding during the period                       8,055,500            8,055,500            8,055,500            8,055,500
Incremental common shares attributable to
   exercise of outstanding options                            --               15,309                   --               15,196
                                                      ----------           ----------           ----------           ----------
Denominator for diluted income per share               8,055,500            8,070,809            8,055,500            8,070,696
Basic and diluted income per share                    $     0.04           $     0.25           $     0.22           $     0.45

For the three and six months ended June 30, 2000 and 1999 there were 1,021,100 and 723,400 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

NOTE 3. MORTGAGE LOANS HELD FOR INVESTMENT, NET, PLEDGED

At June 30, 2000 and December 31, 1999, mortgage loans held for investment consisted of the following (dollars in thousands):


                                                2000                  1999
                                              ---------            ---------
Mortgage loans held-for-investment,
   principal                                  $     897            $ 122,036
Unamortized premium                                  24                4,343
Allowance for loan losses                            (1)                (163)
                                              ---------            ---------
                                              $     920            $ 126,216
                                              =========            =========


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

At June 30, 2000, none of the mortgage loans held for investment, net were pledged as collateral.

NOTE 4. BOND COLLATERAL, MORTGAGE LOANS

AmRIT has pledged mortgage loans as collateral in order to secure long-term-debt. Bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All bond collateral is pledged to secure repayment of the related long-term-debt obligations. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the long-term-debt obligations. The obligations under the long-term-debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT.

The components of the bond collateral at June 30, 2000 and December 31, 1999 are summarized as follows (dollars in thousands):


                                  REMIC          CMO/REMIC           CMO              CMO            CMO/FASIT
                                 2000-2           1999-A            1999-2           1999-1            1998-1             TOTAL
                             Securitization   Securitization    Securitization    Securitization   Securitization    Bond Collateral
                             --------------   --------------    --------------    --------------   --------------    ---------------
     At June 30, 2000
Mortgage loans                   $55,816         $281,312          $352,965          $153,591          $129,930         $  973,614
Unamoritized premium               2,042            9,632            13,220             7,233             5,472             37,599
Allowance for loan losses            (13)            (562)             (209)           (2,062)           (1,733)            (4,579)
                                 -------         --------          --------          --------          --------         ----------
                                 $57,845         $290,382          $365,976          $158,762          $133,669         $1,006,634
                                                 ========          ========          ========          ========         ==========

Weighted average net coupon         9.10%            9.45%             8.99%             9.58%            10.95%              9.48%

   AT DECEMBER 31, 1999
Mortgage loans                                   $319,606          $385,795          $200,884          $210,584         $1,116,869
Unamoritized premium                               12,227            14,284             8,622             6,279             41,412
Allowance for loan losses                            (298)             (332)           (1,443)           (2,477)            (4,550)
                                                 --------          --------          --------          --------         ----------
                                                 $331,535          $399,747          $208,063          $214,386         $1,153,731
                                                 ========          ========          ========          ========         ==========

Weighted average net coupon                          9.39%             9.03%             8.91%            10.15%              9.32%

The Company maintains an allowance for losses on mortgage loans held-for-investment and bond collateral, mortgage loans at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

NOTE 5. BOND COLLATERAL, REAL ESTATE OWNED

The Company owned 78 properties and 68 properties as of June 30, 2000 and December 31, 1999, respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal. At June 30, 2000 and December 31, 1999 real estate owned totaled approximately $5.0 million and $5.2 million, respectively.

NOTE 6. SHORT-TERM DEBT

At June 30, 2000, there were no mortgage loans reverse repurchase agreements outstanding. At December 31, 1999, the Company had approximately $119.0 million of mortgage loans reverse repurchase agreements outstanding, with a borrowing rate of 6.05%. The highest month end balance and the average balance outstanding during the three months ended June 30, 2000 were approximately $56.8 million and $19.4 million, respectively. The highest month end balance and the average balance outstanding during the three months ended December 31, 1999 were approximately $119.0 million and $50.5 million, respectively. The remaining maturity was one day for both 2000 and 1999.

At December 31, 1999, the mortgage loans reverse repurchase agreements had the following characteristics (dollars in thousands):

                                       December 31, 1999
                            -------------------------------------------
                            Repurchase     Underlying     Interest Rate
                            Liability      Collateral      (per annum)
                            ----------     ----------      ------------
    Bear Stearns            $119,003        $122,017          6.05%
                            --------        --------          -----
                            $119,003        $122,017          6.05%
                            ========        ========          =====


Additionally, in conjunction with the 1999-A securitization, Eagle 2 received additional financing from Greenwich Capital Financial Products, Inc. ("GCFP"). The financing agreement was entered into on August 26, 1999 with a maturity date of February 26, 2001. AmRIT has guaranteed the payment and performance when due of all obligations of Eagle 2 to GCFP under the financing agreement. The Investor Certificate for 1999-A is pledged as collateral for this debt. At June 30, 2000, the balance of the short-term debt was approximately $5.6 million. At December 31, 1999, additional financing from GCFP was approximately $6.1 million and classified as long-term debt.

NOTE 7. LONG-TERM DEBT, NET

        During the second quarter of 2000, AmRIT, through its wholly-owned subsidiary, Eagle, conveyed an interest in approximately $56.2 million of mortgage loans to Countrywide Home Loans, Inc. in exchange for a specified cash sum and certain REMIC securities. Under generally accepted accounting principles, the transaction was treated as an issuance of Long-Term Debt, Series 2000-2, secured by the mortgage loans. The Series 2000-2 Long-Term Debt consists of five classes, each of which bears interest at an adjustable rate. The stated maturity for the Series 2000-2 Long-Term Debt is June 25, 2031, however, since the maturity of the debt is directly affected by the rate of principal repayments of the related mortgage loans, the actual maturity is likely to occur earlier than stated maturity.

The components of the long-term-debt at June 30, 2000 and December 31, 1999, along with selected other information are summarized below (dollars in thousands):

                                     CMO/REMIC       CMO/REMIC          CMO             CMO          CMO/FASIT
                                      2000-2          1999-A           1999-2          1999-1          1998-1             TOTAL
        At June 30, 2000           Securitization  Securitization  Securitization  Securitization  Securitization    BOND COLLATERAL
                                   --------------  --------------  --------------  --------------  --------------    ---------------
Long-Term debt                        $55,816         $275,773        $343,251        $150,991        $126,372         $  952,203
CMO premium, net                           --               --              --              --             158                158
Capitalized costs on long-term debt      (215)             (27)         (1,537)           (997)           (251)            (3,027)
                                      -------         --------        --------        --------        --------         ----------
Total Long-Term debt                  $55,601         $275,746        $341,714        $149,994        $126,279         $  949,334
                                      =======         ========        ========        ========        ========         ==========

Weighted average financing rates         7.05%            6.69%           6.97%           6.96%           7.52%              6.96%

      AT DECEMBER 31, 1999
Long-Term debt                                        $317,057        $376,855        $198,228        $208,120         $1,100,260
CMO premium, net                                            --              --              --             237                237
Capitalized costs on long-term debt                        (30)         (1,679)         (1,299)           (329)            (3,337)
                                                       -------        --------        --------        --------         ----------
Total Long-Term debt                                  $317,027        $375,176        $196,929        $208,028         $1,097,160
                                                      ========        ========        ========        ========         ==========

Weighted average financing rates                          5.57%           6.11%           5.94%           5.98%              5.90%


NOTE 8. SUBSEQUENT EVENTS

On July 20, 2000, the Company declared a $0.20 per share dividend payable on August 7, 2000 to shareholders of record as of July 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates", "seeks" and derivatives of such words are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income, mortgage asset portfolio, financings, ways the Company may seek to grow income, the Company's belief regarding future prepayment rates and future borrowing costs, and the effect on the Company's operations of changes in interest rates are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth in this item 2 under the heading "Business Risks". In particular, the Company's future income could be affected by interest rate increases, high levels of prepayments, mortgage loan defaults, reductions in the value of retained interest in securitizations, and inability to acquire or finance new mortgage assets.

OVERVIEW

The Company's revenue primarily consists of interest income generated from its mortgage assets and its cash and investment balances (collectively, "earning assets"), management fees, prepayment penalty income and income from equity in income of American Residential Holdings, Inc.

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

The Company may seek to generate growth in net income in a variety of ways, including through (i) changing the mix of mortgage asset types among the earning assets and lowering premiums paid in an effort to improve returns and reduce the Company's sensitivity to prepayments, issuing new common stock and increasing the size of the earning assets, and (ii) increasing the efficiency with which the Company uses its equity capital over time by maintaining the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity. There can be no assurance, however, that the Company's efforts will be successful or that the Company will increase or maintain its income level.

RESULTS OF OPERATIONS

For the six months ended June 30, 2000, the Company generated net income of approximately $1.8 million and net income per share of common stock diluted of $0.22 compared to the six months ended June 30, 2000 when the Company generated net income of approximately $3.6 million and net income per share of common stock diluted of $0.45.

The growth in mortgage asset interest income of approximately $15.6 million to approximately $47.3 million for the six months ended June 30, 2000 from approximately $31.8 million for the six months ended June 30, 1999 was primarily due to an increase in the Company's mortgage assets held during the period, and higher asset yields due to a change in the composition of mortgage assets.

The increase in mortgage asset interest income was offset by an increase of approximately $19.1 million in interest expense to approximately $36.8 million for the six months ended June 30, 2000 from approximately $17.7 million for the six months ended June 30, 1999. Interest expense was higher between the six months ended June 30, 2000 and 1999 due to the larger base of mortgage assets held by the Company and an increase in borrowing rates. A majority of the Company's borrowing rates are based upon a spread over the one-month London InterBank Offered Rate ("LIBOR"). LIBOR rates have steadily increased over the last several months. These increases have closely corresponded to increases in the Federal Funds rate as set by the Federal Open Market Committee headed by Alan Greenspan. Based upon current market sentiment, the Company expects its borrowing costs will continue to increase.

Net interest income decreased $1.1 million to approximately $4.7 million for the six months ended June 30, 2000 from approximately $5.8 million for the six months ended June 30, 1999 due to the decrease in net interest spread, offset by the decrease in premium amortization. Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $5.9 million for the six months ended June 30, 2000 and approximately $7.7 million for the six months ended June 30, 1999. Lower premium amortization expense is due to a reduction in the unamortized premium on the CMO/FASIT 1998-1 portfolio ($807,000 for the six months ended June 30, 2000, compared to $6.8 million for the six months ended June 30, 1999), offset by higher amortization associated with the growth in the size of the portfolio during the second half of 1999.

The following chart represents constant repayment rates ("CPRs"):

                                                    Six              Six
                                                  Months            Months
                                 Lifetime      June 30, 2000    June 30, 1999
                                 --------      -------------    -------------
Bond collateral:
        CMO/FASIT 1998-1           45.0%           62.0%            38.5%
        CMO 1999-1                 30.0%           38.0%            20.8%
        CMO 1999-2                 14.4%           15.5%               --
        CMO/REMIC 1999-A           18.3%           21.4%               --

At June 30, 2000, unamortized premiums as a percentage of the remaining principal amount of bond collateral, mortgage loans were 3.86%, as compared to 6.60% at June 30, 1999.

Net interest income, after provision for loan losses, decreased $749,000 from approximately $3.9 million for the six months ended June 30, 1999 to approximately $3.2 million for the six months ended June 30, 2000, due primarily to the decrease in net interest income discussed above.

During the six months ended June 30, 2000, other operating income increased $457,000 over the six months ended June 30, 1999, primarily due an increase of $367,000 in prepayment penalty income due to an increase in the size of the mortgage loan portfolio and the proportion of loans with prepayment penalties. Also contributing to this increase is the increase of approximately $224,000 in equity in income of American Residential Holdings, Inc. from approximately $81,000 at June 30, 1999 to $305,000 at June 30, 2000. Offsetting this increase is a gain on the sale of real estate owned of $117,000 for the six months ended June 30, 1999 versus a loss of $768,000 booked under "Other Expenses" for the six months ended June 30, 2000.

For the six months ended June 30, 2000, other expenses increased $778,000 (excluding the loss on sale of real estate owned of $768,000 for the six months ended June 30, 2000) over the six months ended June 30, 1999. Management fees increased $785,000 as a result of an increase in the size of mortgage assets. General and administrative expenses remained relatively constant from the six months ended June 30, 1999 to the six months ended June 30, 2000.

For the three months ended June 30, 2000, the Company generated net income of $299,000 and net income per share of common stock diluted of $0.04 compared to the three months ended June 30, 2000 when the Company generated net income of approximately $2.0 million and net income per share of common stock diluted of $0.25.

The growth in mortgage asset interest income of approximately $4.9 million to approximately $22.3 million for the three months ended June 30, 2000 from approximately $17.4 million for the three months ended June 30, 1999 was primarily due to an increase in the Company's mortgage assets held during the period, and higher asset yields due to a change in the composition of mortgage assets.

The increase in mortgage asset interest income was offset by an increase of approximately $8.3 million in interest expense to approximately $17.9 million for the three months ended June 30, 2000 from approximately $9.6 million for the three months ended June 30, 1999. Interest expense was higher between the three months ended June 30, 2000 and 1999 due to the larger base of mortgage assets held by the Company and an increase in borrowing rates. As the one-month LIBOR rates continue to increase, so do the Company's borrowing rates. Based upon current market sentiment, the Company expects its borrowing costs will continue to increase.

Net interest income decreased approximately $1.5 million to approximately $1.9 million for the three months ended June 30, 2000 from approximately $3.4 million for the three months ended June 30, 1999 due to the decrease in net interest spread, offset by the decrease in premium amortization. Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $2.5 million for the three months ended June 30, 2000 and approximately $4.0 million for the three months ended June 30, 1999. Lower premium amortization expense is due to a reduction in the unamortized premium on the bond collateral, mortgage loans portfolio of $395,000 for the three months ended June 30, 2000, compared to $6.3 million increase for the three months ended June 30, 1999.

The following chart represents constant repayment rates ("CPRs"):

                                                   Three            Three
                                                  Months            Months
                                               June 30, 2000    June 30, 1999
                                               -------------    -------------
        Bond collateral:
                     CMO/FASIT 1998-1              68.6%            38.0%
                     CMO 1999-1                    24.2%               --
                     CMO 1999-2                    13.7%               --
                     CMO/REMIC 1999-A              18.1%               --


Net interest income, after provision for loan losses, decreased approximately $1.6 million from approximately $2.4 million for the three months ended June 30, 1999 to $819,000 for the three months ended June 30, 2000 due primarily to the decrease in net interest income discussed above.

During the three months ended June 30, 2000, other operating income increased $337,000 over the three months ended June 30, 1999, primarily due an increase of $151,000 in prepayment penalty income due to an increase in the size of the mortgage loan portfolio and the proportion of loans with prepayment penalties. Also contributing to this increase is the increase of $329,000 in equity in income of American Residential Holdings, Inc. from a loss of $23,000 at June 30, 1999 to income of $306,000 at June 30, 2000. Offsetting this increase is a gain on the sale of real estate owned of $117,000 for the three months ended June 30, 1999 versus a loss of $469,000 booked under "Other Expenses" for the three months ended June 30, 2000.

For the three months ended June 30, 2000, other expenses decreased $24,000 (excluding the loss on sale of real estate owned of $469,000 for the three months ended June 30, 2000) over the three months ended June 30, 1999. Management fees increased $325,000 as a result of an increase in the size of mortgage assets. General and administrative expenses decreased $349,000 from the three months ended June 30, 1999 to the three months ended June 30, 2000 primarily due to a decrease in loan costs.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, net cash provided by operating activities was approximately $14.3 million. The difference between net cash provided by operating activities and the net income of approximately $1.8 million was primarily the result of amortization of mortgage asset premiums, provision for loan losses and a decrease in accrued interest receivable. Both amortization of mortgage premium and provisions for loan losses are non-cash charges. Accrued interest receivable increased cash flow during the first six months of 2000 due to the mortgage asset portfolio decreasing approximately $272.4 million from December 31, 1999 to June 30, 2000. The primary uses of cash that lowered amounts available to fund operations included an increase in equity in income of American Residential Holdings, Inc. and a decrease in accrued interest payable due to the decrease of approximately $119.0 million from December 31, 1999 to June 30, 2000 in reverse repurchase agreements.

Net cash provided by investing activities for the six months ended June 30, 2000 was approximately $263.4 million. Net cash used for the six months ended June 30, 2000 was positively affected by the sale of mortgage loans held-for-investment of approximately $65.9 million, principal payments of approximately $193.6 million and proceeds from the sale of real estate owned of approximately $4.6 million. Net cash used in investing activities for the six months ended June 30, 2000 consisted of the purchase of mortgage loans held-for-investment of $622,000.

For the six months ended June 30, 2000, net cash used in financing activities was approximately $271.8 million, primarily due to payments on long-term debt of approximately $210.4 million and payments on short-term debt of approximately $113.4 million. Net cash used in financing was further reduced by the payment of dividends of approximately $4.0 million. Net cash used in financing activities was positively affected by the issuance of CMO bonds of approximately $56.2 million.

During the six months ended June 30, 1999, net cash provided by operating activities was approximately $8.4 million. The difference between net cash provided by operating activities and the net income of approximately $3.6 million was primarily the result of amortization of mortgage asset premiums and provisions for loan losses. Both amortization of mortgage asset premiums and provisions for loan losses are non-cash charges. The primary uses of cash that lowered amounts not available to fund operations included an increase in accrued interest receivable and deposits to the retained interest in securitization.

Net cash used in investing activities for the six months ended June 30, 1999 was approximately $405.1 million and was made up of mortgage loans purchased of approximately $514.1 million offset by principal payments of mortgage assets of approximately $106.8 million and proceeds from the sale of real estate owned of approximately $2.2 million.

For the six months ended June 30, 1999, net cash provided by financing activities was approximately $375.0 million. Net cash provided by financing activities was primarily the result of an increase in net borrowings from short-term debt of approximately $243.2 million and the issuance of CMO bonds of $229.0 million offset by payments on long-term debt of approximately $92.7 million.

BUSINESS RISKS

INTEREST RATE INCREASES MAY REDUCE INCOME FROM OPERATIONS

The majority of the Company's mortgage loans have a repricing frequency of two years or less, while substantially all of the Company's borrowings have a repricing frequency of one month or less. Consequently increases in (short-term) interest rates may significantly influence the Company's net interest spread. While increases in short-term interest rates will increase the yields on a portion of the Company's adjustable-rate mortgage loans, rising short-term rates will also increase the cost of all borrowings by the Company. Spread compression also adversely impacts the value of the Company's retained interest in securitization. The amount of mismatch between the potential re-pricing of assets and the re-pricing of borrowings is typically referred to as `gap' risk. The Company mitigates its gap risk by purchasing interest rate hedges (referred to as `caps'), however potential income from these hedges only partially offsets the adverse impact of rising borrowing costs.

Spread compression over the past year, caused by a 150 basis point increase in borrowing rates over the past year, not offset by a corresponding increase in asset yields, and a decline in the size of the portfolio have reduced the level of interest income and operating cash flow available to fund new portfolio asset acquisitions. Asset yields are expected to increase by mid-2001 when the rates on the majority of the Company's mortgage loans are expected to contractually increase, with a corresponding widening of the net interest margin (the spread between asset yields and borrowing rates). However, with limited cash flow available to fund new portfolio acquisitions and the Company's desire to deploy capital to build its mortgage loan origination capability, it is likely that the portfolio size will continue to decline, unless the Company obtains new equity capital. Consequently, spread compression and decreases in the size of the mortgage portfolio may continue to negatively impact the Company's financial condition and results of operations.

BORROWER DEFAULTS MAY DECREASE VALUE OF MORTGAGE ASSETS AND REDUCE OPERATING INCOME

During the time the Company holds mortgage loans held-for-investment, bond collateral or retained interests in securitizations it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any mortgage loan held by the Company, or on mortgages underlying a retained interest in a securitization, the Company will bear the risk of loss of interest and principal to the extent of any deficiency between the value of the secured property and the amount owing on the mortgage loan, less any payments from an insurer or guarantor. Although the Company has established an allowance for mortgage loan losses, there can be no assurance that any allowance for mortgage loan losses which is established will be sufficient to offset losses on mortgage loans in the future.

The vast majority of mortgage loans owned by the Company are non-conforming, sub-prime, loans. Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans, may be greater than those associated with mortgage loans that conform to Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") guidelines. The principal difference between sub-prime mortgage loans and conforming mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require high loan loss allowances.

INABILITY TO ACQUIRE MORTGAGE ASSETS

The size of the Company's portfolio and resulting net interest income will depend, in part, on the Company's ability to acquire mortgage assets on acceptable terms and at favorable spreads over the Company's borrowing costs. There can be no assurance that the Company will be able to replenish the mortgage asset portfolio as prepayments occur.

To the extent that the Company is unable to invest in a sufficient amount of mortgage loans meeting its criteria, the Company's results of operations could be materially adversely affected.

The Company's ability to acquire mortgage assets is dependent on the level of operating cash flow available for investment in new mortgage assets. Provisions in certain long term debt agreements require the Company maintain or achieve predetermined over-collateralization levels, which is the difference between the par balance of the mortgage loan collateral and the long term debt (bond) balance. Increases in over-collateralization requirements are triggered by various measurements such as the gross interest spread of the pool and the percentage of defaults on the mortgage collateral. In the event that increases to over-collateralization targets are required, the increases are achieved by the bond trustee applying some or all of the interest spread cash collected on the mortgages directly to bond liabilities, thereby reducing the Company's outstanding debt and increasing the Company's over-collateralization account, or equity in the loan pool. As such, this operating cash flow would not be available to acquire new mortgage assets, until such time that over-collateralization requirements decline. The Company's over-collateralization requirements have increased on its 99-2 securitization and further increases may be required on this portfolio or on other securitizations.

The Company is also dependent on the availability of financing to fund mortgage asset acquisitions. There can be no assurances that the Company's current short-term financing facilities will be renewed or replaced, or that additional long-term financing will be available.

In acquiring mortgage assets, the Company will compete with numerous other financial institutions. The effect of the existence of these competitors may be to increase competition for the available supply of suitable mortgage assets or drive up the prices for mortgage assets available for purchase by the Company.

HIGH LEVELS OF MORTGAGE ASSET PREPAYMENTS WILL REDUCE OPERATING INCOME

High levels of prepayments of mortgage assets purchased with a premium by the Company can impair the value of mortgage assets and thus the level of amortization of capitalized premiums.

Mortgage asset prepayment rates generally increase when new mortgage loan interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan, geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The Company experienced high levels of prepayments in 1999 and for the first six months of 2000 on its CMO/FASIT segment of its mortgage loan portfolio due principally to the fact that the underlying adjustable-rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses have expired and borrowers were able to secure more favorable rates by refinancing. Because this portfolio was purchased at a large premium, and the Company expected prepayment rates to continue at high levels into 2000, the Company took an impairment adjustment in December 1999 to recognize the impact of rapid repayments on that portfolio.

Based on projected prepayments on its mortgage asset portfolio, the Company believes that its remaining capitalized premiums can be amortized over the remaining life of the mortgages such that a sufficient gross yield can be maintained on the portfolio. However, there can be no assurance that the Company will experience prepayment rates sufficient to avoid further impairment write downs. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

As of June 30, 2000 approximately 74% of the mortgage loan portfolio had prepayment penalty clauses, with a weighted average of 19 months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         The Company is exposed to a variety of risks including changes in interest rates which offset the return of its investments and the cost of its debt. At June 30, 2000, there have not been any material changes in market risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

Item. 1. Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) Annual Meeting of Stockholders held on May 24, 2000

         (b) Proposal #1: To elect three (3) Class III directors

                                      Votes For      Against         Abstained
                                      ---------      -------         ---------
               John M. Robbins        7,576,784        78,820            0
               Jay M. Fuller          7,576,784        78,820            0
               Mark J. Riedy          7,576,784        78,820            0

               The continuing directors are: David E. DeLeeuw, Richard T. Pratt, Ray McKewon and H. James Brown.

         (c) Proposal #2: To amend the 1997 Outside Directors Stock Option Plan to increase the maximum aggregate number of shares reserved for issuance thereunder to 60,000 shares of common stock.

                                    Votes For      Against         Abstained
                                    ---------      -------         ---------
                                    7,223,999      382,235           49,370


Item 5. Other Information
        None




Item 6. Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  *3.1 Articles of Amendment and Restatement of the Registrant *3.2 Amended and Restated Bylaws of the Registrant

                  27. Financial Data Schedule

                  * Incorporated by reference to Registration Statement on Form
                    S-11 (File No. 333-33679)

         (b)      Reports on Form 8-K
                           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.



Dated: August 10, 2000                      By: /s/ Judith A. Berry
                                               ---------------------------------
                                                    Judith A. Berry,
                                                    Executive Vice President
                                                    Chief Financial Officer