Form 10-Q
period 2000-09-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2000-11-13
CIK 1035744

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

    For the quarterly period ended: September 30, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the transition period from__________________to____________________

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

Common Stock ($0.01)                           8,055,500 as of November 13, 2000

INDEX

                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2000 and December 31, 1999                        3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the
three months ended September 30, 2000 and September 30, 1999 and for the nine
months ended September 30, 2000 and September 30, 1999                                         4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and
September 30, 1999                                                                             5

Notes to Consolidated Financial Statements                                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                        12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                           19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    19

Item 2.  Changes in Securities and Use of Proceeds                                            19

Item 3.  Defaults Upon Senior Securities                                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                                  19

Item 5.  Other Information                                                                    19

Item 6.  Exhibits and Reports on Form 8-K                                                     19

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

          American Residential Investment Trust, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                     ASSETS
                                                                       September 30, 2000   December 31, 1999
                                                                       ------------------   -----------------
                                                                          (unaudited)
Cash and cash equivalents                                                     $    15,445         $     8,550
Mortgage loans held-for-investment, net, pledged                                       --             126,216
Bond collateral, mortgage loans, net                                              915,044           1,153,731
Bond collateral, real estate owned                                                  6,824               5,187
Retained interest in securitization                                                 3,812               6,610
Interest rate cap agreements                                                        1,332               1,556
Accrued interest receivable, net                                                    6,735               9,665
Due from affiliate                                                                    407                 394
Investment in American Residential Holdings, Inc.                                   1,194                 881
Other assets                                                                          356                 552
                                                                              -----------         -----------
                                                                              $   951,149         $ 1,313,342
                                                                              ===========         ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt                                                               $     5,337         $   119,003
Long-term debt, net                                                               863,666           1,103,258
Accrued interest payable                                                              299                 619
Due to affiliate                                                                      979                 597
Accrued expenses and other liabilities                                                 70                 176
Management fees payable                                                               298                 418
Accrued dividends                                                                      --               2,417
                                                                              -----------         -----------
   Total liabilities                                                              870,649           1,226,488

Stockholders' Equity:
Preferred stock, par value $0.01 per share; 1,000 shares
   authorized; no shares issued and outstanding                                        --                  --
Common stock, par value $0.01 per share; 25,000,000 shares
   authorized; 8,055,500 shares issued and outstanding                                 81                  81
Additional paid-in-capital                                                        109,271             109,271
Accumulated other comprehensive loss                                                   --              (2,500)
Accumulated deficit                                                               (28,852)            (19,998)
                                                                              -----------         -----------
   Total stockholders' equity                                                      80,500              86,854
                                                                              -----------         -----------
                                                                              $   951,149         $ 1,313,342
                                                                              ===========         ===========

          See accompanying notes to consolidated financial statements.

          American Residential Investment Trust, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited
                      (in thousands, except per share data)


                                                                               For the                 For the
                                                                          Three Months Ended      Three Months Ended
                                                                          September 30, 2000      September 30, 1999
                                                                          ------------------      ------------------
   Interest income:
   Mortgage assets                                                             $ 19,780                 $ 21,940
   Cash and investments                                                             226                      505
       Interest rate cap and floor agreement expense                               (131)                    (385)
                                                                               --------                 --------
      Total interest income                                                      19,875                   22,060
   Interest expense                                                              16,925                   14,159
                                                                               --------                 --------
   Net interest spread                                                            2,950                    7,901
   Premium amortization                                                           2,500                    4,853
                                                                               --------                 --------
   Net interest income                                                              450                    3,048
      Provision for loan losses                                                   2,396                      804
                                                                               --------                 --------
   Net interest income (loss) after provision for loan losses                    (1,946)                   2,244
                                                                               --------                 --------
   Other operating income:
      Management fee income                                                          69                      136
      Equity in income of American Residential
         Holdings, Inc.                                                               8                       47
      Gain on sale of mortgage backed securities                                     --                       30
      Prepayment penalty income                                                     929                    1,176
                                                                               --------                 --------
         Total other operating income                                             1,006                    1,389
                                                                               --------                 --------
   Net operating income (loss)                                                     (940)                   3,633
   Other  expenses:
      Loss on sale of real estate owned, net                                        340                      222
      Loss on loan sales                                                            167                       --
      Management fees                                                               919                    1,063
      General and administrative expenses                                           365                      182
                                                                               --------                 --------
         Total other expenses                                                     1,791                    1,467
                                                                               --------                 --------
   Income (loss) before impairment on retained interest in securitization        (2,731)                   2,166
                                                                               --------                 --------
      Impairment  on retained interest in securitization                          4,702                       --
                                                                               --------                 --------
   Net income (loss)                                                             (7,433)                   2,166
                                                                               --------                 --------
   Other comprehensive income (loss)
         Unrealized holding losses arising during the period                         --                     (107)
         Reclassification adjustment for loss included in net income              3,650                       --
                                                                               --------                 --------
   Other comprehensive income (loss)                                              3,650                     (107)
                                                                               --------                 --------
   Comprehensive income (loss)                                                   (3,783)                   2,059
                                                                               ========                 ========

   Net income (loss) per share of common stock - basic and diluted                (0.92)                    0.27
   Dividends per share of common stock for the related period                      0.20                     0.27


                                                                              For the                 For the
                                                                         Nine Months Ended       Nine Months Ended
                                                                         September 30, 2000      September 30, 1999
                                                                         ------------------      ------------------
   Interest income:
   Mortgage assets                                                            $ 67,103                 $ 51,890
   Cash and investments                                                            647                    3,094
       Interest rate cap and floor agreement expense                              (473)                  (1,710)
                                                                              --------                 --------
      Total interest income                                                     67,277                   53,274
   Interest expense                                                             53,704                   31,847
                                                                              --------                 --------
   Net interest spread                                                          13,573                   21,427
   Premium amortization                                                          8,436                   12,589
                                                                              --------                 --------
   Net interest income                                                           5,137                    8,838
      Provision for loan losses                                                  3,892                    2,708
                                                                              --------                 --------
   Net interest income (loss) after provision for loan losses                    1,245                    6,130
                                                                              --------                 --------
   Other operating income:
      Management fee income                                                        267                      350
      Equity in income of American Residential
         Holdings, Inc.                                                            313                      128
      Gain on sale of mortgage backed securities                                    --                       30
      Prepayment penalty income                                                  2,800                    2,681
                                                                              --------                 --------
         Total other operating income                                            3,380                    3,189
                                                                              --------                 --------
   Net operating income (loss)                                                   4,625                    9,319
   Other  expenses:
      Loss on sale of real estate owned, net                                     1,107                      105
      Loss on loan sales                                                           167                       --
      Management fees                                                            3,017                    2,375
      General and administrative expenses                                        1,264                    1,033
                                                                              --------                 --------
         Total other expenses                                                    5,555                    3,513
                                                                              --------                 --------
   Income (loss) before impairment on retained interest in securitization         (930)                   5,806
                                                                              --------                 --------
      Impairment  on retained interest in securitization                         4,702                       --
                                                                              --------                 --------
   Net income (loss)                                                            (5,632)                   5,806
                                                                              --------                 --------
   Other comprehensive income (loss)
         Unrealized holding losses arising during the period                    (1,150)                    (402)
         Reclassification adjustment for loss included in net income             3,650                       --
                                                                              --------                 --------
   Other comprehensive income (loss)                                             2,500                     (402)
                                                                              --------                 --------
   Comprehensive income (loss)                                                  (3,132)                   5,404
                                                                              ========                 ========

   Net income (loss) per share of common stock - basic and diluted               (0.70)                    0.72
   Dividends per share of common stock for the related period                     0.60                     0.72

          See accompanying notes to consolidated financial statements.

          American Residential Investment Trust, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, unaudited
                                 (in thousands)

                                                                               For the               For the
                                                                          Nine Months Ended     Nine Months Ended
                                                                          September 30, 2000    September 30, 1999
                                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $  (5,632)             $   5,806
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Amortization of mortgage assets premiums                                     8,436                 12,589
      Amortization of interest rate cap agreements                                   778                    625
      Amortization of CMO capitalized costs                                          783                    272
      Amortization of CMO premium                                                   (117)                  (119)
      Provision for loan losses                                                    3,892                  2,708
      Equity in income of American Residential Holdings, Inc.                       (313)                  (128)
      Decrease in deposits to retained interest in securitization                    596                   (855)
      Impairment loss on retained interest in securitization                       4,702                     --
      Loss on sale of real estate owned                                            1,107                    105
      Loss on loan sales                                                             167                     --
      Gain on sale of mortgage securities                                             --                    (30)
      Decrease (increase) in accrued interest receivable                           4,390                 (1,343)
      (Increase) decrease in other assets                                            196                   (230)
      Increase in due from affiliate                                                 (13)                   (17)
      Decrease in accrued interest payable                                          (320)                  (630)
      (Increase) decrease in accrued expenses and management fees payable           (226)                   294
      Increase in due to affiliate                                                   382                    152
                                                                               ---------              ---------
      Net cash provided by operating activities                                   18,808                 19,199
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for interest rate cap agreements                                        (554)                  (443)
   Purchase of mortgage loans held-for-investment                                   (622)              (864,265)
   Sale of mortgage loans held-for-investment                                     66,525                  3,428
   Principal payments on mortgage loans held-for-investment                        1,962                 27,513
   Principal payments on bond collateral                                         273,821                151,424
   Proceeds from sale of mortgage securities                                          --                  3,225
   Proceeds from sale of real estate owned                                         6,518                  4,149
                                                                               ---------              ---------
      Net cash provided by (used in) investing activities                        347,650               (674,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of CMO bonds                                                          56,210                958,319
   Decrease in net borrowings from short-term debt                              (113,666)              (166,214)
   Increase in net borrowings from long-term debt                                     --                  7,054
   Dividends paid                                                                 (5,639)                (4,834)
   Payments on long-term debt                                                   (296,252)              (155,006)
   Increase in capitalized costs                                                    (216)                (3,353)
                                                                               ---------              ---------
      Net cash provided by (used in) financing activities                       (359,563)               635,966
Net increase (decrease) in cash and cash equivalents                               6,895                (19,804)
Cash and cash equivalents at beginning of period                                   8,550                 34,645
                                                                               ---------              ---------
Cash and cash equivalents at end of period                                     $  15,445              $  14,841
                                                                               =========              =========

          American Residential Investment Trust, Inc. and Subsidiaries
           Consolidated Statements of Cash Flows, unaudited, continued
                                 (in thousands)

                                                                             For the                For the
                                                                        Nine Months Ended      Nine Months Ended
                                                                        September 30, 2000     September 30, 2000
                                                                        ------------------     ------------------
Supplemental information - interest paid                                     $ 46,656              $  31,668
                                                                             ========              =========
Non-cash transactions:
   Decrease in accumulated other comprehensive income                        $     --              $    (402)
                                                                             ========              =========
   Transfers from mortgage loans held-for-investment to bond collateral      $ 58,279              $ 664,006
                                                                             ========              =========
   Transfers from bond collateral to real estate owned                       $ 10,722              $   8,007
                                                                             ========              =========

          See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Financial Statement Presentation

The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., ("AmRIT" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended September 30, 2000, have been included. Certain reclassifications may have been made to prior interim period amounts to conform to the current presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (Statement 140). Statement 140 replaces FASB Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (Statement 125). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. Statement 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. Statement 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

In addition to replacing Statement 125 and rescinding FASB Statement of Financial Accounting Standards

No. 127, " Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," Statement 140 carries forward the actions taken by Statement 125.

Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for period sending on or before December 15, 2000, for which financial statements are presented for comparative purposes.

Statement 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted.

NOTE 2. INCOME (LOSS) PER SHARE

The following table illustrates the computation of basic and diluted income
(loss) per share (in thousands, except share and per share data):

                                                                         For the              For the
                                                                       Three Months        Three Months
                                                                          Ended                Ended
                                                                    September 30, 2000   September 30, 1999
                                                                    ------------------   ------------------
Numerator:
   Numerator for basic income (loss) per share net earnings              $    (7,433)      $    2,166
Denominator:
   Denominator for basic income (loss) per share - weighted average
      number of common shares outstanding during the period                8,055,500        8,055,500
Incremental common shares attributable to exercise of
   outstanding options                                                            --           16,068
                                                                         -----------       ----------
Denominator for diluted income (loss) per share                            8,055,500        8,071,568
Basic and diluted income (loss) per share                                $     (0.92)      $     0.27

                                                                          For the             For the
                                                                        Nine Months         Nine Months
                                                                           Ended               Ended
                                                                     September 30, 2000  September 30, 1999
                                                                     ------------------  ------------------
Numerator:
   Numerator for basic income (loss) per share net earnings                $    (5,632)      $    5,806
Denominator:
   Denominator for basic income (loss) per share - weighted average
      number of common shares outstanding during the period                  8,055,500        8,055,500
Incremental common shares attributable to exercise of
   outstanding options                                                              --            3,302
                                                                           -----------       ----------
Denominator for diluted income (loss) per share                              8,055,500        8,058,802
Basic and diluted income (loss) per share                                  $     (0.70)      $     0.72

For the three and nine months ended September 30, 2000 and 1999 there were 1,036,100 and 1,021,000 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

NOTE 3. MORTGAGE LOANS HELD FOR INVESTMENT, NET, PLEDGED

At September 30, 2000 there were no mortgage loans held for investment outstanding. At December 31, 1999, mortgage loans held for investment consisted of the following (dollars in thousands):

                                          December 31, 1999
                                          -----------------
  Mortgage loans held-for-investment,
     principal                                $ 122,036
  Unamortized premium                             4,343
  Allowance for loan losses                        (163)
                                              ---------
                                              $ 126,216
                                              =========

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


NOTE 4.  BOND COLLATERAL, MORTGAGE LOANS, NET

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

The components of the bond collateral at September 30, 2000 and December 31, 1999 are summarized as follows (dollars in thousands):

                                REMIC         CMO/REMIC          CMO            CMO          CMO/FASIT
                               2000-2          1999-A          1999-2         1999-1          1998-1           TOTAL
                           Securitization  Securitization  Securitization  Securitization  Securitization  Bond Collateral
                           --------------  --------------  --------------  --------------- --------------  ---------------
   At September 30, 2000
Mortgage loans                  $  54,006      $ 260,616      $ 333,479      $ 130,826      $   106,189      $   885,116
Unamoritized premium                1,959          9,232         12,826          6,248            4,840           35,105
Allowance for loan losses            (105)          (284)        (1,034)        (1,838)          (1,916)          (5,177)
                                ---------      ---------      ---------      ---------      -----------      -----------
                                $  55,860      $ 269,564      $ 345,271      $ 135,236      $   109,113      $   915,044
                                =========      =========      =========      =========      ===========      ===========

Weighted average net coupon          9.11%          9.44%          8.97%         10.00%           11.42%            9.56%

    AT DECEMBER 31, 1999
Mortgage loans                                 $ 319,606      $ 385,795      $ 200,884      $   210,584      $ 1,116,869
Unamoritized premium                              12,227         14,284          8,622            6,279           41,412
Allowance for loan losses                           (298)          (332)        (1,443)          (2,477)          (4,550)
                                               ---------      ---------      ---------      -----------      -----------
                                               $ 331,535      $ 399,747      $ 208,063      $   214,386      $ 1,153,731
                                               =========      =========      =========      ===========      ===========

Weighted average net coupon                         9.39%          9.03%          8.91%           10.15%            9.32%

The company maintains an allowance for losses on mortgage loans held-for-investment and bond collateral, mortgage loans at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

NOTE 5. BOND COLLATERAL, REAL ESTATE OWNED

The Company owned 102 properties and 68 properties as of September 30, 2000 and December 31, 1999, respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal. At September 30, 2000 and December 31, 1999 real estate owned totaled approximately $6.8 million and $5.2 million, respectively.


NOTE 6.  SHORT-TERM DEBT

At September 30, 2000, there were no mortgage loan reverse repurchase agreements outstanding. At December 31, 1999, the Company had approximately $119.0 million of mortgage loan reverse repurchase agreements outstanding, with a borrowing rate of 6.05%. The highest month end balance and the average balance outstanding during the nine months ended September 30, 2000 were approximately $57.6 million and $25.6 million, respectively. The highest month end balance and the average balance outstanding during the twelve months ended December 31, 1999 were approximately $119.0 million and $12.6 million, respectively. The remaining maturity was one day for both 2000 and 1999.

At December 31, 1999, the mortgage loan reverse repurchase agreements had the following characteristics (dollars in thousands):

                                  December 31, 1999
                   --------------------------------------------------
                   Repurchase        Underlying         Interest Rate
                   Liability         Collateral          (per annum)
                   ----------        ----------         -------------
Bear Stearns        $119,003        $   122,017                6.05%
                    --------        -----------                ----

                    $119,003        $   122,017                6.05%
                    --------        -----------                ----




Additionally, in conjunction with the 1999-A securitization, Eagle 2 received financing from Greenwich Capital Financial Products, Inc. ("GCFP"). The financing agreement was entered into on August 26, 1999 with a maturity date of February 26, 2001. AmRIT has guaranteed the payment and performance when due of all obligations of Eagle 2 to GCFP under the financing agreement. The Investor Certificate for 1999-A is pledged as collateral for this debt. At September 30, 2000, the balance of the short-term debt was approximately $5.3 million. At December 31, 1999, financing from GCFP was approximately $6.1 million and classified as long-term debt.

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

The components of the long-term-debt at September 30, 2000 and December 31, 1999, along with selected other information are summarized below (dollars in thousands):






                                      CMO/REMIC       CMO/REMIC          CMO             CMO          CMO/FASIT
                                       2000-2          1999-A          1999-2          1999-1          1998-1           TOTAL
DOLLARS IN THOUSANDS               SECURITIZATION  SECURITIZATION  SECURITIZATION  SECURITIZATION  SECURITIZATION  LONG-TERM DEBT
--------------------               --------------  --------------  --------------  --------------  --------------  --------------
  AT SEPTEMBER 30, 2000
Long-Term debt                     $    54,006      $   254,629     $   325,894      $   128,073     $   103,712     $   866,314
CMO premium, net                            --               --              --               --             119             119
Capitalized costs on
  long-term debt                          (196)             (25)         (1,457)            (877)           (212)         (2,767)
                                   ===========      ===========     ===========      ===========     ===========     ===========
Total Long-Term debt               $    53,810      $   254,604     $   324,437      $   127,196     $   103,619     $   863,666
                                   ===========      ===========     ===========      ===========     ===========     ===========

Weighted average financing rates          7.01%            6.79%           6.98%            6.97%           7.63%           7.01%

      AT DECEMBER 31, 1999
Long-Term debt                                      $   317,057     $   376,855      $   198,228     $   208,120     $ 1,100,260
CMO premium, net                                             --              --               --             237             237
Capitalized costs on
  long-term debt                                            (30)         (1,679)          (1,299)           (329)         (3,337)
                                                    ===========     ===========      ===========     ===========     ===========
Total Long-Term debt                                $   317,027     $   375,176      $   196,929     $   208,028     $ 1,097,160
                                                    ===========     ===========      ===========     ===========     ===========

Weighted average financing rates                           5.57%           6.11%            5.94%           5.98%           5.90%

NOTE 8.  SUBSEQUENT EVENTS

On October 19, 2000, the Company declared a $0.20 per share dividend payable on November 7, 2000 to shareholders of record as of October 31, 2000.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.


The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates", "seeks" and derivatives of such words are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income, mortgage asset portfolio, direct origination business, financings, ways the Company may seek to grow income, income levels, the Company's belief regarding future prepayment rates and future borrowing costs, and the effect on the Company's interest income, interest expense and operating performance of changes in interest rates are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth in this item 2 under the heading "Business Risks". In particular, the Company's future income could be affected by interest rate increases, high levels of prepayments, mortgage loan defaults, reductions in the value of retained interest in securitizations, and inability to acquire or finance new mortgage assets.

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

The Company's primary expenses, beside its borrowing costs, are amortization of loan purchase premiums, provision for loan losses, losses on sale of real estate owned ("REO"), management and administrative expenses and interest rate cap and floor agreement expenses. Provision for loan losses represent the Company's best estimate of expenses related to loan defaults. Losses on real estate owned are related to seasoning of the mortgage portfolio and expected increases in the number of loans which become real estate owned. Premiums are amortized using the interest method over their estimated lives. Management fees and administrative costs are generally based on the size of the earning asset portfolio, and to a lesser degree, the level of loan purchase activity. Interest rate cap and floor agreement costs are based on size of the portfolio subject to gap risk and the market prices for interest rate cap agreements.

The Company may seek to generate growth in net income in a variety of ways, including through (i) changing the mix of mortgage asset types among the earning assets and lowering premiums paid in an effort to improve returns and reduce the Company's sensitivity to prepayments, issuing new common stock and increasing the size of the earning assets, and (ii) increasing the efficiency with which the Company uses its equity capital over time by maintaining the Company's use of debt when prudent and by issuing subordinated debt, preferred stock or other forms of debt and equity. The primary strategy to change the composition of mortgage assets and to lower premiums on newly acquired mortgage assets is for the company to establish its own direct mortgage origination capability. The Company is in the process of establishing the required infrastructure and has signed an exclusive three year agreement with Lender Live. Lender Live is an on-line processing company providing a mortgage banking `out source' solution to various financial institutions. The company expects to purchase mortgages from these financial institutions while Lender Live processes such loans according to the Company's underwriting criteria. The company expects to begin originating loans in 2001. There can be no assurance, however, that the Company's efforts will be successful or that the Company will increase or maintain its income level.

RESULTS OF OPERATIONS

NINE MONTH RESULTS

For the nine months ended September 30, 2000, the Company generated a net loss of approximately $5.6 million and net loss per share of common stock diluted of $0.70 compared to the nine months ended September 30, 1999 when the Company generated net income of approximately $5.8 million and net income per share of common stock diluted of $0.72.

Mortgage asset interest income increased approximately $15.2 million to approximately $67.1 million for the nine months ended September 30, 2000 from approximately $51.9 million for the nine months ended September 30, 1999. This increase was primarily due to a higher average balance of mortgage assets during the nine month period ending September 30, 2000 than the similar period ending September 30, 1999.

The increase in mortgage asset interest income was offset by an increase of approximately $21.9 million in interest expense to approximately $53.7 million for the nine months ended September 30, 2000 from approximately $31.8 million for the nine months ended September 30, 1999. Interest expense was higher between the nine months ended September 30, 2000 and 1999 due to the larger average borrowing and an increase in borrowing rates. A majority of the Company's borrowing rates are based upon a spread over the one-month London InterBank Offered Rate ("LIBOR"). One month LIBOR rates steadily increased between September of 1999 and September of 2000. These increases have closely corresponded to increases in the Federal Funds rate as set by the Federal Open Market Committee headed by Alan Greenspan.

Net interest income decreased $3.7 million to approximately $5.1 million for the nine months ended September 30, 2000 from approximately $8.8 million for the nine months ended September 30, 1999 due to the decrease in net interest spread, offset by lower premium amortization expense. Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $8.4 million for the nine months ended September 30, 2000 and approximately $12.6 million for the nine months ended September 30, 1999. Lower premium amortization expense was substantially due to a reduction in the unamortized premium on the CMO/FASIT 1998-1 portfolio ($1.4 million for the nine months ended September 30, 2000, compared to $10.6 million for the nine months ended September 30, 1999), offset by higher amortization associated with mortgage loans purchased in the second half of 1999.

The following chart represents constant repayment rates ("CPRs"):


                               As of September 30, 2000            As of September 30, 1999
                           ---------------------------------   ----------------------------------
                             Three        Six       Life-         Three        Six        Life-
                             Months      Months     Time         Months       Months      Time
                           -----------  --------- ----------   ----------  ----------- ----------
   Bond collateral:
        CMO/FASIT 1998-1     52.5%       52.8%      44.2%          44.3%        41.7%      30.8%
        CMO 1999-1           46.3%       50.1%      32.7%          17.6%            -      18.8%
        CMO 1999-2           19.4%       19.0%      15.8%              -            -       1.3%
        CMO/REMIC 1999-A     25.0%       24.9%      19.9%              -            -      13.1%


At September 30, 2000, unamortized premiums as a percentage of the remaining principal amount of bond collateral, mortgage loans were 3.78%, as compared to 4.81% at September 30, 1999.

Net interest income, after provision for loan losses, decreased $4.9 million from approximately $6.1 million for the nine months ended September 30, 1999 to approximately $1.2 million for the nine months ended September 30, 2000, due primarily to the decrease in net interest income discussed above and higher provisions for loan losses. Loan loss provisions increased $1.2 million from approximately $2.7 million for the nine months ended September 30, 1999 to approximately $3.9 million for the nine months ended September 30, 2000. The increases are related to seasoning of the mortgage portfolio and expected increases in the number of loans in foreclosure which are likely to result in a loss to the Company. The Company feels current loan loss provisions are adequate for future losses on all seriously delinquent loans in the portfolio.

During the nine months ended September 30, 2000, other operating income increased $191,000 over the nine months ended September 30, 1999, primarily due to an increase of $119,000 in prepayment penalties related to a higher average balance of mortgage assets during the nine month period ending September 30, 2000 than the similar period ending September 30, 1999. Also contributing to this increase is the increase of approximately $185,000 in equity in income of American Residential Holdings, Inc. primarily due to increases in interest income from CMO's partially offset by a decrease in management fee income as a result of fewer funds under management.

For the nine months ended September 30, 2000, other expenses increased $2.0 million over the nine months ended September 30, 1999. Losses on the sale of real estate owned by the Company increased by $1.0 million and are primarily related to seasoning of the mortgage portfolio and expected increases in the number of loans which become REO. Management fees increased $642,000 as a result of an increase in the average size of mortgage assets from the same period ending September 30, 1999. Management fee expense is based upon a percentage of the mortgage asset portfolio. General and administrative expenses increased $231,000 from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. This increase was primarily due to an increase in personnel cost of approximately $127,000 as a result of the need for additional resources for mortgage asset management.

In September 2000, the Company incurred a $4.7 million impairment charge related to its retained interest in a REMIC securitization (the "Residual"). Generally accepted accounting principles (GAAP) require that any decline in residual asset value that is other than temporary be reflected through the Company's current period income statement. Decreases in interest spreads, along with higher than anticipated loan prepayment rates, caused the impairment. The loans backing the Residual were purchased, securitized in a REMIC and sold in June of 1998. There are no other retained interests in securitizations owned by the Company.

THREE MONTH RESULTS

For the three months September 30, 2000, the Company generated a net loss of approximately $7.4 million and a net loss per share of common stock diluted of $0.92 compared to the three months ended September 30, 1999 when the Company generated net income of approximately $2.2 million and net income per share of common stock diluted of $0.27.

The decrease in mortgage asset interest income of $2.1 million to approximately $19.8 million for the three months ended September 30, 2000 from approximately $21.9 million for the three months ended September 30, 1999 was primarily due to a decrease in the Company's average balance of mortgage assets held during the three month period.

Interest expense increased $2.7 million to approximately $16.9 million for the three months ended September 30, 2000 from approximately $14.2 million for the three months ended September 30, 1999. Interest expense was higher between the three months ended September 30, 2000 and 1999 due to an increase in borrowing rates partially offset by a decrease in the level of borrowing.

Net interest income decreased $2.6 million to approximately $400,000 for the three months ended September 30, 2000 from approximately $3.0 million for the three months ended September 30, 1999 due to the decrease in net interest spread as discussed above, partially offset by the decrease in premium amortization. Premium amortization expense was approximately $2.5 million for the three months ended September 30, 2000 and approximately $4.9 million for the three months ended September 30, 1999. Lower premium amortization expense is primarily due to a $12.3 million write-down in the unamortized premium on the bond collateral December 31, 1999 as a result of increased levels of prepayments in the fourth quarter of 1999 on the CMO/FASIT segment of Bond Collateral.

Net interest income, after provision for loan losses, decreased $4.1 million from approximately $2.2 million for the three months ended September 30, 1999 to a loss of approximately $1.9 million for the three months ended September 30, 2000 due primarily to the decline in net interest spread caused by a smaller portfolio and higher borrowing rates, discussed above.

During the three months ended September 30, 2000, other operating income decreased $383,000 over the three months September 30, 1999, primarily due to a decrease of $247,000 in prepayment penalty income due to the decreasing size of the mortgage loan portfolio and the proportion of loans with prepayment penalties.

For the three months ended September 30, 2000, other expenses increased $324,000 over the three months ended September 30, 1999. Losses on sales of REO properties increased $118,000 over the three months ended September 30, 1999, primarily related to seasoning of the mortgage portfolio and expected increases in the number of loans which become REO. A loss on loan sale of $167,000 was a result of the Company's decision to sell under performing loans which were not securitized. Management fees decreased $144,000 as a result of a decrease in the size of mortgage assets. General and administrative expenses increased $183,000 from the three months ended September 30, 1999 to the three months ended September 30, 2000 primarily due to development of loan origination capacity, $93,000 and personnel costs of $49,000.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, net cash provided by operating activities was approximately $18.8 million. The difference between net cash provided by operating activities and the net loss of approximately $5.6 million was primarily the result of amortization of mortgage asset premiums, impairment loss in retained interest in securitization, provision for loan losses, losses on real estate owned and a decrease in accrued interest receivable. Both amortization of mortgage premium and provisions for loan losses are non-cash charges. Accrued interest receivable increased cash flow during the first nine months of 2000 due to the mortgage asset portfolio decreasing approximately $366.1 million from December 31, 1999 to September 30, 2000. The primary uses of cash that lowered amounts available to fund operations included; losses on real estate owned as a result of seasoning of the mortgage portfolio and expected increases in the number of loans which become REO; an increase in equity in income of American Residential Holdings, Inc. and a decrease in accrued interest payable due to the decrease of approximately $119.0 million from December 31, 1999 to September 30, 2000 in reverse repurchase agreements.

Net cash provided by investing activities for the nine months ended September 30, 2000 was approximately $347.7 million. Net cash used for the nine months ended September 30, 2000 was positively affected by the sale of mortgage loans held-for-investment of approximately $66.5 million, principal payments of approximately $275.8 million and proceeds from the sale of real estate owned of approximately $6.5 million. Uses of cash consisted of the purchase of mortgage loans held-for-investment of $622,000, and the purchase of interest rate cap agreements of $554,000.

For the nine months ended September 30, 2000, net cash used in financing activities was approximately $359.6 million, primarily due to payments on long-term debt of approximately $296.3 million and payments on short-term debt of approximately $113.7 million. Net cash used in financing was further reduced by the payment of dividends of approximately $5.6 million. Net cash used in financing activities was positively affected by the issuance of CMO bonds of approximately $56.2 million.

During the nine months ended September 30, 1999, net cash provided by operating activities was approximately $19.2 million. The difference between net cash provided by operating activities and the net income of approximately $5.8 million was primarily the result of amortization of mortgage asset premiums and provisions for loan losses. Both amortization of mortgage asset premiums and provisions for loan losses are non-cash charges. The primary uses of cash that lowered amounts not available to fund operations included an increase in accrued interest receivable and deposits to the retained interest in securitization.

For the nine months ended September 30, 1999, net cash used in investing activities was approximately $675.0 million, primarily due to mortgage loans purchased of approximately $864.3 million offset by principal payments of mortgage assets of approximately $178.9 million and proceeds from the sale of real estate owned of approximately $4.1 million.

For the nine months ended September 30, 1999, net cash provided by financing activities was approximately $636.0 million, primarily due to the issuance of CMO bonds of $958.3 million offset by payments on short term debt of approximately $166.2 million and long-term debt of approximately $155.0 million.

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

Spread compression over the past year, caused by a 125 basis point increase in borrowing rates from 5.75% in September of 1999 to 7.00% in September of 2000 not offset by a corresponding increase in asset yields, and a decline in the size of the portfolio have reduced the level of interest income and operating cash flow available to fund new portfolio asset acquisitions. Asset yields are expected to increase by mid-2001 when the rates on the majority of the Company's mortgage loans are expected to contractually increase, with a corresponding widening of the net interest margin (the spread between asset yields and borrowing rates). However, with limited cash flow available to fund new portfolio acquisitions and the Company's desire to deploy capital to build its mortgage loan origination capability, it is likely that the portfolio size will continue to decline, unless the Company obtains new equity capital. Consequently, spread compression and decreases in the size of the mortgage portfolio may continue to negatively impact the Company's financial condition and results of operations.

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

Mortgage asset prepayment rates generally increase when new mortgage loan interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan, geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The Company experienced high levels of prepayments in 1999 and for the first nine months of 2000 on its CMO/FASIT segment of its mortgage loan portfolio due principally to the fact that the underlying adjustable-rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses have expired and borrowers were able to secure more favorable rates by refinancing. Because this portfolio was purchased at a large premium, and the Company expected prepayment rates to continue at high levels into 2000, the Company took an impairment adjustment in December 1999 to recognize the impact of rapid repayments on that portfolio. The Company experienced similarly high prepayments on loans underlying its retained interest in securitization which was also purchased at relatively large premiums. In the third quarter of 2000 the Company took an impairment charge of approximately $4.7 million on its retained interest in securitization.

Based on smaller purchase premiums and projected prepayments on its mortgage asset portfolio, the Company believes that its remaining capitalized premiums can be amortized over the remaining life of the mortgages such that a sufficient gross yield can be maintained on the portfolio. However, there can be no assurance that the Company will experience prepayment rates sufficient to avoid further impairment write downs. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

As of September 30, 2000 approximately 73% of the mortgage loan portfolio had prepayment penalty clauses, with a weighted average of 16 months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to a variety of risks including changes in interest rates which offset the return of its investments and the cost of its debt. At September 30, 2000, there have not been any material changes in interest rate risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 1999.


PART II.  OTHER INFORMATION

Item. 1. Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K:

        (a)     Exhibits

               *3.1      Articles of Amendment and Restatement of the Registrant

               *3.2      Amended and Restated Bylaws of the Registrant

               27.       Financial Data Schedule

               * Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

        (b)     Reports on Form 8-K
                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                   AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.



Dated:  November 13, 2000                   By:   /s/ Judith A. Berry
                                               ---------------------------------
                                                  Judith A. Berry,
                                                  Executive Vice President
                                                  Chief Financial Officer