Form 10-K
period 2000-12-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2001-03-29
CIK 1035744

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13485

                            ------------------------

                  AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

             (Exact name of registrant as specified in its charter)

               MARYLAND                                     33-0741174
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

   445 MARINE VIEW AVENUE, SUITE 230                          92014
          DEL MAR, CALIFORNIA                               (zip code)
    (Address of principal executive
               offices)

                                 (858) 350-5000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
     -------------------            ------------------------------------
Common Stock ($.01 par value)           New York Stock Exchange

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 2, 2001, the aggregate market value of the voting stock held by non-affiliates was $20.3 million, based on the closing price of the common stock on the New York Stock Exchange.

    As of March 2, 2001, there were 8,020,900 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement issued in connection with the Annual Meeting of Stockholders of the registrant to be held on May 24, 2001, are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
                           PART I

ITEM 1. BUSINESS............................................      1

ITEM 2. PROPERTIES..........................................     31

ITEM 3. LEGAL PROCEEDINGS...................................     31

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS.............................................     31

                          PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.................................     32

ITEM 6. SELECTED FINANCIAL DATA.............................     33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION..................     34

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK........................................     38

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........     39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................     39

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT.........................................     39

ITEM 11. EXECUTIVE COMPENSATION.............................     40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.........................................     40

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....     40

                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K........................................     40

EXHIBIT INDEX...............................................     41

FINANCIAL STATEMENTS........................................    F-1

SIGNATURES..................................................    S-1

ITEM 1. BUSINESS

    THE STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS, OR STRATEGIES REGARDING THE FUTURE. STATEMENTS WHICH USE THE WORDS "EXPECTS", "WILL", "MAY", "ANTICIPATES", "GOAL", "INTENDS", "SEEKS", "STRATEGY" AND DERIVATIVES OF SUCH WORDS ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING CHANGES IN THE COMPANY'S FUTURE INCOME, MORTGAGE ASSET PORTFOLIO, DIRECT ORIGINATION BUSINESS, FINANCINGS, WAYS THE COMPANY MAY SEEK TO GROW INCOME, INCOME LEVELS, THE COMPANY'S BELIEF REGARDING FUTURE REPAYMENT RATES AND FUTURE BORROWING COSTS AND THE EFFECT ON THE COMPANY'S INTEREST INCOME, INTEREST EXPENSE AND OPERATING PERFORMANCE OF CHANGES IN INTEREST RATES, MANAGEMENT EXPECTATIONS REGARDING FUTURE PROVISIONS FOR LOAN LOSSES, AND THE COMPANY'S BELIEF IN THE ADEQUACY OF LOAN LOSSES, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS SET FORTH BELOW UNDER THE HEADING "BUSINESS RISKS". IN PARTICULAR, THE COMPANY'S FUTURE INCOME COULD BE AFFECTED BY INTEREST RATE INCREASES, HIGH LEVELS OF PREPAYMENTS, MORTGAGE LOAN DEFAULTS, REDUCTIONS IN THE VALUE OF RETAINED INTEREST IN SECURITIZATIONS, AND INABILITY TO ACQUIRE OR FINANCE NEW MORTGAGE ASSETS.

GENERAL

    American Residential Investment Trust, Inc. (the "Company") was incorporated in the State of Maryland on February 6, 1997, and is a real estate investment trust ("REIT"). The Company acquires non-conforming adjustable-rate and fixed-rate, single-family whole loans (collectively, "Mortgage Loans") through purchases in the capital markets and through purchases from originators. The Company has in the past, and may in the future, acquire Mortgage Securities. It finances its acquisitions with equity and secured borrowings. The Company generally earns interest on the portion of its portfolio financed with equity and earns a net interest spread on the portion of its portfolio financed with secured borrowings. The Company is structured as a REIT, thereby generally eliminating federal taxes at the corporate level on income it distributes to stockholders.

    The Company has entered into an agreement with Home Asset Management Corporation (the "Manager") to manage the day-to-day operations of the Company (the "Management Agreement"). Accordingly, the Company's success depends significantly on the Manager. Pursuant to the terms of the Management Agreement, the Manager advises the Company's Board of Directors (the "Board of Directors") with respect to the formulation of investment criteria and preparation of policy guidelines, and is compensated based upon the principal amount and type of Mortgage Securities and Mortgage Loans (collectively, "Mortgage Assets") held by the Company. The Manager may also earn incentive fees based on the level of net income of the Company. See "The Management Agreement."

INVESTMENTS

MORTGAGE LOANS

    The Company acquires non-conforming, adjustable-rate and fixed-rate residential Mortgage Loans primarily through bulk purchases from the capital markets and from other financial institutions. The Company also invests in Mortgage Loans which it acquires directly from originators. Although the Company invested in agency mortgage-backed securities and privately issued mortgage-backed securities (collectively, "Mortgage Securities") backed by conforming loans in the past, over the past three years the Company has invested primarily in non-conforming Mortgage Loans, which generally are relatively higher yielding (adjusted for risk) than conforming Mortgage Loans and Mortgage Securities.

    The Company only acquires those Mortgage Loans which the Company believes it has the expertise (with the advice of the Manager) to evaluate and manage and which are consistent with the Company's balance sheet guidelines and risk management objectives. The Company also considers (i) the amount and nature of anticipated cash flows from the Mortgage Assets, (ii) the Company's ability to pledge the Mortgage Loans to secure collateralized borrowings, (iii) the increase in the Company's capital requirements resulting from the purchase and financing of the Mortgage Loans, as determined pursuant to the Company's capital policies, and (iv) the costs of financing, hedging, managing, servicing, securitizing and providing for credit losses on the Mortgage Assets. Prior to the acquisition of Mortgage Loans, potential returns on capital employed are assessed over the life of the Mortgage Loans and in a variety of interest rates, yield spread, financing cost, credit loss, and prepayment scenarios. The Board of Directors can revise the Company's investment policies at its sole discretion, subject to approval by a majority of the Company's directors who are not employees or officers of the Company.

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

    All of the Mortgage Loans held by the Company as of December 31, 2000, are non-conforming Mortgage Loans. The Mortgage Loans are non-conforming primarily as a result of credit rating of the borrower and consist predominantly of "A-" and "B" grade, non-conforming Mortgage Loans and to a lesser extent, "C" and "D" grade Mortgage Loans. The Company grades each Mortgage Loan based predominantly on the mortgage credit rating of the borrower. See "Underwriting." Non-conforming Mortgage Loans generally are subject to greater frequency of delinquency and loss than conforming Mortgage Loans. See "Business Risks--Borrower Credit May Decrease Value of Mortgage Assets." Accordingly, lower credit grade Mortgage Loans normally bear a higher rate of interest and are subject to higher fees (including prepayment fees and late payment penalties) than conforming Mortgage Loans.

    Based upon the Company's review of pricing and risk of Mortgage Loans available for purchase the Company did not acquire Mortgage Loans during the year ended December 31, 2000 (See "Underwriting"). Existing Bond Collateral has declined as a result of natural runoff from $1.2 billion to $855.0 million as of December 31, 1999 and December 31, 2000, respectively.

REMIC CERTIFICATES

    The Company diversified its residential Mortgage Loan sales activities in 1998 to include the securitization of Mortgage Loans through a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC, which consisted of pooled adjustable-rate first-lien mortgages, was issued by American Residential Holdings, Inc. ("Holdings"), a non-REIT, taxable affiliate of the Company, to the public through the registration statement of the related underwriter. The retained interest in securitization consists of assets generated by the Company's loan securitization. These assets, REMIC subordinate certificates, were valued at approximately $3.2 million at December 31, 2000.

    While the Company does not currently intend to acquire additional residual interests issued by REMICs, subordinate interests in Mortgage Securities or interest-only Mortgage Securities, it is not prohibited from doing so under the terms of its Capital Policy. Residual interests, if acquired by a REIT, would generate excess inclusion income. See "Federal Income Tax Consequences--Taxation of Stockholders."

MORTGAGE LOAN ACQUISITIONS

ACQUISITIONS

    The Company has acquired the majority of its Mortgage Loans to date on a bulk basis. In some cases, the Mortgage Loans are purchased directly from large originators and in other cases through a Wall Street investment bank. Bulk packages are usually greater than $50 million in size and can be as much as $500 million.

MORTGAGE LOAN ORIGINATION

    One of the Company's primary objectives is to diversify its income stream. Several potential alternatives exist which would position the Company closer to the loan origination process and thereby reduce the premium paid to acquire loans and improve the underwriting standards, and our origination and servicing fees may be offset by origination and servicing expenses.

PRICING

    Mortgage Loans acquired on a bulk basis have been priced on either a negotiated basis with the sellers or pursuant to a bidding process. The Company sets investment criteria for the Manager to use in developing bids. The criteria includes risk-adjusted yield requirements. In each case, different prices will be established for the various types of Mortgage Loans to be acquired or originated based on current market conditions, the expected financing costs, prepayment assumptions, and loan loss expectations.

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

    Underwriting standards are applied by or on behalf of a lender to evaluate the borrower's credit standing and repayment ability, and the value and adequacy of the related mortgaged property as collateral. In general, a prospective borrower applying for a Mortgage Loan is required to fill out a detailed application designed to provide to the underwriting officer pertinent credit information. As part of the description of the borrower's financial condition, the borrower generally is required to provide a current list of assets and liabilities and a statement of income and expenses, as well as an authorization to apply for a credit report which summarizes the borrower's credit history with local merchants and lenders and any record of bankruptcy. In most cases, an employment verification is obtained from an independent source (typically the borrower's employer) which verifies, among other things, the length of employment with that organization, the current salary, and whether it is expected that the borrower will continue such employment in the future. If a prospective borrower is self-employed, the borrower may be required to submit copies of signed tax returns. The borrower may also be required to authorize verification of deposits at financial institutions where the borrower has demand or savings accounts.

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

    Substantially all of the Company's Mortgage Assets as of December 31, 2000, are residential Mortgage Loans made to borrowers with credit ratings below the conforming Mortgage Loan underwriting guidelines. The following matrix generally describes the underwriting criteria employed by the originators of the Mortgage Loans in evaluating the credit quality of non-conforming Mortgage Loans.

        MAXIMUM MORTGAGE                                                              MAXIMUM
CREDIT    DELINQUENCIES                           CONSUMER                         DEBT-TO-INCOME
LEVEL   DURING LAST YEAR                           CREDIT                              RATIOS
------  -----------------  ------------------------------------------------------  --------------
A/A-    Up to two 30-day   Generally good credit for the last two years, with            45%
                           minor derogatory accounts permitted. Overall credit
                           paid as agreed. No bankruptcy, discharge, or notice of
                           default filings during preceding two years.

B       Up to four 30-day  Satisfactory credit with recurring 30-day accounts &          50%
        or                 minor 60-day accounts. Isolated judgements and
        two 30-day and     charge-offs permitted on a case-by-case basis. No
        one 60-day         bankruptcy, discharge, or notice of default filings
                           during preceding two years.

C       Up to two 60-day   Generally fair credit, but the applicant has likely           55%
        and one 90-day     experienced significant credit prob-lems in the past,
                           including judgements, charge-offs and collection
                           accounts. On a case-by-case basis, a notice of
                           default/ foreclosure filing may have occurred in the
                           last twelve months with a good explanation. Not
                           currently in bankruptcy, but may have recently
                           occurred with proof of dismissal/ discharge.

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

    As of December 31, 2000, approximately 69% of the Company's Mortgage Assets were grade "A/ A-" at the time of origination and approximately 17% of the Mortgage Loans were grade "B". At December 31, 2000 the weighted average current loan to property value ratio for the Company's Mortgage Assets was approximately 78%.

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

    The Company has contracted with sub-servicers to provide servicing at a cost of a fixed percentage of the outstanding mortgage balance and the right to hold escrow account balances and retain certain ancillary charges. In addition, for a small portion of the Mortgage Loans, the Company will pay the subservicer a fixed dollar fee plus a percentage of the outstanding Mortgage Loan balance and a percentage of all amounts collected. The Company believes that the selection of third party sub-servicers was more cost effective than establishing a servicing department within the Company. However, part of the Company's responsibility is to continually monitor the performance of the sub-servicers through monthly performance reviews. Depending on these sub-servicer reviews, the Company may in the future form a separate collection group to assist the sub-servicer in the servicing of these loans. The Company has arranged for the servicing of the Mortgage Loans with servicing entities that have particular expertise and experience in the types of Mortgage Loans being acquired. See "Business Risks"--Loans Serviced by Third Parties."

FUNDING

    The Company employs a debt financing strategy to increase its investment in Mortgage Assets. By using the Company's Mortgage Assets as collateral to borrow funds, the Company is able to purchase Mortgage Assets with significantly greater value than its equity. The Company has a targeted leverage ratio of between 10% and 15% depending on the composition of assets, liabilities and an assessment of capital call risks. This is generally greater than the levels of many other companies that invest in

Mortgage Assets, including many commercial banks, savings and loans, and government agencies. See "Capital Guidelines."

    The Company's financing strategy is designed to maintain a cushion of equity sufficient to provide required liquidity to respond to the effects under its borrowing arrangements of interest rate movements and changes in the market value of its Mortgage Assets. However, a major disruption of the reverse repurchase or other markets relied on by the Company for short-term borrowings could limit the Company's ability to originate mortgages or acquire new portfolios unless the Company is able to arrange alternative sources of financing. The Company continues to finance its acquisition of Mortgage Assets primarily through reverse repurchase agreements and uses securitizations (for long-term permanent long-term financings) and, to a lesser extent, uses lines of credit and other financings.

REVERSE REPURCHASE AGREEMENTS (SHORT-TERM BORROWINGS)

    The Company has in the past financed a portion of Mortgage Assets through a form of borrowing known as reverse repurchase agreements. The Company's reverse repurchase agreements generally require the Company to pledge cash or additional Mortgage Assets in the event the market value of existing collateral declines. The Company may enter into committed reverse repurchase agreements in the future to finance additions to Mortgage Assets. There can be no assurance that the Company will be able to continue to borrow funds using reverse repurchase agreements or otherwise finance its Mortgage Loans.

    At December 31, 2000, short-term total borrowings outstanding were $5.1 million. These borrowings were secured by the Company's interest in REMIC Securities 1999-A Series. At December 31, 2000, the weighted average borrowing rate for short-term debt was 8.00% per annum.

SECURITIZATIONS (LONG-TERM BORROWINGS)

    The Company intends to continue to securitize Mortgage Loans as part of its overall financing strategyfor all portfolio additions. Securitization is the process of pooling Mortgage Loans and issuing equity securities, such as mortgage pass-through certificates, or debt securities, such as Collateralized Mortgage Obligations ("CMOs"). The Company intends to securitize its Mortgage Loans primarily by issuing structured debt. Under this approach, for accounting purposes, the Mortgage Loans so securitized remain on the balance sheet as assets and the debt obligations (i.e., the CMOs) appear as liabilities. A structured debt securitization is generally expected to result in substituting one type of debt financing for another, as proceeds from the structured debt issuance are applied against preexisting borrowings (i.e., borrowings under reverse repurchase agreements). The structured debt securities issued will constitute limited recourse, long term financing, the payments on which generally correspond to the payments on the Mortgage Loans serving as collateral for the debt. Such financings are not subject to a margin call if a rapid increase in rates would reduce the value of the underlying Mortgage Loans and, hence, reduce the liquidity risk to the Company for the Mortgage Loans so financed.

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

    If the Company issues CMOs for financing purposes, it will seek an investment grade rating for such CMOs by a nationally recognized rating agency. To secure such a rating, it is often necessary to pledge collateral in excess of the principal amount of the CMOs to be issued, or to obtain other forms of credit enhancements such as additional mortgage loan insurance. The need for additional collateral or other credit enhancements depends upon factors such as the type of collateral provided and the interest rates paid thereon, the geographic concentration of the mortgaged property securing the collateral, and other criteria established by the rating agency. The pledge of additional collateral would reduce the capacity of the Company to raise additional funds through short-term secured borrowings or additional CMOs and diminish the potential expansion of its investment portfolio. As a result, the Company's objective is to pledge additional collateral for CMOs only in the amount required to obtain an investment grade rating for the CMOs by a nationally recognized rating agency. Total credit loss exposure to the Company is limited to the equity invested in the CMOs at any point in time.

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

    During 1998, the Company securitized Mortgage Loans in a CMO through its wholly owned subsidiary, American Residential Eagle, Inc. ("Eagle"), by issuing collateralized mortgage bonds ("Long-Term Debt") through a Financial Asset Securitization Investment Trust ("FASIT"). The bonds were assigned to a FASIT trust and trust certificates evidencing the assets of the trust were sold to investors. The trust certificates were issued in classes representing senior, mezzanine, and subordinate payment priorities. Payments received on single-family mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to the Company. The maturity of each class of trust certificates is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the bonds were issued and the FASIT trust. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

    Also, during 1998, the Company securitized Mortgage Loans in a "REMIC" through an affiliate, Holdings. The Company accounted for the REMIC securitization as a sale of Mortgage Loans and recorded a gain on the transaction. The Company, through Holdings, retained an interest in this securitization having a fair value of $3.2 million as of December 31, 2000. The value of this residual interest is subject to all of the same risks impacting the Company relative to the level of prepayments, increasing interest rates, credit exposure and liquidity. A decline in the value of this investment could adversely impact book equity and the Company's financial condition and results of operations.

    During 1999, the Company issued, through Eagle and its wholly owned subsidiary, American Residential Eagle 2 Inc. ("Eagle 2"), three new series of mortgage backed bonds (Long-Term Debt). Two series of these bonds were non-recourse obligations of a trust formed and wholly-owned by Eagle. All series of these bonds were secured by the assets of the trust, which consist of both adjustable rate and fixed rate mortgage loans secured by first liens on one- to four-family residential properties.

Payments received on Bond Collateral are used to make payments on the Long-Term Debt. Payments received on the mortgage loans in excess of obligations due under the Long-Term Debt are remitted to the Company on a monthly basis by the independent trustee. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to the Company. The maturity of the bonds is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption by the Company according to the specific terms of the indenture pursuant to which the bonds were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

    During the second quarter of 2000, the Company, through it's subsidiary known as Eagle Inc, conveyed an interest in approximately $56.2 million of mortgage loans to Countrywide Home Loans, Inc. in exchange for a specified cash sum and certain REMIC securities. Under generally accepted accounting principles, the transaction was treated as an issuance of Long-Term Debt, Series 2000-2, secured by the mortgage loans. The Series 2000-2 Long-Term Debt consists of five classes, each of which bears interest at an adjustable rate. The stated maturity for the Series 2000-2 Long-Term Debt is June 25, 2031, however, since the maturity of the debt is directly affected by the rate of principal repayments of the related mortgage loans, the actual maturity is likely to occur earlier than stated maturity.

    At December 31, 2000, total long-term borrowings outstanding were approximately $797.2 million, with Mortgage Loans valued at approximately $854.9 million pledged to secure such borrowings. These borrowings are carried on the balance sheet at historical cost, which approximates market value even with a two year fixed interest rate provision on bond collateral.

CAPITAL GUIDELINES

    The Company's capital management goal is to strike a balance between the under-utilization of leverage, which could reduce potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations during periods of adverse market conditions. For this purpose, the Company has established various risk management policies and processes. For example, the Company and the Board of Directors regularly review the Company's leverage and exposure to liquidity risks to determine leverage ranges and the level of new Mortgage Asset acquisition activity. For limited periods, the Company may exceed its desired leverage range, but it is anticipated that in most circumstances the desired leverage will be achieved over time without specific action by the Company or the Manager through the natural process of mortgage principal repayments and increases in Mortgage Loan acquisition activities. The Company anticipates that the actual leverage is likely to be the lowest during periods following new equity offerings and during periods of falling interest rates and that the actual leverage is likely to be the highest during periods after the acquisition of large bulk Mortgage Loan packages. The Board of Directors has the discretion to modify the Company's policies and restrictions without stockholder consent. There are no restrictions on the Company's ability to incur debt and there can be no assurance the level of debt that the Company is authorized to incur will not be increased by the Board of Directors.

    The Company, with the advice of the Manager, assigns to each Mortgage Asset a specified amount of capital to be maintained against it by aggregating three key components. The first component of the Company's capital allocation process is the current aggregate over-collateralization amount the lenders (or bond trustees) require the Company to hold as capital. The Company is required to pledge as collateral Mortgage Assets with a market value that exceeds the amount it borrows. The overcollateralization levels are determined by the lender based on the risk characteristics and liquidity of that Mortgage Asset. For example, overcollaterallization levels on individual borrowings could range from 3% to 5% for Mortgage Securities and Mortgage Loans and 1% to 10% for CMOs.

    The second component of the Company's capital allocation process is the "liquidity capital cushion." The Company expects that substantially all of its reverse repurchase agreements will require the Company to deposit additional collateral in the event the market value of existing collateral declines. The liquidity cushion is an additional amount of capital in excess of the haircut maintained by the Company designed to assist the Company in meeting the demands of the lenders for additional collateral should the market value of the Company's Mortgage Assets decline. Alternatively, the Company might sell Mortgage Assets to reduce the borrowings. See "Business Risks--Investments in Mortgage Assets May Be Illiquid."

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

    At December 31, 2000, book equity capital to total fair value of the Company's assets was approximately 8.68%. This percentage may fluctuate from time to time, as the composition of the balance sheet changes, haircut levels required by lenders change, the value of the Mortgage Assets change and as the capital cushion percentages are adjusted over time. The Company will actively monitor and adjust, if necessary, its policies and processes, both on an aggregate portfolio level as well as on an individual pool or Mortgage Loan basis. The Company expects to take into consideration current market conditions and a variety of interest rate scenarios, avilability and cost of hedge instruments, performance of Mortgage Assets, credit risk, prepayment of Mortgage Assets, general economic conditions, potential issuance of additional equity, pending acquisitions or sales of Mortgage Assets, Mortgage Loan securitizations and the general availability of financing.

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

INTEREST RATE RISK MANAGEMENT

    To the extent consistent with its election to qualify as a REIT, the Company has implemented certain processes and periodically uses interest rate agreements and other hedging instruments intended to protect the Company against significant changes in interest rates.

    The Company's primary risks associated with changes in interest rates are
(i) the differences between the interest rate adjustment period of its Mortgage Assets and related borrowings (gap risk), See "ITEM 7a Quantitative and Qualitative Disclosure About Market Risk", (ii) lifetime and periodic rate adjustment caps on its Mortgage Assets, (iii) the differences between interest rate adjustment indices of its Mortgage Assets and related borrowings (basis risk), and (iv) prepayments on mortgage assets associated with declining mortgage interest rates (see Prepayment Risk Management Process and High Level of Mortgage Asset Prepayments Will Reduce Operating Income). The gap risk (mismatch of assets and liabilities) is especially acute with fixed rate Mortgage Loans and intermediate adjustable Mortgage Loans. Intermediate adjustable Mortgage Loans are fixed for a set period and then convert to a six-month adjustable rate. The fixed period is usually two to five years. The Manager monitors and evaluates the results of its hedging strategy and adjusts its hedging strategy as it deems is in the best interest of the Company.

    The Company has periodically used hedging instruments it considered most appropriate to limit its exposure to interest rate risk. The Company may enter into additional types of hedging transactions in the future if its management believes there exists a significant risk to operations.

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

    The unamortized cost of the interest rate cap agreements ("cap") at December 31, 2000, was approximately $1.1 million. Cap premiums are amortized from the effective date of the cap through the termination date on a straight-line basis. See "Recent Accounting Developments" for discussion of future accounting treatment of interest rate cap agreements. For the year ended December 31, 2000, the interest rate cap agreement amortization expense was approximately $995,000. Income from the cap agreements during this period totaled $295 thousand. There were no floor agreements and consequently no income from floor agreements for the year ending December 31, 2000. There were three expirations of cap agreements during the year ending December 31, 2000, with a combined notional amount of approximately $311 million. For the year ended December 31, 2000, cap expense equaled approximately 0.067% of the average balance of the Company's Mortgage Assets and 0.073% of the average balance of the Company's interest bearing liabilities. For such period, the cap expense was approximately 0.80% of net interest income from Mortgage Assets. At
December 31, 2000, the cap range of strike rates was 6.75% to 7.1% and the weighted average strike rate was approximately 7.0%. At December 31, 2000, cap agreements had a combined notional amount of $741 million. The Company's current interest rate cap agreements have notional face amounts which vary over time. All of the interest rate caps reference the one month LIBOR.

    Certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate and prepayment risks. The Manager monitors carefully, and may have to limit, the Company's asset/liability management program to assure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in the Company's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, the Company may be prevented from effectively hedging its interest rate and prepayment risks. See "Federal Income Tax Consequences--Requirements for Qualification as a REIT."

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

PREPAYMENT RISK MANAGEMENT PROCESS

    The Company has sought to minimize the effects on operations caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgages and by purchasing Mortgage Loans with prepayment penalties. Prepayment penalties typically expire two to five years from origination and the penalty (subject to state-by-state laws) can range from approximately $800 to $4,000 on a $100,000 loan. There can be no assurance that the Company's efforts to reduce prepayment rates will be successful.

    The amortized cost of the Company's total Mortgage Assets at December 31, 2000, was equal to 104.0% of the face value of the underlying Mortgage Loans. The amortized cost of the Company's Bond Collateral at December 31, 2000, was equal to 104.0% of the face value of the Bond Collateral.

CREDIT RISK MANAGEMENT

    The Company reviews with the Manager credit risks and other risks of loss associated with each investment and determines the appropriate level of reserves to be established in the accounting records. In addition, the Company attempts to diversify its Mortgage Asset portfolio to avoid undue geographic, issuer, industry and certain other types of concentrations. The Company has obtained protection against some risks from loan origination sellers and servicers through representations and warranties and through mortgage pool insurance. The Board of Directors monitors the overall portfolio risk and will increase the allowance for Mortgage Loan losses when it believes appropriate.

    In order to reduce the credit risks associated with acquisitions of Mortgage Loans, the Company, with the advice of the Manager (i) employs a quality control program, (ii) acquires Mortgage Loans that represent a broad range of moderate risks as opposed to a concentrated risk, (iii) monitors the credit quality of newly acquired and existing Mortgage Assets, and (iv) periodically adjusts the Mortgage Loan loss allowances. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations." The Company also has arranged for servicing of its Mortgage Loans with servicing entities that have particular expertise and experience in the types of Mortgage Loans acquired and monitor the performance of these servicers monthly. See "Business Risks--Borrower Credit May Decrease Value of Mortgage Loans," "Characteristics of Underlying Property May Decrease Value of Mortgage Loans," and "Loans Serviced by Third Parties."

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

FEDERAL INCOME TAX CONSEQUENCES

    The Company intends to maintain its status as a REIT for federal income tax purposes. A corporation qualifying as a REIT may avoid corporate income taxation by distributing dividends equal to its taxable income to its stockholders annually. The Company is organized in conformity with the requirements for qualification and taxation as a REIT under the Code.

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

    2. THE 95% TEST. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of the Company's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not dealer property (the "95% of income test"). In order to help ensure compliance with the 95% of income test and the 75% of income test, the Company intends to limit substantially all of the assets that it acquires to Qualified REIT Assets. The policy of the Company to maintain REIT status may limit the type of assets, including hedging contracts, that the Company otherwise might acquire.

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

RECORDKEEPING REQUIREMENTS

    As a REIT, the Company is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and within 30 days after the end of its taxable year, to demand statements from persons owning above specified level of the Company's shares (generally stockholders owning more than 1% of the Company's outstanding stock). The Company must maintain, as part of the Company's records, a list of those persons failing or refusing to comply with this demand. Stockholders who fail or refuse to comply with the demand must submit a statement with their tax returns setting forth the actual stock ownership and other information. The Company also is required to maintain permanent records of its assets as of the last day of each calendar quarter. The Company intends to maintain the records and demand statements as required by these regulations.

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

RECENT TAX LEGISLATION

    The REIT Modernization Act, enacted in December 1999, contains several provisions affecting REITs. REITs are able to own directly the stock of taxable subsidiaries. Previously, REITs were generally limited to holding non-voting preferred stock in taxable affiliates. The value of all taxable subsidiaries of a REIT is limited to 20% of the total value of the REIT's assets. As of January 1, 2001, existing taxable subsidiaries have to be converted to qualified taxable REIT subsidiaries, unless the existing taxable subsidiary has been in place since July 12, 1999, and there has been no material change in the taxable subsidiary's assets or business since that time. In addition, a REIT is subject to a 100% penalty tax equal to any rents or charges that the REIT imposed on the taxable subsidiary in excess of the arm's length price for comparable services.

    Further, under the Act, the minimum dividend distributions of a REIT has to equal 90% of taxable income, down from 95% of taxable income under previous law. This provision also was effective as of January 1, 2001. Under this provision, the Company is able to retain a greater percentage of its after-tax earnings if desired.

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

EMPLOYEES

    Currently, the Company and the Manager each employ six executive officers and ten additional employees. Each of the executive officers has between 11 and 25 years experience, and collectively, they have an average of 24 years of experience in the residential mortgage industry. Four executive officers worked together previously as a management team.

THE MANAGEMENT AGREEMENT

TERM OF THE MANAGEMENT AGREEMENT AND TERMINATION FEE

    The Company entered into a Management Agreement with the Manager for an initial term of two years beginning February 11, 1997. The Management Agreement will be renewed automatically for successive one year periods unless a notice of non-renewal is timely delivered by the Company. The Company may elect to prevent the automatic renewal of the Management Agreement only by vote of both a majority of the Board of Directors and a majority of the directors who are not executive officers or employees of the Company followed by delivery of a written notice of non-renewal to the Manager at least 60 days prior to the end of the then current period of the Management Agreement. The Management Agreement will terminate at the expiration of the then-current period in which such notice of non-renewal is delivered. Upon non-renewal of the Management Agreement without cause, a termination fee will be payable to the Manager. See "Management Fees." In addition, the Company has the right to terminate the Management Agreement at any time upon the happening of certain specified events, after notice and an opportunity to cure, including a material breach by the Manager of any provision contained in the Management Agreement. Upon such a termination for cause, no termination fee will be payable to the Manager. The Manager is currently in default of certain debt covenants. The senior note holders have not issued waivers, however the parties continue to operate under the original terms of the Management Agreement (see Default of Manager under Securities Purchase Agreement; Restrictive Covenants).

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

SERVICING OF THE MORTGAGE LOANS

    The Company has acquired certain of its Mortgage Loans on a servicing released basis. The Manager has entered into contracts with other parties to provide sub-servicing for the Company. The Manager will monitor the sub-servicing of the Mortgage Loans. Such monitoring includes, but not be limited to, the following: (i) serving as the Company's consultant with respect to the servicing of Mortgage Loans; (ii) collection of information and submission of reports pertaining to the Mortgage

Loans and to moneys remitted to the Manager or the Company by any servicer;
(iii) periodic review and evaluation of the performance of each servicer to determine its compliance with the terms and conditions of the applicable sub-servicing or servicing agreement and, if deemed appropriate, recommending to the Company the termination of such agreement; (iv) acting as a liaison between servicers and the Company and working with servicers to the extent necessary to improve their servicing performance; (v) review of and recommendations as to fire losses, easement problems and condemnation, delinquency and foreclosure procedures with regard to the Mortgage Loans; (vi) review of servicer's delinquency, foreclosure and other reports on Mortgage Loans; (vii) supervising claims filed under any mortgage insurance policies; and (viii) enforcing the obligation of any servicer to repurchase Mortgage Loans from the Company.

LIMITS OF RESPONSIBILITY

    Pursuant to the Management Agreement, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Board of Directors in following or declining to follow its advice or recommendations. The Manager, its directors, officers, stockholders and employees will not be liable to the Company, any issuer of Mortgage Securities, any subsidiary of the Company, the Company's independent directors, the Company's stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Manager does not have significant assets other than its interest in the Management Agreement. Consequently, there can be no assurance that the Company would be able to recover any damages for claims it may have against the Manager. The Company has agreed to indemnify the Manager, and its respective directors, officers, stockholders and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the Management Agreement and not constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties. The Management Agreement does not limit or restrict the right of the Manager or any of its officers, directors, employees or affiliates to engage in any business or to render services of any kind to any other person, including the purchase of, or rendering advice to others purchasing Mortgage Assets which meet the Company's policies and criteria, except that the Manager and its officers, directors or employees will not be permitted to provide for any such services to any residential mortgage REIT, other than the Company or another REIT sponsored by the Manager or its affiliates, which has operating policies and strategies different in one or more material respects from those of the Company, as confirmed by a majority of the independent directors of the Company.

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

    The term "gross mortgage assets" means for any month the aggregate book value of the consolidated Mortgage Assets of the Company and its subsidiaries, before allowances for depreciation or bad debts or other similar non-cash allowances, computed at the end of such month prior to any dividend distribution made during each month.

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

EXPENSES

    The Company pays all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The operating expenses required to be borne by the Manager include the compensation and other employment costs of the Manager's officers in their capacities as such and the cost of office space and out-of-pocket costs, equipment and other personnel required for performance of the Company's day-to-day operations. The expenses that are paid by the Company will include issuance and transaction costs incident to the acquisition, disposition and financing of investments, regular legal and auditing fees and expenses, the fees and expenses of the Company's directors, premiums for directors' and officers' liability insurance, premiums for fidelity and errors and omissions insurance, sub-servicing expenses, the costs of printing and mailing proxies and reports to stockholders, and the fees and expenses of the Company's custodian and transfer agent, if any. The Company, rather than the Manager, is also required to pay expenses associated with litigation and other extraordinary or non-recurring expenses. Expense reimbursements are made monthly.

SALARY REIMBURSEMENTS

    The Company employs certain employees of the Manager involved in the day-to-day operations of the Company, including the Company's executive officers, so that such employees may maintain certain benefits that are available only to employees of the Company under the Code. These benefits include the ability to receive incentive stock options under the 1997 Stock Option Plan and to participate in the Company's Employee Stock Purchase Plan. In order to receive the aggregate benefits of the Management Agreement originally negotiated between the Company and the Manager, the Company pays the base salaries of such employees and is reimbursed quarterly by the Manager for all costs incurred with respect to such payments. At December 31, 2000, the Company had advanced approximately $285,000 to the Manager for payroll advances.

BUSINESS RISKS

HIGH LEVELS OF MORTGAGE ASSET PREPAYMENTS WILL REDUCE OPERATING INCOME

    The levels of prepayments of Mortgage Assets purchased with a premium by the Company directly impacts the level of amortization of capitalized premiums. The Company uses a calculation for determining the premium amortization which is based on the interest method. If prepayment levels exceed projections used for the premium amortization calculation, the potential exists for impairment write-downs as a result of under amortized premiums.

    Mortgage Asset prepayment rates generally increase when new Mortgage Loan interest rates fall below the current interest rates on Mortgage Loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable Mortgage Loan, geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of a Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during 1999 through 2000 on its CMO/FASIT segment of its Mortgage Loan portfolio due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. The Company anticipates that overall prepayment rates are likely to increase in 2001 as loans in the 1999-A and 1999-2 segments of the portfolio reach re-set dates where the underlying loans subject to rate increases and prepayment penalties expire. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment penalty income will offset premium amortization expense. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

    As of December 31, 2000 approximately 74% of the Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of 14 months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

BORROWER CREDIT MAY DECREASE VALUE OF MORTGAGE ASSETS

    During the time the Company holds Mortgage Loans Held-for-Investment, Bond Collateral or Retained Interest in Securitizations it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Loan held by the Company or mortgages underlying Bond Collateral or Retained Interest in Securitization, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the Mortgage Loan, less any payments from an insurer or guarantor. Although the Company has established an allowance for Mortgage Loan losses, there can be no assurance that any allowance for Mortgage Loan losses which is established will be sufficient to offset losses on Mortgage Loans in the future.

    Credit risks associated with non-conforming Mortgage Loans, especially sub-prime Mortgage Loans, may be greater than those associated with Mortgage Loans that conform to Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") guidelines. The principal difference between sub-prime Mortgage Loans and conforming Mortgage Loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the Mortgage Loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming Mortgage Loans are often higher than those charged for conforming Mortgage Loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming Mortgage Loans and thus require high loan loss allowances. All of the Company's Mortgage Loans at December 31, 2000 were originated as sub-prime Mortgage Loans.

    A down turn in the national economy and the resultant adverse impact on employment rates could adversely affect Mortgage Loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. The Company feels their reserves for such occurrences are adequate based on current forecasts but reserves may be inadequate should economic conditions worsen significantly causing higher then expected defaults and property value decreases.

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

    Defaulted Mortgage Loans also cease to be eligible collateral for reverse repurchase borrowings, and therefore have to be financed by the Company from other funds until ultimately liquidated. The Company attempts to mitigate this risk by utilizing long-term financing vehicles. At December 31, 2000, there were no reverse repurchase borrowings.

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

    The Company's ability to acquire Mortgage Assets is also dependent on the availability of financing to fund these acquisitions. See "Failure to Renew or Obtain Adequate Funding May Adversely Affect Results of Operations".

PREPAYMENTS, CREDIT LOSSES AND INCREASES IN SHORT TERM INTEREST MAY ADVERSELY AFFECT THE VALUE OF RETAINED INTEREST IN SECURITIZATION

    In 1998, the Company diversified its residential Mortgage Loan sales activities to include the securitization of such loans through a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC consisted of pooled, first-lien mortgages and was issued by Holdings to the public through a registration statement of an underwriter. The interest-only strip referred to as the Class "X" Certificate was created in the process of the securitization and transferred from Holdings to Eagle. The value of this investment is impacted by the level of future prepayments, credit loss and net interest spread on the underlying mortgages. During the year ending December 31, 2000, the Company incurred a $5.1 million impairment charge related to its retained interest in a REMIC securitization (the "Residual"). Generally accepted accounting principles "GAAP" require that any decline in residual asset value that is other than temporary be reflected through the Company's current period income statement. There are no other retained interests in securitizations owned by the Company.

THE DIRECT ORIGINATION OF RESIDENTIAL MORTGAGES IS SUBJECT TO A VARIETY OF BUSINESS RISKS INCLUDING OVERHEAD EXPOSURE, REGULATORY OVERSIGHT, COMPETITION AND POSSIBLE INTEREST RATE EXPOSURE ASSOCIATED WITH COMMITMENTS TO FUND MORTGAGES

    The Company intends to begin originating Mortgage Loans during 2001. The business of originating Mortgage Loans is subject to various risks such as overhead costs that may not be offset by origination fees and revenues, risks associated with non-compliance with various sate and federal laws covering mortgage lending practices, disclosures and loan documentation, pressure on profit margins caused by a very competitive mortgage marketplace, and potential exposure to interest rate risk in the event that the Company makes commitments to borrowers to fund loans at a certain interest rate and prevailing interest rates increase. The Company and the Manager intend to use the extensive experience and skill of its executive team and employees, and to hire additional highly experienced staff, to manage all of the risks inherent in originating mortgages, but there can be no such assurances that all of these risks will be fully mitigated.

    The primary strategy to change the composition of its revenue sources is for the company to establish mortgage banking operating capabilities. The Company is in the process of establishing the required infrastructure to originate, sell and service loans.

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

REQUIREMENTS TO MAINTAIN OVERCOLLATERALIZATION ACCOUNTS

    Due to the underlying loan to collateral values established by the Company's short term lenders, the Company may be subject to calls for additional capital in the event of adverse market conditions. Such conditions include (i) higher than expected levels of prepayments or borrower defaults on Mortgage Loans and
(ii) sudden increases in interest rates. Although its long-term financing agreements are non-recourse, net interest income from the Bond Collateral can be "trapped" to pay down debt in order for the Company to maintain its over-collateralization requirements. As such, the Company would not be able to use this income to purchase loans, pay management fees, or pay dividends or other expenses. There can be no assurances that the Company will not be required to reduce or cease new loan purchases activity or dividends should it be required to divert cash flow to maintain collateral requirements. See "Business--Funding," and "--Capital Guidelines."

MORTGAGE ASSETS PLEDGED TO SECURE LONG-TERM DEBT

    A substantial portion of the Company's Mortgage Assets at December 31, 2000 were pledged as Bond Collateral to secure Long-Term Debt. These assets are subject to the terms of the Long-Term Debt agreements and may not be separately sold or exchanged. While the Company may sell its interests in the Bond Collateral subject to the liens and other restrictions of the Long-Term Debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, the Company would expect to receive less than its book value should it sell its interests in the Bond Collateral.

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

    The results of the Company's Mortgage Loan acquisition program may also be affected by various factors, many of which are beyond the control of the Company, such as (i) economic conditions affecting real estate values,
(ii) interest rate levels and the availability of credit to refinance such Mortgage Loans at or prior to maturity, and (iii) increased operating costs, including energy costs, real estate taxes and costs of compliance with regulations.

INTEREST RATE INCREASES MAY REDUCE INCOME FROM OPERATIONS

    The majority of the Company's Mortgage Loans have a repricing frequency of two years or less, while substantially all of the Company's borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Loans. Consequently, increases in (short-term) interest rates may significantly influence the Company's net interest income. While increases in short-term interest rates will increase the yields on a portion of the Company's adjustable-rate Mortgage Loans, rising short term rates will also increase the cost of borrowings by the Company. To the extent such costs rise more than the yields on such Mortgage Loans, the Company's net interest income will be reduced or a net interest loss may result. The Company mitigates its "gap' risk by purchasing interest rate hedges (referred to as "caps'), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

ACCUMULATION RISK ASSOCIATED WITH MORTGAGE LOANS HELD-FOR-INVESTMENT

    At various points in time, the Company purchases and holds Mortgage Loans which are primarily financed with short-termborrowings. Typically mortgages are accumulated for one to six months and then securitized and transferred into Bond Collateral. During the accumulation period the loans are financed with short-term reverse repurchase agreements. Although the reverse repurchase agreements are committed, lenders have the right to mark the mortgage collateral to market and potentially increase the Company's cash equity investment in the mortgage collateral. During periods of rising interest rates or turbulent market conditions, the market value of these loans may be adversely impacted. At December 31, 2000 there were no Mortgage Loans being financed by short-term reverse repurchase agreements.

FAILURE TO SUCCESSFULLY MANAGE INTEREST RATE RISKS MAY ADVERSELY AFFECT RESULTS
  OF OPERATIONS

    The Company will follow a program intended to protect against interest rate changes. However, developing an effective interest rate risk management strategy is complex and no management strategy can completely insulate the Company from risks associated with interest rate changes. In addition, hedging involves transaction costs. In the event the Company hedges against interest rate risks, the Company may substantially reduce its net income. Further, the federal tax laws applicable to REITs may limit the Company's ability to fully hedge its interest rate risks. Such federal tax laws may prevent the Company from effectively implementing hedging strategies that, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates. See "Business--Risk Management--Interest Rate Risk Management."

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

FAILURE TO RENEW OR OBTAIN ADEQUATE FUNDING MAY ADVERSELY AFFECT RESULTS OF
  OPERATIONS

    The Company currently relies on short term borrowings to fund the initial acquisitions of Mortgage Loans. Accordingly, the ability of the Company to achieve its investment objectives depends on its ability (i) to borrow money in sufficient amounts and on favorable terms, (ii) to renew or replace on a continuous basis its maturing short term borrowings and (iii) to successfully leverage its Mortgage Assets. In addition, the Company is dependent upon a few lenders to provide the primary credit facilities for its purchases of Mortgage Assets. Any failure to obtain or renew adequate funding under these facilities or other financings on favorable terms, could reduce the Company's net interest income and have a material adverse effect on the Company's operations. During the year ending December 31, 2000, the Company did not use the reverse repurchase financing facility and plans to let the facility expire. In the near term the Company will rely upon uncommitted financing to meet short-term needs. The Company expects to enter into committed facilities as the need arises. There can be no assurances that these facilities will be procured.

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

LOANS SERVICED BY THIRD PARTIES

    All of the Company's Mortgage Loans are serviced by sub-servicers. The Company continually monitors the performance of the sub-servicers through performance reviews, comparable statistics for delinquencies and on-site visits. The Company has on occasion determined that sub-servicers have not followed standard collection and servicing practices related to the Company's Mortgage Loans which the Company believes have lead to increased delinquencies and higher loan losses on selected defaulted Mortgage Loans segments. The Company and the Manager continue to monitor these servicers, have put these entities on notice of such deficiencies, and have instituted other mitigating processes. The Company has arranged for servicing with entities that have particular expertise in non-conforming Mortgage Loans. Although the Company has established these relationships and procedures, there can be no assurance that these sub-servicers will service the Company's Mortgage Loans in such a way as to minimize delinquency rates and/or credit losses and not cause an adverse effect on the Company's results of operations.

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

    The Manager's default on its obligations with respect to the Notes, or failure of the Company to comply with various restrictive covenants could result in a default and termination of the Management Agreement, in which case the operations of the Company could be adversely affected pending either the engagement of a new manager or the development internally of the resources necessary to manage the operation of the Company. The Manager is currently in default of its covenants. The senior note holders have not issued waivers, however the parties continue to operate under the terms of the Management Agreement. In addition, MDC-REIT has pledged 1.6 million shares of its common stock of the Company to secure the Manager's obligations under the Securities Purchase Agreement. As a result of the defaults under the Securities Purchase Agreement, the pledged shares could be transferred to the holders of the Notes, who will then have certain demand registration rights.

INVESTMENTS IN MORTGAGE ASSETS MAY BE ILLIQUID

    Although the Company expects that a majority of the Company's future investments will be in Mortgage Assets for which a resale market exists, certain of the Company's future investments may lack a regular trading market and may be illiquid. In addition, during turbulent market conditions, the liquidity of all of the Company's Mortgage Assets may be adversely impacted.

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

EXECUTIVE OFFICERS OF THE COMPANY

    The following table presents certain information concerning the executive officers of the Company:

NAME                                 AGE                 POSITION(1)
----                               --------              -----------
John M. Robbins(2)...............      53     Chairman of the Board, Chief
                                              Executive Officer

Jay M. Fuller(2).................      50     President, Chief Operating
                                              Officer

Judith A. Berry..................      47     Executive Vice President and
                                              Chief Financial Officer

Charles H. Eshom.................      44     Senior Vice President, Capital
                                              Markets

Clayton W. Strittmatter..........      38     Senior Vice President, Finance

Lisa S. Faulk....................      42     Senior Vice President, Operations

------------------------

(1) Each executive officer holds the same position with the Manager.

(2) Mr. Robbins and Mr. Fuller are founders of the Company.

    JOHN M. ROBBINS has served as Chairman of the Board of Directors and Chief Executive Officer and Director of the Company since its formation in February 1997. Prior to joining the Company, Mr. Robbins was Chairman of the Board of American Residential Mortgage Corporation from 1990 until 1994 and President of American Residential Mortgage Corporation from the time he co-founded it in 1983 until 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1973. Mr. Robbins has served two terms on the Board of Governors and the Executive Committee of the Mortgage Association of America, and was appointed to its first Board of Directors. He has also served on FNMA's National Advisory Board. Mr. Robbins is currently a director of Garden Fresh Restaurant Corporation, Accredited Home Lenders, and is a trustee of the University of San Diego.

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

    JUDITH A. BERRY has served as Executive Vice President and Chief Financial Officer of the Company since June, 1999. From 1996 to 1999 Ms. Berry was President of Directors Acceptance, the Subprime Mortgage Division of Norwest Mortgage, Inc. (now Wells Fargo). Ms. Berry was Executive Vice President and Chief Financial Officer of American Residential Mortgage Corporation from 1989 to 1994. Between 1984 and 1989, she was Senior Vice President of Acquisitions and New Business Development for American Residential Mortgage Corporation.
Ms. Berry was an audit manager for Arthur Young, now Ernst & Young from 1978 to 1984. Ms. Berry received a BS in Business Administration from San Diego State University in 1977 and is a Certified Public Accountant in California.

    CHARLES H. ESHOM was appointed to the position of Senior Vice President, Capital Markets, responsible for the areas of portfolio management for the Company, effective January 1, 2001. Prior to joining the Company, Mr. Eshom served as an outside consultant performing similar duties. Mr. Eshom served in a number of senior management positions for affiliated entities of Wells Fargo and Directors Mortgage from 1987 to 2000. He was responsible for overseeing various risk management functions, including secondary marketing, credit policy, quality control, loan production operations and servicing performance. From 1987 to 1995, Mr. Eshom served as one of the senior officers of Directors Mortgage responsible for all capital markets related functions. Mr. Eshom began his financial services career in 1982 as a Loan Officer with Shearson/American Express Mortgage. Mr. Eshom holds a B.S. in Business Administration and an M.B.A. in Finance from California State Polytechnic University, Pomona, CA.

    CLAYTON W. STRITTMATTER has served as Senior Vice President, Finance, since August 2000. Mr. Strittmatter was Vice President, Finance and was in charge of corporate borrowing facilities, cash management and investor relations for the Company since its formation in February 1997. Prior to joining the Company, Mr. Strittmatter served as Vice President of finance for Ameriquest Mortgage Corporation, a division of Long Beach Mortgage Company. Previously, he held a number of executive positions with American Residential Mortgage Corporation. Mr. Strittmatter has a B.S. in Business Finance from San Diego State University.

    LISA S. FAULK has served as Senior Vice President, Operations, of the Company since October 1997. Prior to joining the Company, Ms. Faulk served as Vice President, Conduit Underwriting, for Advanta Mortgage Corporation where she managed the Conduit Division's underwriting, funding and processing functions in the non-conforming credit markets. Ms. Faulk was Vice President, Manager Credit Risk Review, for HomeFed Bank, Federal Savings Bank from 1984 to 1993. Ms. Faulk has a B.S. in Business Finance from Oregon State University.

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

"GAP RISK" means the timing difference (mis-match) between the repricing of interest rate sensitive (variable rate) assets and interest rate sensitive (variable rate) liabilities.

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

"MORTGAGE ASSETS" means Mortgage Securities, Mortgage Loans Held-for-Investment and Bond Collateral

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

"PERIODIC INTEREST RATE CAP" or "PERIODIC CAP" means the maximum change in the coupon rate permissible under the terms of the loan at each coupon adjustable date. Periodic caps limit both the speed by which the coupon rate can adjust upwards in a rising interest rate environment and the speed by which the coupon rate can adjust downward in a falling rate environment.

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

ITEM 2. PROPERTIES

    The Company's and the Manager's executive offices are located at 445 Marine View Avenue, Suite 230, Del Mar, California. The Company and the Manager currently occupy approximately 7,000 square feet of space. The Manager leases facilities pursuant to a lease expiring on April 1, 2002. The cost for this space for the year ended December 31, 2000, was approximately $179,000. Management believes that these facilities are adequate for the Company's and the Manager's foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

    At December 31, 2000, there were no material pending legal proceedings to which the Company was a party or of which any of its property was subject.

    On January 3, 2001, the Company filed a lawsuit in the California Superior Court in San Diego seeking to recover damages arising from its purchase of a pool of residential mortgage loans from Lehman Capital, a Division of Lehman Brothers Holdings, Inc., in late 1997 and early 1998. In addition to Lehman Capital, the lawsuit names Long Beach Mortgage Company, Inc. as a defendant.

    The complaint seeks damages for losses arising out of the Company's agreement to purchase loans from Lehman Capital, which had acquired the loans from Long Beach Mortgage Co. Lehman Capital assigned the loans and its agreement with Long Beach Mortgage Co. to the Company. The complaint alleges, among other claims, that Lehman Capital and Long Beach Mortgage Co. breached their obligations to the Company under the purchase agreements for the sale of the loans. The complaint also seeks recovery from Lehman Capital and Long Beach Mortgage Co. for negligent misrepresentations made in connection with the sale of the loans. The complaint alleges damages for the losses incurred due to Lehman Capital and Long Beach Mortgage Co.'s failure to repurchase a number of these loans, which damages are estimated to exceed $5,000,000, for additional damages including repayment of all, or a portion of, the premium paid to Lehman Capital on such loans and for damages equal to the lost return on the loans, measured as if the loans had performed as represented.

    The Company believes that its present allowance is adequate to cover future losses arising from the matters alleged in the complaint. Litigation expenses expected to be incurred in prosecuting the lawsuit have not been provided for and will reduce earnings in future periods as the suit progresses. The timing and amount of such expenses are uncertain.

    The lawsuit is presently in the discovery phase. The outcome of litigation is always uncertain and the facts involved in the allegations of the Company's lawsuit are complex. No assurance can be given that the Company will recover all or any portion of the amounts claimed. No resolution can be expected to occur for an extended period of time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on October 29, 1997, and is traded on the New York Stock Exchange under the trading symbol INV. As of December 31, 2000, the Company had 8,055,500 shares of common stock issued and outstanding which was held by 49 holders of record.

    The following table sets forth, for the periods indicated, the high, low and closing sales prices per share of common stock as reported on the New York Stock Exchange composite tape common stock.

                                                                          STOCK PRICES
                                                              ------------------------------------
2000                                                            HIGH          LOW         CLOSE
----                                                          ---------   -----------   ----------
Year ended December 31, 2000................................  7           1 5/8         2 3/16
Fourth quarter ended December 31, 2000......................  3 3/4       1 5/8         2 3/16
Third quarter ended September 30, 2000......................  4 1/2       2 7/16        3 1/4
Second quarter ended June 30, 2000..........................  6 1/4       3 15/16       4 1/8
First quarter ended March 31, 2000..........................  7           5 1/4         5 3/4
1999
------------------------------------------------------------
Year ended December 31, 1999................................  8 3/4       5 7/16        6 7/8
Fourth quarter ended December 31, 1999......................  8 3/4       5 1/2         6 7/8
Third quarter ended September 30, 1999......................  8 3/8       7 1/16        8 3/8
Second quarter ended June 30, 1999..........................  8 1/2       7 1/16        7 3/8
First quarter ended March 31, 1999..........................  8 1/4       5 7/16        8 1/4

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

    The following table sets forth, for the periods indicated, the dividends paid in 1999 and 2000:

                CASH
              DIVIDEND
             ----------
   DATE         DATE       AMOUNT     DIVIDEND
 DECLARED     PAYABLE     PER SHARE     TOTAL
----------   ----------   ---------   ---------
12/14/2000..  1/31/2001     0.20      1,611,100
10/19/2000..  11/7/2000     0.20      1,611,100
7/20/2000..    8/7/2000     0.20      1,611,100
4/20/2000..   5/10/2000     0.20      1,611,100
12/16/1999..  1/31/2000     0.30      2,416,650
10/21/1999..  11/8/1999     0.27      2,174,985
7/21/1999..    8/6/1999     0.25      2,013,875
4/22/1999..   5/10/1999     0.20      1,611,100

ITEM 6. SELECTED FINANCIAL DATA

    The following selected Statement of Operations and Balance Sheet data as of December 31, 2000, 1999, 1998 and 1997, and for the years ended December 31, 2000, 1999 and 1998 and for the period from February 11, 1997 (commencement of operations) through December 31, 1997, has been derived from the Company's consolidated financial statements audited by KPMG LLP, independent auditors, whose report with respect thereto appears on page F-2. Such selected financial data should be read in conjunction with those consolidated financial statements and the accompanying notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" also included elsewhere herein.

                                                                                                  FOR THE PERIOD FROM
                                                                                                   FEBRUARY 11, 1997
                                                                                                   (COMMENCEMENT OF
                                        FOR THE              FOR THE              FOR THE             OPERATIONS)
                                       YEAR ENDED           YEAR ENDED           YEAR ENDED             THROUGH
                                   DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998     DECEMBER 31, 1997
                                   ------------------   ------------------   ------------------   -------------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total interest income..........       $  86,537            $  79,119            $  68,407            $  14,096
  Total interest expense.........          69,328               49,644               45,190                9,517
  Premium amortization...........          10,773               16,625               13,311                1,797
  Premium write-down.............              --               12,294                   --                   --
  Provision for loan losses......           4,884                3,650                3,470                   --
  Loss on sale of mortgage-backed
    securities...................              --                   --                5,912                   --
  Impairment loss on retained
    interest in securitization...           5,093                   --                   --                   --
  Operating expenses.............          12,305                5,205                4,082                  379
  Net income (loss)..............          (6,198)              (3,850)              (1,214)               2,403
  Net income (loss) per share of
    common stock -- basic........           (0.77)               (0.48)               (0.15)                0.83
  Net income (loss) per share of
    common stock -- diluted......           (0.77)               (0.48)               (0.15)                0.82
  Weighted average number of
    shares -- basic..............       8,020,900            8,055,500            8,090,772            2,879,487
  Weighted average number of
    shares -- diluted............       8,020,900            8,055,500            8,090,772            2,929,009
  Dividends declared per share...            0.80                 1.02                 0.83                 0.84
  Noninterest expense as percent
    of average assets............            1.57%                0.90%                2.21%                0.13%

                                          AS OF               AS OF               AS OF               AS OF
                                    DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                    -----------------   -----------------   -----------------   -----------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE SHEET DATA:
  Mortgage securities
    available-for-sale, net.......      $     --           $       --           $  6,617            $387,099
  Mortgage loans held-for-
    investment, net, pledged......            --              126,216            179,009             162,762
  Bond collateral, mortgage
    loans.........................       847,265            1,153,731            417,808                  --
  Total assets....................       882,573            1,313,342            656,772             561,834
  Short-term debt.................         5,083              119,003            166,214             451,288
  Long-term debt, net.............       797,182            1,103,258            385,290                  --
  Stockholders' equity............        76,627               86,854            101,971             106,569

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS, OR STRATEGIES REGARDING THE FUTURE. STATEMENTS WHICH USE THE WORDS "EXPECTS", "WILL", "MAY", "ANTICIPATES", "GOAL", "INTENDS", "SEEKS", "STRATEGY" AND DERIVATIVES OF SUCH WORDS ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING CHANGES IN THE COMPANY'S FUTURE INCOME, MORTGAGE ASSET PORTFOLIO, DIRECT ORIGINATION BUSINESS, FINANCINGS, WAYS THE COMPANY MAY SEEK TO GROW INCOME, INCOME LEVELS, THE COMPANY'S BELIEF REGARDING FUTURE PREPAYMENT RATES AND FUTURE BORROWING COSTS, AND THE EFFECT ON THE COMPANY'S INTEREST INCOME, INTEREST EXPENSE AND OPERATING PERFORMANCE OF CHANGES IN INTEREST RATES, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS SET FORTH UNDER ITEM 1 UNDER THE HEADING "BUSINESS RISKS". IN PARTICULAR, THE COMPANY'S FUTURE INCOME COULD BE AFFECTED BY INTEREST RATE INCREASES, HIGH LEVELS OF PREPAYMENTS, MORTGAGE LOAN DEFAULTS, REDUCTIONS IN THE VALUE OF RETAINED INTEREST IN SECURITIZATIONS, AND INABILITY TO ACQUIRE OR FINANCE NEW MORTGAGE ASSETS.

OVERVIEW

    The Company's revenue primarily consists of interest income generated from its Mortgage Assets and its cash and investment balances (collectively, "earning assets"), prepayment penalty income, income generated by equity in income of American Residential Holdings, Inc.and management fees..

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

    For that portion of the Company's earning assets funded with borrowings ("spread lending"), the resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds. Gross income from spread lending will generally decrease following an increase in short term interest rates due to increases in borrowing costs but a lag in adjustments to the earning asset yields. Yields on adjustable rate loans generally adjust based on a short term interest rate index, but the majority of the Company's earning assets are adjustable rate loans which are subject to an initial fixed teaser period of two years, and then adjust periodically every six months. Gross income from spread lending will generally increase following a fall in short term interest rates due to decreases in borrowing costs and a lag in downward adjustments to the earning asset yields.

    The Company's primary expenses, beside its borrowing costs, are amortization of loan purchase premiums, provision for loan losses, losses on sale of real estate owned ("REO"), management and administrative expenses and interest rate cap and floor agreement expenses. Provision for loan losses represent the Company's best estimate of expenses related to loan defaults. Losses on the sale of REO represent a shortfall between sale proceeds and the net carrying amount of the property. The carrying value does included a reduction (credit provision) to reflect an estimate of net proceeds at time of sale. Premiums are amortized using the interest method over their estimated lives. Management fees and administrative costs are generally based on the size of the earning asset portfolio Interest rate cap and floor agreement costs are based on size of the portfolio subject to gap risk and the market prices for interest rate cap agreements.

    During the third and fourth quarter of 2000 the Company recorded approximately $5.1 million of impairment charges related to its retained interest in a REMIC securitization (the "Residual"). GAAP requires that any decline in residual asset value that is other than temporary be reflected through the Company's current period income statement. Decreases in interest spreads, along with higher than anticipated loan prepayment rates, caused the impairment. The loans backing the Residual were purchased, securitized in a REMIC and sold in June of 1998. There are no other retained interests in securitizations owned by the Company.

    One of the Company's primary objectives is to diversify the income stream. This would mean, less reliance on spread lending and more upon mortgage loan related acitivities. Several potential alternatives exist which would position the Company closer to the loan orgination process and thereby reduce the premium for loan acquisition and improve the underwriting standards. These alternatives may or may not be through a taxable entity. One alternative in pursuing this diversity is to become a direct loan orginator. There can be no assurance, however, that the Company's strategy will be successful or that the Company will increase or maintain its income level.

RESULTS OF OPERATIONS

    For the years ended December 31, 2000 and December 31, 1999 the Company generated a net loss of approximately $6.2 and $3.9 million, respectively. Net loss per share of common stock was $0.77 and $0.48 for the years ended
December 31, 2000 and December 31, 1999, respectively. The net loss in 2000 was in a large part due to an impairment loss on retained interest in a securitization (see discussion earlier in "overview" section) and spread compression. Spread compression in 2000, was a result of a 100 basis point increase in borrowing rates from 6.00% in December of 1999 to 7.00% in December of 2000, which was not offset by a corresponding increase in asset yields. The Company's decision to not purchase new assets during the year has resulted in a decline in the portfolio balance. A decline in the size of the portfolio has reduced the relative level of interest income (although interest income increased in 2000, there would have been a larger increase if asset yields had increased) and operating cash flow available to fund new portfolio asset acquisitions. Net interest rate margin (the spread between asset yields and borrowing rates) may increase in 2001 if the recent interest rate reductions by the Federal Reserve continue. Asset yields are expected to increase by mid-2001 when the rates on the majority of the Company's mortgage loans are expected to contractually increase, with a corresponding widening of the net interest margin. However, with limited cash flow available to fund new portfolio acquisitions and the Company's desire to deploy capital to build its mortgage loan origination capability, it is likely that the portfolio size will continue to decline, unless the Company obtains new equity capital. Consequently, decreases in the size of the mortgage portfolio may continue to negatively impact the Company's financial condition and results of operations. The net loss in 1999 was directly attributable to the write-down of premium on Bond Collateral (Mortgage Loans) in the amount of approximately $12.3 million. These loans were purchased in 1997 and early 1998 when non-conforming loans were selling significantly above par.

    The growth in Mortgage Asset interest income of $9.0 million, and the decrease in net interest spread of $12.3 million between the years ended December 31, 2000, and December 31, 1999, were primarily due to a higher average portfolio. Net interest spread decreased as a result of higher average borrowing interest expense associated with increased borrowing costs not matched by increased mortgage asset yields.

    Net interest income increased $5.9 million from the prior period ended December 31, 1999. This was primarily due to a premium write-down expense of $12.3 million taken during the period ending December 31, 1999.

    Premium amortization expense represents the amortization of purchase premiums paid for Mortgage Loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $10.8 million for the year ended December 31, 2000 and $16.6 million for the year ended December 31, 1999. Lower premium amortization expense is due to a decrease in amortization expense on the FASIT protfolio offset by increased amortization on the 1999-1 and 1999-A portfolios. Additionally, increased levels of prepayments in the fourth quarter of 1999 on the CMO/FASIT segment of Bond Collateral (Mortgage Loans) lead to a premium write-down of $12.3 million in the fourth quarter of 1999. The following chart represents constant repayment rates ("CPRs"):

                                                                        CPR RATES
                                                              ------------------------------
                                                                LIFE       SIX       THREE
                                                                TIME      MONTHS     MONTHS
                                                              --------   --------   --------
                                                                    DECEMBER 31, 2000
Bond collateral:
  CMO/FASIT 1998-1..........................................   45.6%      48.2%      43.6%
  COM 1999-1................................................   33.3%      41.1%      41.4%
  CMO 1999-2................................................   19.8%      20.7%      22.0%
  CMO/REMIC 1999-A..........................................   17.0%      22.0%      18.9%
  CMO 2000-2................................................   15.0%        n/a      18.3%

                                                                        CPR RATES
                                                              ------------------------------
                                                                LIFE       SIX       THREE
                                                                TIME      MONTHS     MONTHS
                                                              --------   --------   --------
                                                                    DECEMBER 31, 1999
Bond collateral:
  CMO/FASIT 1998-1..........................................   35.6%      50.6%      56.2%
  COM 1999-1................................................   19.4%      19.1%      20.5%
  CMO 1999-2................................................   12.6%         --      12.1%
  CMO/REMIC 1999-A..........................................   12.8%         --      12.7%

    At December 31, 2000, unamortized premiums as a percentage of the remaining principal amount of Bond Collateral (Mortgage Loans) were 4.00%, as compared to 3.71% at December 31, 1999. These levels are relatively low compared to 8.16% at December 31, 1998. This is primarily due to the write-down of premiums on the CMO/FASIT portfolio during the year ending December 31, 1999. The chart below provides a breakdown of prepayment coverage and the weighted average months remaining until the next interest rate adjustment for each segment of the Mortgage Loan Portfolio:

                                              PERCENTAGE     WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                             OF LOANS WITH   MONTHS REMAINING     MONTHS UNTIL
                                 PRINCIPAL    PREPAYMENT      ON PREPAYMENT     INITIAL INTEREST
                                  BALANCE      PENALTIES        COVERAGE*       RATE ADJUSTMENT
                                 ---------   -------------   ----------------   ----------------
                                                     (DOLLARS IN THOUSANDS)
Bond Collateral, Mortgage
  Loans:
  CMO/FASIT 1998-1.............  $ 91,250         15%               14                  0
  COM 1999-1...................   116,760         57%               14                  4
  CMO 1999-2...................   313,392         86%               15                  6
  CMO/REMIC 1999-A.............   246,198         84%               11                  6
  CMO 2000-2...................    51,414         92%               20                 15
                                 --------         ---               --                 --
                                 $819,014         74%               13                  6
                                 ========         ===               ==                 ==

------------------------

* Prepayment coverage is the number of months remaining before the prepayment clause in the mortgage loan contracts expire and borrowers may perpay the loan without prepayment penalty charges.

    Most of the intermediate adjustable rate mortgages in the CMO/FASIT and 1999-1 segments of the Bond Collateral portfolio have reached their first contractual interest rate adjustment (increase) and prepayment penalties on these loans have expired, resulting in a higher probability of refinancing and principal prepayments. The Company anticipates that prepayment rates on the newer Mortgage Loans will increase as these predominately adjustable rate loans reach their initial adjustments or when prepayment penalty clauses expire. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase. The Company's financial condition and results of operations could be materially adversely affected if prepayment levels increase significantly.

    During 2000, other operating income increased approximately $106 thousand over the year ended December 31, 1999 primarily due to an increase of approximately $426 thousand in equity income from American Residential Holdings, Inc. (a non-consolidated taxable subsidiary) partially offset by a decrease in prepayment penalty income of approximately $141 thousand.

    For the year ended December 31, 2000, other expenses increased approximately $7.1million over the year ended December 31, 1999. During 2000 the Company incurred a loss on the sale of real estate owned of increased by $900 thousand and management fees increased approximately $295 thousand as a result of the Company's Mortgage Loans having a higher average balance in 2000 than 1999. Throughout 2000 Mortgage Loan balances have declined, but the average Mortgage Loan balance in 2000 was higher than in 1999. General and administrative expenses increased approximately $665 thousand from the year ended December 31, 1999 to the year ended December 31, 2000. The increase in general and administrative expenses is primarily the result of adding employees, an increase in professional fees for legal work to expand state licensing, administration of REO and pursuing loan repurchases by loan sellers, an increase in computer software amortization and excise taxes.

    The Company held Mortgage Assets of approximately $855 million as of December 31, 2000, comprised mainly of Mortgage Loans held as Bond Collateral. This compares to $1.3 billion as of December 31, 1999 comprised of Mortgage Loans held for investment, net pledged, of approximately $126.2 million and Bond Collateral of approximately $1.2 billion.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 2000, net cash provided by operating activities was approximately $23.7 million. The difference between net cash provided by operating activities and the net loss of approximately $6.2 million was primarily the result of premium amortization; a decrease in accrued interest receivable, and an impairment loss on retained interest in and provision for loan losses. During the year ended December 31, 1999, net cash provided by operating activities was approximately $27.7 million. The difference between net cash provided by operating activities and the net loss of approximately
$3.9 million was primarily the result of premium amortization and write-down of mortgage asset premiums and provision for loan losses.

    Net cash provided by investing activities for the year ended December 31, 2000, was approximately $410.7 million. Net cash was positively impacted by: principal payments on bond collateral of approximately $334.6 million; the sale of mortgage loans held-for-investment of approximately $66.5 million; and proceeds from the sale of real estate owned of approximately $8.7 million. Net cash used in investing activities for the year ended December 31, 1999, was approximately $717.2 million. Net cash used for the year was negatively affected by the purchase of Mortgage Loans in the amount of approximately
$990.6 million, and the purchase of interest rate cap agreements of approximately $1.7 million. Net cash used in investing activities for the year ended December 31, 1999, was positively affected by principal payments of approximately $266.2 million, sale of mortgage securities of approximately
$3.2 million and proceeds from the sale of real estate owned of approximately $5.6 million.

    For the year ended December 31, 2000, net cash used in financing activities was approximately $428.2 million. Major components of net cash used include: payments on long-term debt of approximately $363.0 million; decrease in short-term debt of approximately $113.9 million and payment of dividends of approximately $7.3 million. These cash uses were partially offset by the issuance of

CMO bonds of approximately $56.2 million. For the year ended December 31, 1999, net cash provided by financing activities was approximately $663.5 million offset by the payment of dividends totaling $7 million. Net cash provided by financing activities was positively affected by the issuance of long-term debt in the amount of approximately $958.3 million and an increase in net borrowings from long-term debt of approximately $7.1 million. Net cash provided by financing activities was negatively impacted by a decrease in net borrowings from reverse repurchase agreements of approximately $47.2 million, payments on long-term debt of approximately $244.3 million and dividends paid of approximately $7.0 million.

    The financial condition of the Company can be affected by turmoil in world markets as well as domestic liquidity problems. As stated earlier, the Company intends to seek new financing sources as the need arises. There can be no assurance that the Company will be able to secure new short or long-term financing or that financing will be available on favorable terms. See "Business Risks--FAILURE TO RENEW OR OBTAIN ADEQUATE FUNDING MAY ADVERSELY AFFECT RESULTS OF OPERATIONS."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

REPRICING OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, are anticipated by the Company to reprice in each of the future time periods shown. The amount of assets and liabilities shown which reprice during a particular period were determined based on contractual maturity adjusted for estimated prepayments. Estimated prepayments are based on the Company's historical experience. For fair value of financial instruments as of December 31, 2000, see Note 10. "Fair Value of Financial Instruments." (Dollars in thousands.)

                                                                AT DECEMBER 31, 2000
                         ---------------------------------------------------------------------------------------------------
                                      MORE THAN     MORE THAN    MORE THAN   MORE THAN    MORE THAN
                         3 MONTHS    3 MONTHS TO   6 MONTHS TO   1 YEAR TO   3 YEARS TO   5 YEARS TO                 FAIR
                          OR LESS     6 MONTHS       1 YEAR       3 YEARS     5 YEARS      30 YEARS      TOTAL       VALUE
                         ---------   -----------   -----------   ---------   ----------   ----------   ---------   ---------
Interest-earning
  assets:
  Cash and cash
    equivalents........     14,688          --            --           --         --            --        14,688      14,688
  Mortgage loans held-
    for-investment,
    net, pledged.......         --          --            --           --         --            --            --          --
  Bond collateral......    127,122     397,889        57,139      153,727         --       111,388       847,265     842,252
  Retained interest in
    securitization.....      3,249          --            --           --         --            --         3,249       3,249
  Interest rate
    agreements.........      1,115          --            --           --         --            --         1,115          --
  Due from affiliate...        355          --            --           --         --            --           355         355
                         ---------    --------      --------      -------      -----       -------     ---------   ---------
    Total
      interest-earning
      assets...........    146,529     397,889        57,139      153,727         --       111,388       866,672     860,544
                         =========    ========      ========      =======      =====       =======     =========   =========
Interest-bearing
  liabilities:
  Short-term debt......      5,083          --            --           --         --            --         5,083       5,083
  Long-term debt,
    net................    746,148          --            --           --         --        51,034       797,182     797,182
  Due to affiliate.....      1,347          --            --           --         --            --         1,347       1,347
                         ---------    --------      --------      -------      -----       -------     ---------   ---------
    Total
      interest-bearing
      liabilities......    752,578          --            --           --         --        51,034       803,612     803,612
                         =========    ========      ========      =======      =====       =======     =========   =========

Interest rate
  sensitivity gap(1)...   (606,049)    397,889        57,139      153,727         --        60,354        63,060      56,932

Cumulative interest
  rate sensitivity
  gap..................   (606,049)   (208,160)     (151,021)       2,706      2,706        63,060

                                                                AT DECEMBER 31, 1999
                         ---------------------------------------------------------------------------------------------------
                                      MORE THAN     MORE THAN    MORE THAN   MORE THAN    MORE THAN
                         3 MONTHS    3 MONTHS TO   6 MONTHS TO   1 YEAR TO   3 YEARS TO   5 YEARS TO                 FAIR
                          OR LESS     6 MONTHS       1 YEAR       3 YEARS     5 YEARS      30 YEARS      TOTAL       VALUE
                         ---------   -----------   -----------   ---------   ----------   ----------   ---------   ---------
Interest-earning
  assets:
  Cash and cash
    equivalents........      8,550          --            --           --          --           --         8,550       8,550
  Mortgage loans held-
    for-investment,
    net, pledged.......         --          --            --      126,216          --           --       126,216     126,216
  Bond collateral......    195,341     125,832        28,784      659,137      19,837      124,800     1,153,731   1,153,731
  Retained interest in
    securitization.....      6,610          --            --           --          --           --         6,610       6,610
  Interest rate
    agreements.........      1,556          --            --           --          --           --         1,556       1,294
  Due from affiliate...        394          --            --           --          --           --           394         394
                         ---------    --------      --------      -------      ------      -------     ---------   ---------
    Total
      interest-earning
      assets...........    212,451     125,832        28,784      785,353      19,837      124,800     1,297,057   1,296,795
                         =========    ========      ========      =======      ======      =======     =========   =========

Interest-bearing
  liabilities:
  Short-term debt......    119,003          --            --           --          --           --       119,003     119,003
  Long-term debt,
    net................  1,043,513          --            --           --          --       59,745     1,103,258   1,103,258
  Due to affiliate.....        597          --            --           --          --           --           597         597
                         ---------    --------      --------      -------      ------      -------     ---------   ---------
    Total
      interest-bearing
      liabilities......  1,163,113          --            --           --          --       59,745     1,222,858   1,222,858
                         =========    ========      ========      =======      ======      =======     =========   =========

Interest rate
  sensitivity gap(1)...   (950,662)    125,832        28,784      785,353      19,837       65,055        74,199      73,937

Cumulative interest
  rate sensitivity
  gap..................   (950,662)   (824,830)     (796,046)     (10,693)      9,144       74,199

--------------------------

(1) Interest rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and the related notes, together with the Independent Auditor's Report thereon are set forth on pages F-2 through F-29 on this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 with respect to directors is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Company's annual meeting of stockholders to be held May 24, 2001 (the "Proxy Statement"). The information required with respect to executive officers is set forth in Item 1 of this report under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the information contained under the heading "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the information contained under the heading "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the information contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    1.  The following financial statements of the Company are included in
       Part II, Item 8 of this Annual Report on Form 10-K:

       Independent Auditors' Report;

       Consolidated Balance Sheets as of December 31, 2000, and December 31,
       1999;

       Consolidated Statements of Operations and Comprehensive Income (Loss) for the three year period ended December 31, 2000;

       Consolidated Statements of Stockholders' Equity for each of the years in the three-years ended December 31, 2000;

       Consolidated Statements of Cash Flows for each of the years in the years ended December 31, 2000 and December 31, 1999;

       Notes to Consolidated Financial Statements.

    2.  Financial Statements Schedules.

    All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

    3. Exhibits:

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       (1) 3.1          Articles of Amendment and Restatement of the Registrant

       (1) 3.2          Amended and Restated Bylaws of the Registrant

       (1) 4.1          Registration Rights Agreement dated February 11, 1997

       (2) 4.2          Articles Supplementary dated February 22, 1999

       (2) 4.3          Rights Plan by and between the Company and American Stock
                        Transfer and Trust Company dated as of February 2, 1999

       (4) 4.4          Indenture dated as of June 1, 1998, between American
                        Residential Eagle Bond Trust 1999-2 (a wholly-owned, consolidated subsidiary of the Registrant) and First Union
                        National Bank, as Trustee

       (5) 4.5          Indenture dated as of April 1, 1999, between American
                        Residential Eagle Bond Trust 1999-1 (a wholly-owned,
                        consolidated subsidiary of the Registrant) and Norwest Bank
                        Minnesota, National Association, as Trustee

       (6) 4.6          Indenture dated as of July 1, 1999, between American
                        Residential Eagle Bond Trust 1999-2 (a wholly-owned,
                        consolidated subsidiary of the Registrant) and Norwest Bank
                        Minnesota, National Association, as Trustee

      (1) 10.1          Management Agreement between the Registrant and Home Asset
                        Management Corp. dated February 11, 1997 and Amendment thereto

     (1) +10.2          Employment and Noncompetition Agreement between Home Asset
                        Management Corp. and John Robbins dated February 11, 1997
                        and Amendment thereto

     (1) +10.3          Employment and Noncompetition Agreement between Home Asset
                        Management Corp. and Jay Fuller dated February 11, 1997 and
                        Amendment thereto

      (3) 10.5a         Lisa Faulk Employment Letter, as amended

     (7) +10.5b         Judith A. Berry Employment and Noncompetition Agreement

     (1) +10.6          1997 Stock Incentive Plan

     (1) +10.7          Form of 1997 Stock Option Plan, as amended

     (1) +10.8          Form of 1997 Outside Directors Stock Option Plan

     (1) +10.9          Form of Employee Stock Purchase Plan

      (1) 10.10         Securities Purchase Agreement between Registrant, Home Asset
                        Management Corp. and MDC REIT Holdings, LLC dated February
                        11, 1997

     (1) +10.11         Form of Subscripton Agreement dated February 11, 1997

      (1) 10.12         Secured Promissory Note dated June 25, 1997

      (1) 10.13         Lease Agreement with Louis and Louis dated March 7, 1997

     (1) +10.14         Form of Indemnity Agreement

      (3) 10.15         Master Repurchase Agreement--Confidential Treatment
                        Requested and Granted

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         +10.16         Charles H. Eshom Employment Letter dated December 27, 2000

      (3) 21.1          Subsidiaries of Registrant

          23.1          Consent of KPMG LLP

------------------------

+  Management Contract or Compensatory Plan

(1) Incorporated by reference to Registration Statement on Form S-11 filed September 25, 1997 (File No. 333-33679)

(2) Incorporated by reference to Current Reports on Form 8-K filed February 17, 1999 (File No. 001-13485)

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended 1997 filed March 31, 1998

(4) Incorporated by reference to Current Reports on Form 8-K (File No.333-47311)

(5) Incorporated by reference to Current Reports on Form 8-K (File No. 333-5932)

(6) Incorporated by reference to Current Reports on Form 8-K (File No. 333-70189-01)

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended 1999 filed March 30, 2000

(a) Reports on Form 8-K:

           NONE

             FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT
                           FOR INCLUSION IN FORM 10-K
                                   FILED WITH
                       SECURITIES AND EXCHANGE COMMISSION
                               DECEMBER 31, 2000
                         INDEX TO FINANCIAL STATEMENTS

American Residential Investment Trust, Inc.

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations and Comprehensive
  Income (Loss).............................................    F-4
Consolidated Statements of Stockholders' Equity.............    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Residential Investment Trust, Inc.
Del Mar, California:

We have audited the accompanying consolidated balance sheets of American Residential Investment Trust, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principals generally accepted in the United States of America.

                                          KPMG LLP

San Diego, California
January 28, 2001

          AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                     ASSETS

                                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
Cash and cash equivalents...................................      $ 14,688           $    8,550
Mortgage loans held-for-investment, net, pledged............            --              126,216
Bond collateral, mortgage loans, net........................       847,265            1,153,731
Bond collateral, real estate owned..........................         7,685                5,187
Retained interest in securitization.........................         3,249                6,610
Interest rate cap agreements................................         1,115                1,556
Accrued interest receivable, net............................         6,315                9,665
Due from affiliate..........................................           355                  394
Investment in American Residential Holdings, Inc............         1,480                  881
Other assets................................................           421                  552
                                                                  --------           ----------
                                                                  $882,573           $1,313,342
                                                                  ========           ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt.............................................      $  5,083           $  119,003
Long-term debt, net.........................................       797,182            1,103,258
Accrued interest payable....................................           309                  619
Due to affiliate............................................         1,347                  597
Accrued expenses and other liabilities......................           143                  176
Management fees payable.....................................           271                  418
Accrued dividends...........................................         1,611                2,417
                                                                  --------           ----------
  Total liabilities.........................................       805,946            1,226,488
Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares
  authorized; no shares issued and outstanding..............            --                   --
Common stock, par value $.01 per share; 25,000,000 shares
  authorized; 8,055,500 shares issued and 8,020,900
  outstanding in 2000 and 8,055,500 shares issued and
  outstanding in 1999.......................................            81                   81
Treasury Stock (34,600 shares)..............................           (84)                  --
Additional paid-in-capital..................................       109,271              109,271
Accumulated other comprehensive income (loss)...............            --               (2,500)
Accumulated deficit.........................................       (32,641)             (19,998)
                                                                  --------           ----------
  Total stockholders' equity................................        76,627               86,854
                                                                  --------           ----------
                                                                  $882,573           $1,313,342
                                                                  ========           ==========

          See accompanying notes to consolidated financial statements.

          AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE             FOR THE             FOR THE
                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                               -----------------   -----------------   -----------------
Interest income:
  Mortgage assets............................       $86,347             $77,367             $67,667
  Cash and investments.......................           880               3,531               1,819
  Interest rate cap and floor agreement
    expense..................................          (690)             (1,779)             (1,079)
                                                    -------             -------             -------
    Total interest income....................        86,537              79,119              68,407
Interest expense.............................        69,328              49,644              45,190
                                                    -------             -------             -------
Net interest spread..........................        17,209              29,475              23,217
  Premium amortization.......................        10,773              16,625              13,311
  Premium write-down.........................            --              12,294                  --
                                                    -------             -------             -------
Net interest income..........................         6,436                 556               9,906
  Provision for loan losses..................         4,884               3,650               3,470
                                                    -------             -------             -------
Net interest income (loss) after provision
  for loan losses............................         1,552              (3,094)              6,436
                                                    -------             -------             -------
Other operating income:
  Management fee income......................           323                 472                 420
  Equity in income of American Residential
    Holdings, Inc............................           599                 173               1,118
  Prepayment penalty income..................         3,633               3,774                 806
  Gain on sale of mortgage backed
    securities...............................            --                  30                  --
                                                    -------             -------             -------
    Total other operating income.............         4,555               4,449               2,344
                                                    -------             -------             -------
Net operating income.........................         6,107               1,355               8,780
Other expenses:
  Loss on sale of real estate owned, net.....         1,229                 349                  --
  Loss on loan sales, net....................           167                  --               5,912
  Impairment loss on retained interest in
    securitization...........................         5,093                  --                  --
  Management fees............................         3,852               3,557               2,466
  General and administrative expenses........         1,964               1,299               1,616
                                                    -------             -------             -------
    Total other expenses.....................        12,305               5,205               9,994
                                                    -------             -------             -------
Net income (loss)............................        (6,198)             (3,850)             (1,214)
                                                    -------             -------             -------
Other comprehensive income (loss):
  Unrealized holding gain (loss).............            --              (3,050)             (2,062)
  Reclassification adjustment included in
    income...................................         2,500                  --               5,912
                                                    -------             -------             -------
Comprehensive income (loss)..................       $(3,698)            $(6,900)            $ 2,636
                                                    =======             =======             =======
Net income (loss) per share of Common Stock--
  Basic......................................       $ (0.77)            $ (0.48)            $ (0.15)
Net income (loss) per share of Common Stock--
  Diluted....................................         (0.77)              (0.48)              (0.15)
Dividends per share of Common Stock..........          0.80                1.02                0.83

          See accompanying notes to consolidated financial statements.

          AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             ACCUMULATED                    RETAINED
                                 COMMON STOCK                  ADDITIONAL       OTHER        CUMULATIVE     EARNINGS
                             --------------------   TREASURY    PAID-IN     COMPREHENSIVE    DIVIDENDS    (ACCUMULATED
                              SHARES      AMOUNT     STOCK      CAPITAL     INCOME/(LOSS)     DECLARED      DEFICIT)      TOTAL
                             ---------   --------   --------   ----------   --------------   ----------   ------------   --------
Balance December 31,
  1997.....................  8,114,000     $81        $ --      $109,786       $(3,300)       $ (2,401)     $ 2,403      $106,569
                             ---------     ---        ----      --------       -------        --------      -------      --------
Purchase and retirement of
  common stock.............    (58,500)     --          --          (492)           --              --           --          (492)
Offering costs.............         --      --          --           (23)           --              --           --           (23)
Other comprehensive
  income...................         --      --          --            --         3,850              --           --         3,850
Net loss...................         --      --          --            --            --              --       (1,214)       (1,214)
Dividends declared.........         --      --          --            --            --          (6,719)          --        (6,719)
                             ---------     ---        ----      --------       -------        --------      -------      --------
Balance December 31,
  1998.....................  8,055,500      81          --       109,271           550          (9,120)       1,189       101,971
                             ---------     ---        ----      --------       -------        --------      -------      --------
Other comprehensive loss...         --      --          --            --        (3,050)             --           --        (3,050)
Net loss...................         --      --          --            --            --              --       (3,850)       (3,850)
Dividends declared.........         --      --          --            --            --          (8,217)          --        (8,217)
                             ---------     ---        ----      --------       -------        --------      -------      --------
Balance December 31,
  1999.....................  8,055,500      81          --       109,271        (2,500)        (17,337)      (2,661)       86,854
                             ---------     ---        ----      --------       -------        --------      -------      --------
Treasury Stock.............     34,600     (84)        (84)           --            --              --           --           (84)
Other comprehensive
  income...................         --      --          --         2,500            --              --        2,500         2,500
Net Income.................         --      --          --            --            --          (6,198)      (6,198)       (6,198)
Dividends declared.........         --      --          --            --        (6,445)             --       (6,445)       (6,445)
                             ---------     ---        ----      --------       -------        --------      -------      --------
Balance at December 31,
  2000.....................  8,020,900     $81        $(84)     $109,271       $    --        $(23,782)     $(8,859)     $ 76,627
                             =========     ===        ====      ========       =======        ========      =======      ========

          See accompanying notes to consolidated financial statements.

          AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   FOR THE             FOR THE             FOR THE
                                                                 YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................      $ (6,198)           $ (3,850)           $ (1,214)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Amortization of mortgage assets premiums................        10,773              28,919              13,311
    Amortization of interest rate cap agreements............           995                 797                 779
    Amortization of CMO capitalized costs...................         1,071                 446                  --
    Amortization of CMO premium.............................          (156)               (158)                (79)
    Provision for loan losses...............................         4,884               3,650               3,470
    Equity in undistributed income of American Residential
      Holdings, Inc.........................................          (599)               (173)             (1,118)
    (Increase) decrease in deposits to
      over-collateralization account........................           768                (898)             (1,513)
    Impairment loss on retained interest in
      securitization........................................         5,093                  --                  --
    Loss on sale of mortgage securities.....................            --                 (30)                 --
    Loss on sale of real estate owned.......................         3,139                 349                  --
    Loss on loan sales......................................           167                  --                  --
    (Increase) decrease in accrued interest receivable......         3,350                (950)             (2,096)
    (Increase) decrease in other assets.....................           131                (364)                 43
    (Increase) decrease in due from affiliate...............            39                 212                (337)
    Decrease in accrued interest payable....................          (310)               (607)               (613)
    Increase (decrease) in accrued expenses and management
      fees payable..........................................          (180)                117                (363)
    Increase in due to affiliate............................           750                 211                 386
                                                                  --------            --------            --------
    Net cash provided by operating activities...............        23,717              27,671              10,656
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of mortgage loans held-for-investment...........            --            (990,557)           (649,605)
  Purchase of interest rate cap agreements..................          (554)             (1,679)             (1,042)
  Purchase of retained interest in securitization...........            --                  --              (6,699)
  Purchase of mortgage loans held for investment............          (622)                 --                  --
  Sale of mortgage loans held for investment................        66,525                  --                  --
  Principal payments on mortgage securities
    available-for-sale......................................         1,962               3,428             150,101
  Principal payments on mortgage loans
    held-for-investment.....................................            --              27,531              29,089
  Principal payments on bond collateral.....................       334,630             235,223              71,586
  Proceeds from sale of mortgage securities
    available-for-sale......................................            --               3,225             227,760
  Proceeds from sale of mortgage loans
    held-for-investment.....................................            --                  --             103,525
  Proceeds from sale of real estate owned...................         8,726               5,602                  --
  Investment in American Residential Holdings, Inc..........            --                  --                (475)
  Dividends recorded from American Residential Holdings,
    Inc.....................................................            --                  --                 885
                                                                  --------            --------            --------
    Net cash provided by (used in) investing activities.....       410,667            (717,227)            (74,875)
CASH FLOWS FROM FINANCING ACTIVITIES:.......................            --
  Issuance of long-term debt................................        56,210             958,319             457,011
  Decrease in net borrowings from short-term debt...........      (113,920)            (47,211)           (285,074)
  Net proceeds from stock issuance..........................            --                  --                 (23)
  Purchase of common stock..................................            --                  --                (492)
  Increase in net borrowings from long-term debt............            --               7,054                  --
  Increase in capitalized costs.............................            --              (3,439)                 --
  Dividends paid............................................        (7,250)             (7,008)             (6,809)
  Payments on long-term debt................................      (362,986)           (244,254)            (71,642)
  Purchase of Treasury Stock................................           (84)                 --                  --
  Issuance of CMO/FASIT bonds...............................          (216)                 --                  --
                                                                  --------            --------            --------
    Net cash provided by (used in) financing activities.....      (428,246)            663,461              92,971
Net increase (decrease) in cash and cash equivalents........         6,138             (26,095)             28,752
Cash and cash equivalents at beginning of period............         8,550              34,645               5,893
                                                                  --------            --------            --------
Cash and cash equivalents at end of period..................      $ 14,688            $  8,550            $ 34,645
Supplemental information -- interest paid...................      $ 67,633            $ 48,830            $ 45,463
                                                                  ========            ========            ========
Non-cash transactions:
  Dividends declared and unpaid.............................      $  1,611            $  2,417            $  1,208
                                                                  ========            ========            ========
  Transfer from mortgage loans held-for-investment, net to
    bond collateral.........................................      $ 58,279            $664,006            $497,653
                                                                  ========            ========            ========
  Transfers from bond collateral to real estate owned.......      $ 14,363            $ 11,029            $    490
                                                                  ========            ========            ========

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

ORGANIZATION

    AmRES commenced operations on February 11, 1997. AmRES was financed through a private equity funding from its manager, Home Asset Management Corporation (the "Manager"). AmRES operates as a mortgage real estate investment trust ("REIT") which has elected to be taxed as a REIT for Federal income tax purposes, which generally will allow AmRES to pass its income through to its stockholders without payment of corporate level Federal income tax, provided that the Company distributes at least 90% of its taxable income to stockholders. During 1998, AmRES formed Eagle, a special-purpose finance subsidiary. Holdings, a non-REIT, taxable affiliate of the Company, was established during the first half of 1998. During 1999, AmRES formed Eagle 2, a limited-purpose corporation and wholly-owned subsidiary of Eagle. The Company acquires residential mortgage loans ("Mortgage Loans"). These Mortgage Loans are typically secured by single-family real estate properties throughout the United States. The Company utilizes both debt and equity to finance its acquisitions. The Company may also use securitization techniques to enhance the value and liquidity of the Company's Mortgage Loans and may sell Mortgage Loans from time to time.

    The Company sold residential mortgage loans in the second quarter of 1998 through the use of a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC, which consisted of pooled

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) adjustable-rate first-lien mortgages, was issued by Holdings to the public through the registration statement of the related underwriter.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

MORTGAGE ASSETS

    The Company's Mortgage Assets consist of Mortgage Loans secured by residential properties (Mortgage Loans).

MORTGAGE LOANS HELD-FOR-INVESTMENT AND BOND COLLATERAL

    Mortgage loans held-for-investment and Bond Collateral include various types of adjustable-rate and fixed-rate loans secured by mortgages on single-family residential real estate properties. Premiums related to these loans are amortized over their estimated lives using the interest method. Loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on non-accrual status. Generally, loans are placed in non-accrual status that are in foreclosure or non-performing bankruptcy, i.e. loans in bankruptcy and not performing according to the bankruptcy plan that is established with the trustee. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that the loan becomes current and the loans principal balance is deemed collectible. Loans are restored to accrual status when loans become well secured and are in the process of collection.

    The Company considers a loan to be impaired when, based upon current information and events, it believes it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Given the homogeneous nature of the loan portfolio, loans are evaluated for impairment collectively. Many factors are considered in the determination of impairment. The measurement of collateral dependent loans is based on the fair value of the loan's collateral.

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

INTEREST RATE CAP AGREEMENTS

    The Company uses interest rate cap agreements (the "Cap Agreements") for interest rate risk protection. The Cap Agreements are purchased primarily to reduce the Company's gap risk (the timing

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) difference or mis-match between the repricing of interest rate sensitive assets and interest rate sensitive liabilities). The Company periodically evaluates the effectiveness of these Cap Agreements under various interest rate scenarios.

    The cost of the Cap Agreements are amortized over the life of the Cap Agreements using the straight-line method. The Company has credit risk to the extent counterparties to the Cap Agreements do not perform their obligations under the Cap Agreements. In order to reduce this risk and to achieve competitive pricing, the Company has entered into Cap Agreements only with counterparties which are investment grade rated. With the implementation of SFAS 133 (See "Recent Accounting Developments"), the cost of Cap Agreements will be marked to market beginning in 2001.

INCOME TAXES

    AmREIT has elected to be taxed as a REIT and complies with REIT provisions of the Internal Revenue Code of 1986 as amended (the "Code") and the corresponding provisions of State law. Accordingly, AmREIT will not be subject to federal or state income tax to the extent of its distributions to stockholders. In order to maintain its status as a REIT, AmREIT is required, among other requirements, to distribute at least 90% of its taxable income.

INCOME (LOSS) PER SHARE

    The following table illustrates the computation of basic and diluted income
(loss) per share (in thousands, except share and per share data):

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                               -----------------   -----------------   -----------------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Numerator:
Numerator for basic income (loss) per share
  net earnings...............................      $  (6,198)          $  (3,850)          $  (1,214)
Denominator:
Denominator for basic income per share --
  weighted average number of common shares
  outstanding during the period..............      8,020,900           8,055,500           8,090,772
Incremental common shares attributable to
  exercise of outstanding options............             --                  --                  --
                                                   ---------           ---------           ---------
Denominator for diluted income per share.....      8,020,900           8,055,500           8,090,772
Basic income (loss) per share................      $   (0.77)          $   (0.48)          $   (0.15)
Diluted income (loss) per share..............      $   (0.77)          $   (0.48)          $   (0.15)

    At December 31, 2000 and 1999 there were 938,100 and 791,400 options respectively that were antidilutive and, therefore, not included in the calculation above.

COMPREHENSIVE INCOME (LOSS)

    The Company recognizes comprehensive income (loss) as part of the Statement of Operations and Comprehensive Income (Loss) and is disclosed as part of stockholders' equity in accumulated other

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) comprehensive income (loss). Comprehensive income (loss) consists of net income
(loss) and net unrealized gains (losses) on retained interest in securitization.

SEGMENTS

    The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments.

STOCK OPTIONS

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

RECENT ACCOUNTING DEVELOPMENTS

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. FASB Interpretation No. 44 clarifies certain issues related to the application of APB Opinion 25 and became effective July 1, 2000, with certain conclusions covering specific events that occurred either after December 15, 1998 or January 12, 2000. FASB Interpretation No. 44 did not have a material effect on the Company's financial position or results of operations.

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

    Statements of Financial Accounting Standards No. 133. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133")

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

    Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

    This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

    On January 1, 2001, we adopted SFAS 133, and at that time, determined that our interest rate cap agreements did not meet the hedging requirements of SFAS 133. Previously, we had designated these interest rate cap agreements as hedges to assure that we maintained a positive gap between the cost of borrowing and the yield on our mortgage portfolio. As required under SFAS 133, derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement.

    With the implementation of SFAS 133, we recorded transition amounts associated with establishing the fair values of the derivative instruments on the balance sheet as a decrease of $1,106,000 to net income (loss). Under old accounting rules, the Company would have expensed derivative instrument cost over their effective period.

(IN THOUSANDS)
--------------
Summary of transition adjustment at January 1:
  Balance Sheet
    Assets
    Interest Rate Cap Agreements............................  ($1,106)
                                                              ($1,106)
                                                              =======
  Liabilities and Stockholders' Equity
    Accumulated Deficit.....................................  ($1,106)
                                                              ($1,106)
                                                              -------
Statement of Income
  Cumulative effect of a change in accounting principle.....  ($1,106)
                                                              =======
  Net Income................................................  ($1,106)
                                                              -------

    The transition adjustment will be presented as a cumulative effect adjustment as described in Accounting Principles Board Opinion No. 20, Accounting Changes, in our 2001 financial statements. The transition amounts were determined based on the interpretive guidance issued to date by the Financial Accounting Standards Board. The Financial Accounting Standards Board continues to issue

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) interpretive guidance which could require changes in our application of the standard and adjustment to the transition amounts. SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments but will have no effect on cash flows or the overall economics of the transactions.

    Statement 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and Statement 138, continues to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (Statement 138). Statement 138 addresses a limited number of issues causing implementation difficulties for numerous entities that are required to apply Statement 133.

    Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes.

    Statement 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The Company has complied with the disclosure requirements of SFAS 140.

NOTE 2. MORTGAGE LOANS HELD-FOR-INVESTMENT, NET, PLEDGED

    AmREIT purchases certain non-conforming Mortgage Loans to be held as long-term investments. At December 31, 2000 and 1999, Mortgage Loans held for investment consist of the following (dollars in thousands):

                                                              2000       1999
                                                            --------   --------
Mortgage loans held-for-investment, principal.............   $  --     $122,036
Unamortized premium.......................................      --        4,343
Allowance for loan losses.................................      --         (163)
                                                             -----     --------
                                                             $  --     $126,216
                                                             =====     ========

    A summary of the activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                2000       1999
                                                              --------   --------
Balance beginning of year...................................   $ 163      $  817
Provision (credit) charged to operating expense.............    (153)      1,025
Transfer to CMO/FASIT.......................................     (10)     (1,679)
                                                               -----      ------
Balance end of year.........................................   $  --      $  163
                                                               =====      ======

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 2. MORTGAGE LOANS HELD-FOR-INVESTMENT, NET, PLEDGED (CONTINUED)
    At December 31, 2000, there were no Mortgage Loans. The weighted average net coupon on the Mortgage Loans for the year ended December 31, 1999 was 9.17% per annum. All Mortgage Loans have a repricing frequency of five years or less. At December 31, 1999, approximately 29% of the collateral was located in California with no other state representing more than 6%.

NOTE 3. BOND COLLATERAL, MORTGAGE LOANS

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

    The components of the Bond Collateral at December 31, 2000 and 1999 are summarized as follows (dollars in thousands):

                                CMO/             CMO/
                               REMIC            REMIC             CMO              CMO           CMO/FASIT
                               2000-2           1999-A           1999-2           1999-1           1998-1            TOTAL
                           SECURITIZATION   SECURITIZATION   SECURITIZATION   SECURITIZATION   SECURITIZATION   BOND COLLATERAL
                           --------------   --------------   --------------   --------------   --------------   ---------------
AT DECEMBER 31, 2000
Mortgage loans...........      $51,414         $246,198         $313,392         $116,760         $ 91,250        $  819,014
Unamoritized premium.....        1,885            8,877           12,470            5,323            4,213            32,768
Allowance for loan
  losses.................         (196)            (621)          (1,399)          (1,413)            (888)           (4,517)
                               -------         --------         --------         --------         --------        ----------
                               $53,103         $254,454         $324,463         $120,670         $ 94,575        $  847,265
                               =======         ========         ========         ========         ========        ==========
Weighted average net
  coupon.................         9.09%            9.48%            8.98%           10.08%           12.08%             9.63%
Unamortized premiums as a
  percent of Mortgage
  Loans..................         3.67%            3.61%            3.98%            4.56%            4.62%             4.00%
AT DECEMBER 31, 1999
Mortgage loans...........      $    --         $319,606         $385,795         $200,884         $210,584        $1,116,869
Unamoritized premium.....           --           12,227           14,284            8,622            6,279            41,412
Allowance for loan
  losses.................           --             (298)            (332)          (1,443)          (2,477)           (4,550)
                               -------         --------         --------         --------         --------        ----------
                               $    --         $331,535         $399,747         $208,063         $214,386        $1,153,731
                               =======         ========         ========         ========         ========        ==========
Weighted average net
  coupon.................         0.00%            9.39%            9.03%            8.91%           10.15%             9.32%
Unamortized premiums as a
  percent of Mortgage
  Loans..................         0.00%            3.83%            3.70%            4.29%            2.98%             3.71%

    At December 31, 2000 and 1999, approximately 25% and 38%, respectively of the collateral was located in California for the CMO/FASIT 1998-1 and no other state represented more than 8%,

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 3. BOND COLLATERAL, MORTGAGE LOANS (CONTINUED) respectively. At December 31, 2000 and 1999, approximately 33% and 38% respectively of the collateral was located in California for the CMO 1999-1 and no other state represented more than 6% and 7% respectively. At December 31, 2000 and 1999, approximately 21% respectively of the collateral was located in California for the CMO 1999-2 and no other state represented more than 7% respectively. At December 31, 2000 and 1999, approximately 11% and 13% of the collateral was located in Michigan for the CMO/REMIC 1999-A and no other state represented more than 10% respectively. At December 31, 2000, approximately 24% of the collateral was located in California for the CMO 2000-2 and no other state represented more than 7%.

    Non-accrual loans included in the Company's Bond Collateral, Mortgage Loans as of December 31, 2000 and 1999 were approximately $48.1million and $37.5 million, respectively. There was no specific related allowance for 2000 or 1999.

    A summary of the activity in the allowance for loan losses is as follows (dollars in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Balance beginning of year...................................   $4,550     $4,966     $   --
Provision charged to operating expense......................    5,037      2,625      2,361
Loans charged-off net of recoveries.........................     (393)      (873)        --
Charge offs upon transfer to real estate owned..............   (4,687)    (2,536)      (125)
Reclassification to interest allowance......................       --     (1,311)        --
Transfer from Mortgage Loans Held-for-Investment............       10      1,679      2,730
                                                               ------     ------     ------
Balance end of year.........................................   $4,517     $4,550     $4,966
                                                               ======     ======     ======

NOTE 4. BOND COLLATERAL, REAL ESTATE OWNED

    The Company owned 120 properties and 68 properties as of December 31, 2000 and 1999, respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal. At December 31, 2000 and 1999, real estate owned totaled approximately
$7.7 million and $5.2 million, respectively.

NOTE 5. RETAINED INTEREST IN SECURITIZATION

    Retained interest in securitization consists of assets generated and retained in conjunction with the Company's 1998-1 REMIC securitization. A summary of these assets at December 31, 2000 and 1999 were as follows (dollars in thousands):

                                                                2000       1999
                                                              --------   --------
REMIC subordinate certificates..............................   $1,089     $6,950
Overcollateralization account...............................    2,160      2,160
Unrealized gain (loss)......................................       --     (2,500)
                                                               ------     ------
                                                               $3,249     $6,610
                                                               ======     ======

    The Company classified the 1998-1 REMIC securities as available-for-sale securities and carries them at market value. The fair value of the retained interest is determined by computing the present

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 5. RETAINED INTEREST IN SECURITIZATION (CONTINUED) value of the excess of the weighted-average coupon of the residential mortgages sold (12.65%) over the sum of: (1) the coupon on the senior interest (7.10%), and (2) a servicing fee paid to the servicer of the residential mortgages (0.50%) and other fees, and taking into account expected estimated losses to be incurred on the portfolio of residential mortgages sold over the estimated lives of the residential mortgages and using an estimated future average prepayment assumption of 34% per year for 2000 and 35% per year for 1999. The prepayment assumption used in estimating the cash flows is based on recent evaluations of the actual prepayments of the related portfolio and on market prepayment rates on new portfolios of similar residential mortgages, taking into consideration the current interest rate environment and its expected impact on the estimated future prepayment rate. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes is commensurate with the risk of holding such a financial instrument. The rate used to discount the cash flows coming out of the trust was approximately 10%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's retained interest could change.

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

NOTE 6. INTEREST RATE CAP AGREEMENTS

    The amortized cost of the Company's interest rate cap agreements was $1.1 million net of accumulated amortization of $667 thousand and $1.6 million net of accumulated amortization of $1.1 million at December 31, 2000 and 1999, respectively.

CAP AGREEMENTS

    The Company had five and four outstanding Cap Agreements at December 31, 2000 and 1999, respectively. Potential future earnings from each of these Cap Agreements are based on variations in the one month London Interbank Offered Rate ("LIBOR"). The Cap Agreements at December 31, 2000 and 1999 have contractually stated notional amounts which vary over the life of the Cap Agreements. Under these Cap Agreements the Company will receive cash payments should the

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 6. INTEREST RATE CAP AGREEMENTS (CONTINUED) agreed-upon reference rate, one month LIBOR, increase above the strike rates of the Cap Agreements. There was approximately $295,000 and approximately $104,000 in income for the years ended December 31, 2000 and 1999 respectively for Cap Agreements, offset by $995,000 and $797,000 in Cap Agreement amortization.

    All of the adjustable-rate mortgage securities and mortgage loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime interest rate caps.

FLOOR AGREEMENTS

    The Company had no outstanding floor agreements at December 31, 2000, or December 31, 1999. The Company had no floor agreement expense in 2000 and approximately $1.1 million floor agreement expense which was included in hedge expense in 1999.

    Interest rate agreements outstanding at December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                                 2000
                              ---------------------------------------------------------------------------
                                 AVERAGE         CAP          FLOOR
                              NOTIONAL FACE   CAP STRIKE   FLOOR STRIKE
                                 AMOUNT          RATE          RATE           INDEX           EXPIRES
                              -------------   ----------   ------------   -------------   ---------------
First Union.................    $364,000         6.750%            --     1 mo. LIBOR     July, 2001
Merrill Lynch...............     227,100         7.120%            --     1 mo. LIBOR     December, 2001
Merrill Lynch...............     111,200         7.120%            --     1 mo. LIBOR     December, 2001
Solomon Smith Barney........      47,600         7.120%            --     1 mo. LIBOR     December, 2001
Solomon Smith Barney........      97,100         7.120%            --     1 mo. LIBOR     December, 2001

                                                                1999
                             ---------------------------------------------------------------------------
                                AVERAGE         CAP          FLOOR
                             NOTIONAL FACE   CAP STRIKE   FLOOR STRIKE
                                AMOUNT          RATE          RATE           INDEX           EXPIRES
                             -------------   ----------   ------------   -------------   ---------------
Lehman Brothers............    $ 44,994         8.105%            --     1 mo. LIBOR     April, 2000
CS First Boston............      85,378         8.114%            --     1 mo. LIBOR     April, 2000
First Union................     364,000         6.750%            --     1 mo. LIBOR     July, 2001
Bear Stearns...............     200,000         6.250%            --     1 mo. LIBOR     September, 2000

NOTE 7. SHORT-TERM DEBT

    The Company had entered into reverse repurchase agreements with two lenders to finance the acquisition of Mortgage Loans. The Company had a $100 million committed and $100 million uncommitted agreement with Bear Stearns, which expired on July 31, 2000, and a $100 million committed agreement with Morgan Stanley Mortgage Corporation, Inc. which expired March 10, 2000. When the reverse repurchase agreements are in use, they are collateralized by a portion of the Company's Mortgage Loans.

    There were no Mortgage Loans reverse repurchase agreements outstanding at December 31, 2000. At December 31, 1999, the Company had approximately
$119.0 million of Mortgage Loans reverse repurchase agreements outstanding with a weighted average borrowing rate of 6.05%. The maximum

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 7. SHORT-TERM DEBT (CONTINUED)
month end balance and the average balance outstanding for the twelve months ended December 31, 1999, were approximately $406.0 million and $141.3 million, respectively.

    The weighted average remaining maturity was one day at December 31,1999.

    At December 31, 1999, the Mortgage Loans reverse repurchase agreements had the following characteristics (dollars in thousands):

                                                                 DECEMBER 31, 1999
                                                      ---------------------------------------
                                                      REPURCHASE   UNDERLYING   INTEREST RATE
                                                      LIABILITY    COLLATERAL    (PER ANNUM)
                                                      ----------   ----------   -------------
Bear Stearns........................................   $119,003     $122,017        6.05%

    At December 31, 2000, short-term borrowings outstanding were 5.1 million. These borrowings were secured by the Company's interest in REMIC Securities 1999-A Series. Interest is payable monthly at LIBOR plus 150 basis points. The note is due February 26, 2001.

NOTE 8. LONG-TERM DEBT, NET

    During the second quarter of 1999, AmRIT, through its wholly owned subsidiary, Eagle, issued approximately $229.0 million of a single class of mortgage backed notes (Long-Term Debt). The notes are principally secured by the assets of the trust, which consist primarily of fixed and adjustable rate mortgage loans secured by first liens on one-to-four family residential properties. Payments received on the mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT. The maturity of the notes is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the notes were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

    During the third quarter of 1999, AmRIT, through its wholly owned subsidiary, Eagle, issued approximately $394.1 million of Series 1999-2 mortgage backed bonds (Long-Term Debt) in two classes. The bonds are non-recourse obligations of a trust formed and wholly-owned by Eagle. The Class A-1 Bonds of approximately $332.4 million are secured by the assets of the trust, which consist of approximately $339.8 million in adjustable-rate mortgage loans secured by first liens on one- to four-family residential properties. The interest rate for the Class A-1 Bonds is variable based on one-month LIBOR. The Class A-2 Bonds of approximately $61.7 million are secured by approximately
$63 million in fixed-rate mortgage loans secured by first liens on one- to four-family residential properties. The interest rate on the Class A-2 Bonds is 7.09%. "Bond Collateral" is used to make payments on the Long-Term Debt. Payments received on the mortgage loans in excess of obligations due under the Long-Term Debt agreement are remitted to the Company on a monthly basis by the Bond Trustee. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT. While the stated maturity of the bonds is July 25, 2029, the actual maturity of the bonds is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption by the Company according to the specific terms of the indenture pursuant to which the bonds were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 8. LONG-TERM DEBT, NET (CONTINUED)
    During the third quarter of 1999, Greenwich Capital Financial
Products, Inc. ("GCFP") conveyed to AmRIT, Mortgage Loans consisting of first lien, fully-amortizing, residential mortgage loans ("Mortgage Loans") with original terms to maturity of 30 years and an aggregate scheduled principal balance as of the close of business on August 1, 1999, of $335.2 million. AmRIT then conveyed an interest in the Mortgage Loans to Greenwich Financial Asset Securities Corp. in exchange for a specified cash sum and certain REMIC securities. Under generally accepted accounting principles, the transaction was treated as an issuance of Long Term Debt, Series 1999-A, secured by the Mortgage Loans. The Series 1999-A Long-Term Debt consists of two classes: Class A-1 which had an initial principal amount of approximately $335.2 million and Class S-1 which is an interest only class. The interest rate for the Class A-1 is variable based on the one-month LIBOR. The interest rate for the Class S-1 begins at 3.5%, declines by 0.5% each year for two years and then declines to 0.00% at the end of year three. The stated maturity for the Class A-1 is August, 2029, however, since the maturity of the debt is directly affected by the rate of principal repayments of the related Mortgage Loans, the actual maturity of the Class A-1 is likely to occur earlier than its stated maturity.

    AmRIT conveyed to Eagle, which in turn conveyed to Eagle 2, AmRIT's remaining interest in the Mortgage Loans (subject to the Series 1999-A Long Term
Debt) and received as payment a combination of cash and credit for an additional capital contribution. Pursuant to an Agreement with GCFP ("Financing Agreement"), Eagle 2 pledged its interest in the Mortgage Loans as collateral to secure a term loan made to it by GCFP, and directed the Trustee to remit all collections, distributions or other income with respect to the Mortgage Loans (net of amounts due on the Series 1999-A Long Term Debt) directly to GCFP to prepay outstanding principal and interest.

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

    The components of the Long-Term Debt at December 31, 2000, and December 31, 1999, along with selected other information are summarized below (dollars in thousands):

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

  DOLLARS IN THOUSANDS
  --------------------          CMO/             CMO/
                               REMIC            REMIC             CMO              CMO           CMO/FASIT
                               2000-2           1999-A           1999-2           1999-1           1998-1           TOTAL
                           SECURITIZATION   SECURITIZATION   SECURITIZATION   SECURITIZATION   SECURITIZATION   LONG-TERM DEBT
  AT DECEMBER 31, 2000     --------------   --------------   --------------   --------------   --------------   --------------
Long-Term debt...........      $50,871         $239,617         $306,274         $113,874         $ 88,946        $  799,582
CMO premium, net.........           --               --               --               --               78                78
Capitalized costs on
  long-term debt.........         (195)             (23)          (1,372)            (785)            (103)           (2,478)
                               -------         --------         --------         --------         --------        ----------
Total Long-Term debt.....      $50,676         $239,594         $304,902         $113,089         $ 88,921        $  797,182
                               =======         ========         ========         ========         ========        ==========
Weighted average
  financing rates........         7.01%            6.79%            6.98%            6.97%            7.74%             7.00%
  AT DECEMBER 31, 1999
Long-Term debt...........      $    --         $317,057         $376,855         $198,228         $208,120        $1,100,260
CMO premium, net.........           --               --               --               --              237               237
Capitalized costs on
  long-term debt.........           --              (30)          (1,679)          (1,299)            (329)           (3,337)
                               -------         --------         --------         --------         --------        ----------
Total Long-Term debt
  (1)....................      $    --         $317,027         $375,176         $196,929         $208,028        $1,097,160
                               =======         ========         ========         ========         ========        ==========
Weighted average
  financing rates........           --             5.57%            6.11%            5.94%            5.98%             5.90%

------------------------

(1) The GCFP Note was classified as Long-Term debt in 1999 with a balance of approximately $6.1 million. These borrowings were secured by the Company's interest in REMIC Securities 1999-A Series. Interest is payable monthly at LIBOR plus 150 basis points. The note is due February 26, 2001.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments amounts have been determined by the Company's management using available market information and appropriate valuation methodologies; however, considerable judgement is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) estimation methodologies may have a material effect on the estimated fair value amounts. The fair value as of December 31, 2000 and 1999 is as follows (dollars in thousands):

                                                       CARRYING     FAIR     CARRYING      FAIR
                                                        AMOUNT     VALUE      AMOUNT       VALUE
                                                       --------   --------   ---------   ---------
                                                              2000                   1999
                                                       -------------------   ---------------------
Assets:
  Cash and cash equivalents..........................  $14,688    $14,688    $   8,550   $   8,550
  Mortgage Loans held-for-investment.................       --         --      126,216     126,216
  Bond collateral....................................  847,265    842,252    1,153,731   1,142,810
  Retained interest in securitization................    3,249      3,249        6,610       6,610
  Interest rate agreements...........................    1,115          9        1,556       1,294
  Due from affiliate.................................      355        355          394         394
Liabilities:
  Short-term debt....................................    5,083      5,083      119,003     119,003
  Long-term debt.....................................  797,182    797,182    1,103,258   1,103,258
  Due to affiliate...................................    1,347      1,347          597         597

    The following describes the methods and assumptions used by the Company in estimating fair values.

CASH AND CASH EQUIVALENTS

    The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

RETAINED INTEREST IN SECURITIZATION

    This security is classified as available-for-sale and as such is carried at fair value. See "Notes to the Consolidated Financial Statements--Note 5. Retained Interest in Securitization" for a description of the valuation methodology.

MORTGAGE LOANS HELD-FOR-INVESTMENT

    The fair value for Mortgage Loans and held-for-investment is estimated based on quoted market prices from dealers and brokers for similar types of Mortgage Assets.

    The fair value for Bond Collateral is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans. Market prices reflect various assumptions as to prepayment rates, loan losses and financing costs.

INTEREST RATE CAP AGREEMENTS

    The fair value of interest rate cap agreements is estimated based upon general market prices from dealers.

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
DUE FROM AFFILIATE

    The fair value of due from affiliate approximates the carrying amount because of the short-term nature of the asset.

SHORT-TERM DEBT

    The fair value of reverse repurchase agreements approximates the carrying amounts because of the short term nature of the liabilities.

LONG-TERM DEBT

    The fair value of long-term debt is estimated based upon all long-term debt being at variable rates and therefore cost equals fair market value.

DUE TO AFFILIATE

    The fair value of due to affiliate approximates the carrying amount because of the short-term nature of the liability.

NOTE 10. STOCK OPTION PLANS

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

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 10. STOCK OPTION PLANS (CONTINUED)
    During the period from February 11, 1997 (commencement of operations) through December 31,, 2000, the Company granted 938,100 options as follows:

                                                                                 TOTAL     OPTIONS W/
                                                       ISO      NON-QUALIFIED   OPTIONS      SAR'S
                                                     --------   -------------   --------   ----------
1997 STOCK INCENTIVE PLAN GRANTS:
February 11, 1997 @ 12.50/share....................   99,200       216,000       315,200     280,000
1997 STOCK OPTION PLAN GRANTS:
October 27, 1997 @ 15.00/share.....................  104,801       232,999       337,800          --
December 15, 1997 @ 15.00/share....................    4,267        72,133        76,400          --
1997 OUTSIDE DIRECTORS STOCK OPTIONS GRANTS:
October 27, 1997 @ 15.00/share.....................       --        30,000        30,000          --
                                                     -------       -------      --------     -------
Options Outstanding at December 31, 1997...........  208,268       551,132       759,400     280,000
                                                     -------       -------      --------     -------
1997 STOCK OPTION PLAN GRANTS:
April 8, 1998 @ 13.69/share........................    9,000            --         9,000          --
October 1, 1998 @ 6.13/share.......................    2,500            --         2,500          --
                                                     -------       -------      --------     -------
OPTIONS ISSUED IN 1998.............................   11,500            --        11,500          --
                                                     -------       -------      --------     -------
OPTIONS TERMINATED IN 1998.........................  (26,667)      (48,333)      (75,000)
                                                     -------       -------      --------     -------
NET OPTIONSTERMINATED IN 1998......................  (15,167)      (48,333)      (63,500)         --
                                                     -------       -------      --------     -------
1997 STOCK OPTION PLAN GRANTS:
April 19, 1999 @ 8.06/share........................    2,500            --         2,500          --
April 30, 1999 @ 7.50/share........................    1,500            --         1,500          --
May 6 1999 @ 7.25/share............................  224,700            --       224,700          --
June 16, 1999 @ 7.50/share.........................  100,000            --       100,000          --
July 16, 1999 @ 7.75/share.........................   35,000            --        35,000          --
August 16, 1999 @ 7.06/share.......................    5,000            --         5,000          --
1997 OUTSIDE DIRECTORS STOCK OPTIONS GRANTS:
May 19, 1999 @ 7.88/share..........................   30,000            --        30,000          --
                                                     -------       -------      --------     -------
OPTIONS ISSUED IN 1999.............................  398,700            --       398,700          --
OPTIONS TERMINATED IN 1999.........................  (32,567)      (40,933)      (73,500)
                                                     -------       -------      --------     -------
NET OPTIONS ISSUED IN 1999.........................  366,133       (40,933)      325,200
                                                     -------       -------      --------     -------
1997 STOCK OPTION PLAN GRANTS:
August 10, 2000 @ 4.063/share......................   15,000            --        15,000          --
November 3, 2000 @ 3.125/share.....................    5,000            --         5,000          --
December 1, 2000 @ 2.75/share......................    2,500            --         2,500          --
December 15, 2000 @ 2.188/share....................    2,500            --         2,500          --
                                                     -------       -------      --------     -------
OPTIONS ISSUED IN 2000.............................   25,000            --        25,000          --
                                                     -------       -------      --------     -------
OPTIONS TERMINATED IN 2000.........................  (81,067)      (26,933)     (108,000)         --
                                                     -------       -------      --------     -------
NET OPTIONS TERMINATED IN 2000.....................  (56,067)      (26,933)      (83,000)         --
                                                     -------       -------      --------     -------
TOTAL OPTIONS OUTSTANDING AT DECEMBER 31, 2000.....  503,167       434,933       938,100     280,000
                                                     =======       =======      ========     =======

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 10. STOCK OPTION PLANS (CONTINUED)
    The Incentive Plan was adopted on February 11, 1997 (the "Effective Date"), and a total 315,200 shares of common stock have been reserved for issuance. All stock options granted under the Incentive Plan vest at the earlier of a four-year period from the date of grant or once the Company issues an aggregate of $150 million of new equity, and will expire within ten years after the date of grant.

    The Company also has adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") which permits eligible employees to purchase common stock at a discount through accumulated payroll deductions. No shares were issued under the Purchase Plan as of December 31, 2000.

    As of December 31, 2000, the following options were reserved for issuance under the Company's option plans:

                                                                      1997         1997
                                               1997        1997     EMPLOYEE     OUTSIDE
                                               STOCK      STOCK      STOCK       DIRECTOR
                                             INCENTIVE    OPTION    PURCHASE   STOCK OPTION
                                               PLAN        PLAN       PLAN         PLAN         TOTAL
                                             ---------   --------   --------   ------------   ---------
Total Options Authorized...................   315,200    774,800     20,000       60,000      1,170,000
Total Options Issued.......................   300,800    577,300         --       60,000        938,100
                                              -------    -------     ------       ------      ---------
Options Reserved for Issuance..............    14,400    197,500     20,000           --        231,900
                                              =======    =======     ======       ======      =========

                                                    FOR THE             FOR THE             FOR THE
                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                               -----------------   -----------------   -----------------
Loss as reported.............................       $(6,198)            $(3,850)            $(1,214)
                                                    =======             =======             =======
Pro forma net loss...........................       $(6,550)            $(4,197)            $(1,440)
                                                    =======             =======             =======
Basic loss per share as reported.............       $ (0.77)            $ (0.48)            $ (0.15)
                                                    =======             =======             =======
Diluted loss per share as reported...........       $ (0.77)            $ (0.48)            $ (0.15)
                                                    =======             =======             =======
Pro forma basic loss per share...............       $ (0.81)            $ (0.52)            $ (0.18)
                                                    =======             =======             =======
Pro forma diluted loss per share.............       $ (0.81)            $ (0.52)            $ (0.18)
                                                    =======             =======             =======

    The derived fair value of the options granted during the years ended December 31, 2000 and 1999 was approximately $24,000 and $606,000 respectively, or a per option fair value of $0.95 and $1.52 respectively, using the Black-Scholes option pricing model with the following assumptions for 2000; a weighted average expected dividend yield of 29.96%, a weighted average risk-free interest rate of 5.83%, expected life of 5 years, and expected volatility of 60.89%, for 1999: a weighted average expected dividend yield of 13.63%, a weighted average risk-free interest rate of 5.53%, expected life of 5 years, and expected volatility of 60.89% for 1999.

NOTE 11. STOCKHOLDERS' EQUITY

    On December 17, 1998, the Company declared a dividend of $1.2 million or $0.15 per share. The dividend was paid on January 28, 1999 to holders of record of common stock as of December 31, 1998. On October 15, 1998, the Company declared a dividend of $967,000 or $0.12 per share. The dividend was paid on November 2, 1998, to holders of record of common stock as of October 26, 1998. On

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED)
July 13, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. The dividend was paid on July 31, 1998, to holders of record of common stock as of July 24, 1998. On April 14, 1998, the Company declared a dividend of $2.3 million or $0.28 per share. The dividend was paid on April 30, 1998, to holders of record of common stock as of April 24, 1998.

    On December 16, 1999, the Company declared a dividend of $2.4 million or $0.30 per share. The dividend was paid on January 31, 2000, to holders of record of common stock as of December 31, 1999. On October 21, 1999, the Company declared a dividend of $2.2 million or $0.27 per share the dividend was paid on November 8, 1999, to stockholders of record as of November 1, 1999. On July 21, 1999, the Company declared dividend of $2.0 million or $0.25 per share. The dividend was paid on August 6, 1999, to stockholders of record as of July 30, 1999. On April 22, 1999, the Company declared a dividend of $1.6 million or $0.20 per share. The dividend was paid on May 10, 1999 to stockholders of record as of May 3, 1999.

    On December 14, 2000, the Company declared a dividend of $1.6 million or $0.20 per share. The dividend was paid on January 31, 2001 to holders of record of common stock as of January 3, 2001. On October 20, 2000, the Company declared a dividend of $1.6 million or $0.20 per share dividend payable on November 7, 2000 to stockholders of record as of October 31, 2000. On July 20, 2000, the Company declared dividend of $1.6 million or $0.20 per share. The dividend was paid on August 7, 2000 to stockholders of record as of July 31, 1999. On
April 20, 1999 the Company declared a dividend of $1.6 million or $0.20 per share. The dividend was paid on May 10, 2000 to stockholders of record as of May 3, 2000.

    During 2000, the Company repurchased 34,600 shares of common stock. The Company paid approximately $84,000 for the repurchased shares. For accounting purposes the stock is treated as Treasury Stock until the Company decides to retire or resell the stock.

    On February 8, 1999, the Company adopted a Stockholder Rights Plan (the "Plan") designed to enable all Company stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. The adoption of the Plan is intended as a means to guard against any potential use of takeover tactics designed to gain control of the Company without paying all stockholders full and fair value for their stock. The distribution of the Rights is not in response to any proposal to acquire the Company and the Board is not aware of any such effort.

    Under the Plan, stockholders will receive one Right to purchase one one-hundredth of a share of a new series of preferred stock for each outstanding share of the Company's common stock held of record at the close of business on February 26, 1999, or thereafter.

    The Rights, which will trade with the common stock, become exercisable to purchase one one-hundredth of a share of the new preferred stock, at $30.00 per Right, when someone acquires 15% or more of the Company's common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. The Rights can be redeemed by the Board of directors for $0.01. Under certain circumstances, if someone acquires 15% or more of the common stock, the Rights permit stockholders other than the acquiror to purchase common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. In addition, in the event of certain business combinations, the

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 11. STOCKHOLDERS' EQUITY (CONTINUED)
Rights permit purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in both cases. The rights expire on February 2, 2009. The Rights distribution will not be taxable to stockholders and will be issued to stockholders of record on February 26, 1999.

NOTE 12. STOCK SPLIT AND AUTHORIZED SHARES

    On October 20, 1997, the Company increased the number of total authorized shares of common stock to 25,000,000 from 4,000,000. Under the articles of incorporation, as amended on October 20, 1997, the Company is authorized to issue any class of capital stock, common stock or preferred stock, up to the aggregate authorized amount of 25,001,000 shares, all of which has been initially designated as common stock. All unissued shares may be reclassified by the Board of Directors as one or more series of preferred stock.

NOTE 13. MANAGEMENT AGREEMENT

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

    Management fees of approximately $3.9 million, $3.6 million and $2.4 million were recorded for the years ended December 31, 2000, 1999 and 1998, respectively. The incentive compensation is calculated for each fiscal quarter, and paid to the Manager quarterly in arrears before any income distributions are made to stockholders. There was no incentive compensation for the years ended December 31, 2000 and 1999.

    The Company will employ certain employees of the Manager involved in the day-to-day operations of the Company, including the Company's executive officers, so that such employees may maintain certain benefits that are available only to employees of the Company under the Code. These benefits include the ability to receive incentive stock options under the 1997 Stock Option Plan and to participate in the Employee Stock Purchase Plan. In order to receive the aggregate benefits of the Management Agreement originally negotiated between the Company and the Manager, the Company will pay the base salaries of such employees and will be reimbursed by the Manager for all costs incurred with respect to such payments.

    The Manager's default on certain debt or failure of the Company to comply with various restrictive covenants, could result in a default and termination of the Management Agreement, in which case the operations of the Company could be adversely affected pending either the engagement of a new manager or the development internally of the resources necessary to manage the operation of the

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 13. MANAGEMENT AGREEMENT (CONTINUED)
Company. The Manager is currently in default of certain debt covenants. The senior note holders have not issued waivers, however the parties continue to operate under the original terms of the Management Agreement. In addition, MDC Reit Holdings, LLC ("MDC-REIT") has pledged 1.6 million shares of its common stock of the Company to secure the Manager's obligations under the Securities Purchase Agreement. As a result of the defaults under the Securities Purchase Agreement, the pledged shares could be transferred to the holders of the Notes, who will then have certain demand registration rights.

NOTE 14. RELATED PARTY TRANSACTIONS

    During the year ended December 31, 1998, the Company purchased approximately $24 million of Mortgage Loans from an affiliated entity of one of its directors. In the opinion of management, these purchases were made in the normal course of business at terms consistent with the Company's general purchasing policies.

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

         AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA

    Selected quarterly financial data for 2000 and 1999 is as follows (dollars in thousands, except per share data):

                                               FOR THE         FOR THE          FOR THE         FOR THE
                                               QUARTER         QUARTER          QUARTER         QUARTER
                                                ENDED           ENDED            ENDED           ENDED
                                            DEC. 31, 2000   SEPT. 30, 2000   JUNE 30, 2000   MARCH 31, 2000
                                            -------------   --------------   -------------   --------------
Total interest income.....................     $19,258          $19,875         $22,334         $25,070
Interest expense..........................      15,624           16,925          17,923          18,856
Premium amortization......................       2,338            2,500           2,497           3,438
Provision for loan losses.................         991            2,396           1,095             402
Net interest income (loss)................         305           (1,946)            819           2,374
Other operating income....................       1,173            1,006           1,329           1,047
Other expenses............................       1,654            1,791           1,849           1,918
Impairment on retained interest in
  securitization..........................         391            4,702              --              --
Net income (loss).........................        (567)          (7,433)            299           1,503
Net income per share of
common stock -- basic.....................       (0.07)           (0.92)           0.04            0.19
Net income per share of common stock --
  diluted.................................       (0.07)           (0.92)           0.04            0.19

                                               FOR THE         FOR THE          FOR THE         FOR THE
                                               QUARTER         QUARTER          QUARTER         QUARTER
                                                ENDED           ENDED            ENDED           ENDED
                                            DEC. 31, 1999   SEPT. 30, 1999   JUNE 30, 1999   MARCH 31, 1999
                                            -------------   --------------   -------------   --------------
Total interest income.....................     $25,846          $22,060         $17,027         $14,186
Interest expense..........................      17,798           14,159           9,614           8,073
Premium amortization......................       4,035            4,853           4,022           3,715
Premium write-down........................      12,294               --              --              --
Provision for loan losses.................         942              804             954             950
Net interest income (loss)................      (9,224)           2,244           2,437           1,449
Other operating income....................       1,142            1,389             992             926
Other expenses............................       1,574            1,467           1,404             760
Net income (loss).........................      (9,655)           2,166           2,025           1,614
Net income per share of common stock --
  basic...................................       (1.20)            0.27            0.25            0.20
Net income per share of common stock --
  diluted.................................       (1.20)            0.27            0.25            0.20

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Diego, State of California, on the 29th day of March, 2001.

                                                            AMERICAN RESIDENTIAL INVESTMENT
                                                            TRUST, INC.

                                                       By:             /s/ JOHN M. ROBBINS
                                                            -----------------------------------------
                                                                         John M. Robbins
                                                                     CHIEF EXECUTIVE OFFICER

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ JOHN M. ROBBINS                    Chairman of the Board and     March 29, 2001
     -------------------------------------------          Chief Executive Officer
                   John M. Robbins                         (Principal Executive
                                                                 Officer)

                  /s/ JAY M. FULLER                        President and Chief        March 29, 2001
     -------------------------------------------             Operating Officer
                    Jay M. Fuller                           Principal Operating
                                                                 Officer)

                 /s/ JUDITH A. BERRY                     Chief Financial Officer      March 29, 2001
     -------------------------------------------         (Principal Financial and
                   Judith A. Berry                          Accounting Officer)

                   /s/ JAMES BROWN                              Director              March 29, 2001
     -------------------------------------------
                   H. James Brown

                 /s/ DAVID DE LEEUW                             Director              March 29, 2001
     -------------------------------------------
                   David De Leeuw

                   /s/ RAY MCKEWON                              Director              March 29, 2001
     -------------------------------------------
                     Ray McKewon

             /s/ RICHARD J. PRATT, PH.D.                        Director              March 29, 2001
     -------------------------------------------
               Richard J. Pratt, Ph.D.

              /s/ MARK J. REIDY, PH.D.                          Director              March 29, 2001
     -------------------------------------------
                Mark J. Reidy, Ph.D.