Form 10-Q
period 2001-03-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2001-05-14
CIK 1035744

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-13485

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0741174 (I.R.S. Employer Identification No.)

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

Common Stock ($0.01) 7,959,900 as of April 20, 2001

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$13,132	$14,688
Bond collateral, mortgage loans, net	774,239	847,265
Bond collateral, real estate owned	6,972	7,685
Retained interest in securitization	3,270	3,249
Interest rate cap agreements	—	1,115
Accrued interest receivable, net	5,872	6,315
Due from affiliate	535	355
Investment in American Residential Holdings, Inc.	1,592	1,480
Other assets	542	421

	$806,154	$882,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt	$3,988	$5,083
Long-term debt, net	724,829	797,182
Accrued interest payable	257	309
Due to affiliate	1,493	1,347
Accrued expenses and other liabilities	570	143
Management fees payable	248	271
Accrued dividends	—	1,611

Total liabilities	731,385	805,946
Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares
authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 25,000,000 shares
authorized; 7,959,900 shares issued and outstanding at
March 31, 2001 and 8,055,500 shares issued and 8,020,900
shares outstanding at December 31, 2000.	80	81
Treasury Stock (34,600 shares at December 31, 2000)	—	(84)
Additional paid-in-capital	108,992	109,271
Accumulated deficit	(34,303)	(32,641)

Total stockholders' equity	74,769	76,627

	$806,154	$882,573

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited

(in thousands, except per share data)

	For the Three Months Ended March 31, 2001	For the Three Months Ended March 31, 2000
Interest income:
Mortgage assets	$18,077	$25,029
Cash and investments	188	180
Interest rate cap and floor agreement expense	—	(139)

Total interest income	18,265	25,070
Interest expense	14,249	18,856

Net interest spread	4,016	6,214
Premium amortization	2,476	3,438

Net interest income	1,540	2,776
Provision for loan losses	1,641	402

Net interest income (loss) after provision for loan losses	(101)	2,374

Other operating income:
Management fee income	51	111
Equity in income of American Residential Holdings, Inc.	111	—
Prepayment penalty income	821	936
Unrealized losses on interest rate cap agreements	(9)	—

Total other operating income	974	1,047

Net operating income (loss)	873	3,421
Other expenses:
Loss on sale of real estate owned, net	252	298
Management fees	766	1,093
General and administrative expenses	449	527

Total other expenses	1,467	1,918

Income (loss) before cumulative effect of a change in accounting principle	(594)	1,503

Adoption of SFAS 133 Accounting Change:
Reduce Cap Agreement cost to market	(1,106)	—

Net income (loss)	(1,700)	1,503

Other comprehensive income
Unrealized gains (losses) retained interest interest in securitization	33	—
Unrealized holding gains (losses)	—	(600)

Unrealized holding gains (losses) arising during the period	33	(600)

Comprehensive income	$(1,667)	$903

Income (loss) per share before cumulative effect of accounting change	$(0.07)	$0.19
Net income (loss) per share of common stock-basic and diluted	$(0.21)	$0.19
Dividends per share of common stock for the related period	$—	$0.20

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Three Months Ended March 31, 2001	For the Three Months Ended March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,700)	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage assets premiums	2,481	3,438
Cumulative effect of change in accounting principle	1,106	—
Amortization of interest rate cap agreements	9	178
Amortization of CMO capitalized costs	225	193
Amortization of CMO premium	(39)	(39)
Provision for loan losses	1,641	402
Equity in income of American Residential Holdings, Inc.	(111)	—
Decrease in deposits to retained interest in securitization	8	—
Decrease in deposits to over collateralization account	—	240
Decrease on retained interest in securitization	4	—
Loss on sale of real estate owned	252	298
Decrease in accrued interest receivable	1,258	1,708
(Increase) decrease in other assets	(121)	241
Increase in due from affiliate	(180)	(300)
(Decrease) increase in accrued interest payable	(52)	73
Increase in accrued expenses and management fees payable	404	216
(Decrease) increase in due to affiliate	146	28

Net cash provided by operating activities	5,331	8,179
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans held-for-investment	—	(622)
Sale of mortgage loans held-for-investment	—	65,570
Principal payments on bond collateral	65,368	95,451
Purchase of interest rate cap agreements	—	9
Principal payments on mortgage loans held-for-investment	—	1,059
Proceeds from sale of real estate owned	3,180	1,665

Net cash provided by investing activities	68,548	163,132
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in net borrowings from short-term debt	(1,095)	(55,864)
Dividends paid	(1,606)	(2,417)
Payments on long-term debt	(72,538)	(107,407)
Purchase of Treasury Stock	(196)	—

Net cash used in financing activities	(75,435)	(165,688)
Net (decrease) increase in cash and cash equivalents	(1,556)	5,623
Cash and cash equivalents at beginning of period	14,688	8,550

Cash and cash equivalents at end of period	$13,132	$14,173

Supplemental information — interest paid	$14,012	$18,984

Non-cash transactions:
Transfers from bond collateral to real estate owned	$2,074	$3,192

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

    The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., ("AmRIT" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended March 31, 2001, have been included. Certain reclassifications may have been made to prior interim period amounts to conform to the current presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

New Accounting Standards

    SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. On January 1, 2001, we adopted SFAS 133, and at that time, determined that our interest rate cap agreements did not meet the hedging requirements of SFAS 133. Previously, we had designated these interest rate cap agreements as hedges to assure that we maintained a positive gap between the cost of borrowing and the yield on our mortgage portfolio. With the implementation of SFAS 133, we recorded transition amounts associated with establishing the fair values of the derivative instruments on the balance sheet as an increase of $1,106,000 to net loss. Under old accounting rules, the Company would have expensed the cost of the interest rate caps over their effective period.

Note 2. Income (Loss) Per Share

    The following table illustrates the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	Quarter ended March 31, 2001	Quarter ended March 31, 2000
Numerator:
Numerator for (loss) per share before cumulative effect of accounting change	$(594)	$—
Numerator for basic income (loss) per share net earnings	(1,700)	1,503
Denominator:
Denominator for basic income per share — weighted average number of common shares outstanding during the period	7,970,133	8,055,500
Incremental common shares attributable to exercise of outstanding options	—	—

Denominator for diluted income per share	7,970,133	8,055,500
Income (loss) per share before cumulative effect of
accounting change	$(0.07)	$—
Basic income (loss) per share	$(0.21)	$0.19
Diluted income (loss) per share	$(0.21)	$0.19

    For the three months ended March 31, 2001 and 2000 there were 1,218,100 and 1,021,100 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 3. Mortgage Loans Held for Investment, net, pledged

    At March 31, 2001 and December 31, 2000 there were no mortgage loans held for investment.

Note 4. Bond Collateral, Mortgage Loans, net

    AmRIT has pledged mortgage loans as collateral in order to secure long-term-debt. Bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All bond collateral is pledged to secure repayment of the related long-term-debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the long-term-debt obligation. The obligations under the long-term-debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT. The components of the bond collateral at March 31, 2001 and December 31, 2000 are summarized as follows (dollars in thousands):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At March 31, 2001
Mortgage loans	$47,323	$223,855	$296,922	$104,064	$76,695	$748,859
Unamoritized premium	1,803	8,496	11,765	4,637	3,584	30,285
Allowance for loan losses	(154)	(1,482)	(960)	(1,253)	(1,056)	(4,905)

	$48,972	$230,869	$307,727	$107,448	$79,223	$774,239

Weighted average net coupon	9.10%	10.21%	8.44%	10.99%	12.06%	9.68%
Unamortized premiums as a percent of Mortgage Loans	3.81%	3.80%	3.96%	4.46%	4.67%	4.04%
At December 31, 2000
Mortgage loans	$51,414	$246,198	$313,392	$116,760	$91,250	$819,014
Unamoritized premium	1,885	8,877	12,470	5,323	4,213	32,768
Allowance for loan losses	(196)	(621)	(1,399)	(1,413)	(888)	(4,517)

	$53,103	$254,454	$324,463	$120,670	$94,575	$847,265

Weighted average net coupon	9.09%	9.48%	8.98%	10.08%	12.08%	9.63%
Unamortized premiums as a percent of Mortgage Loans	3.67%	3.61%	3.98%	4.56%	4.62%	4.00%

    The Company maintains an allowance for losses on mortgage loans held-for-investment and bond collateral, mortgage loans at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

Note 5. Bond Collateral, Real Estate Owned

    The Company owned 108 properties and 120 properties as of March 31, 2001 and December 31, 2000, respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal. At March 31, 2001 and December 31, 2000 real estate owned totaled approximately $7.0 million and $7.7million, respectively.

Note 6. Short-Term Debt

    At March 31, 2001 and December 31, 2000, there were no mortgage loan reverse repurchase agreements outstanding. At March 31, 2001, short-term borrowings outstanding were $4.0 million. These borrowings were secured by the Company's interest in REMIC Securities 1999-A Series. Interest is payable monthly at LIBOR plus 150 basis points. The note is due February 26, 2002.

Note 7. Long-Term Debt, Net

    The components of the long-term-debt at March 31, 2001 and December 31, 2000, along with selected other information are summarized below (dollars in thousands):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Long-Term Debt
At March 31, 2001
Long-Term debt	$46,432	$217,288	$289,807	$100,230	$73,285	$727,042
CMO premium, net	—	—	—	—	40	40
Capitalized costs on long-term debt	(181)	(21)	(1,300)	(698)	(53)	(2,253)

Total Long-Term debt	$46,251	$217,267	$288,507	$99,532	$73,272	$724,829

Weighted average financing rates	5.94%	5.74%	6.07%	5.88%	6.78%	6.01%
At December 31, 2000
Long-Term debt	$50,871	$239,617	$306,274	$113,874	$88,946	$799,582
CMO premium, net	—	—	—	—	78	78
Capitalized costs on long-term debt	(195)	(23)	(1,372)	(785)	(103)	(2,478)

Total Long-Term debt	$50,676	$239,594	$304,902	$113,089	$88,921	$797,182

Weighted average financing rates	7.01%	6.79%	6.98%	6.97%	7.74%	7.00%

Note 8. Subsequent Events

   As of April 16, 2001 the Company signed a letter of intent to purchase a controlling interest in LoanCity.com, a leading provider of loan search software and fulfillment tailored to the needs of mortgage brokers and mortgage bankers. Closing is expected in May of 2001. Costs associated with this potential acquisition have been capitalized until such time as the acquisition becomes final or foregone. Amortization of these costs will begin upon acquisition or written-off if acquisition does not take place.

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

Overview

    The Company's revenue primarily consists of interest income generated from its Mortgage Assets (consisting mainly of mortgage loans secured by residential or mixed use properties) and its cash and investment balances (collectively, "earning assets"), prepayment penalty income, income generated by equity in income of American Residential Holdings, Inc. and management fees.

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

    The Company's primary expenses, beside its borrowing costs, are amortization of loan purchase premiums, provision for loan losses, losses on sale of real estate owned ("REO"), management and administrative expenses and interest rate cap and floor agreement expenses and beginning in the first quarter of 2001, mark-to-market adjustments. Provision for loan losses represent the Company's best estimate of expenses related to loan defaults. Losses on the sale of REO represent a shortfall between sale proceeds and the net carrying amount of the property. The carrying value does include a reduction (credit provision) to reflect an estimate of net proceeds at time of sale. Premiums are amortized using the interest method over their estimated lives. Management fees and administrative costs are generally based on the size of the earning asset portfolio. Interest rate cap and floor agreement costs, including mark-to-market adjustments, are based on size of the portfolio subject to gap risk and the market prices for interest rate cap agreements.

    During the past fifteen months the Company's asset base has declined due to the Company's decision to avoid loan acquisitions if market conditions did not meet its investment criteria and to reserve capital for the pursuit of direct loan origination strategies. As such, revenues have declined in direct proportion to the decline in Mortgage Assets from approximately $1,292 million at December 31, 1999 to $858 million at December 31, 2000 and $784 million at March 31, 2001. Simultaneously, premium amortization and credit provision expense have increased as a percentage of gross revenue, reflecting increases in prepayments and delinquencies tied to normal seasoning of the Mortgage Assets in the Company's portfolio.

    One of the Company's primary objectives is to diversify its income stream. This would result in, less reliance on spread lending and more upon mortgage loan origination activities and related fees, net of origination expenses. On April 16, 2001 the Company announced that it signed a letter of intent to acquire a controlling interest in LoanCity.com. The acquisition is subject to Board approval and completion of due diligence. Several potential alternatives exist to diversify the income stream which would position the Company closer to the loan origination process. These alternatives may reduce the premium for loan acquisition and improve the underwriting standards. One alternative in pursuing this diversity is to become a direct loan originator. There can be no assurance, however, that the Company's strategy will be successful or that the Company will increase or maintain its income level.

Results of Operations

Three Month Results

    For the three months ended March 31, 2001, the Company generated a net loss of approximately $600 thousand and a net loss per share of $(0.07) prior to the cumulative effect of adopting SFAS 133. After adoption of SFAS 133, the cumulative loss was approximately $1.7 million and the net loss per share of common stock diluted was $(0.21), compared to the three months ended March 31, 2000 when the Company generated net income of approximately $1.5 million and net income per share of common stock diluted of $0.19.

    Mortgage Asset interest income decreased approximately $7.0 million to approximately $18.1 million for the three months ended March 31, 2001 from approximately $25.0 million for the three months ended March 31, 2000. This decrease was primarily due to a decrease in Mortgage Assets due to prepayment activity.

    Interest expense decreased by approximately $4.6 million to approximately $14.2 million for the three months ended March 31, 2001 from approximately $18.9 million for the three months ended March 31, 2000. This decrease is attributable to the prepayment activity on mortgage assets explained above as well as lower borrowing rates. A majority of the Company's borrowing rates are based upon a spread over the one-month London InterBank Offered Rate ("LIBOR"). One month LIBOR rates have varied between March 31, 2000 and March 31, 2001, but overall, decreased during the period.

    Net interest income decreased $1.3 million to approximately $1.5 million for the three months ended March 31, 2001 from approximately $2.8 million for the three months ended March 31, 2000 due to a decrease in net interest spread (discussed in the two preceding paragraphs) partially offset by a decrease in premium amortization. The premium amortization rate decreased slightly from March 31, 2000 rate due to the adjustment of amortization, based upon a review of principal repayment activity, with less variance from month to month, beginning in the second quarter of 2000. Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans. Premium amortization expense was approximately

$2.5 million for the three months ended March 31, 2001 and approximately $3.4 million for the three months ended March 31, 2000.

    The following chart represents constant repayment rates ("CPRs"):

	As of March 31, 2001			As of March 31, 2000
	Three Months	Six Months	Life- Time	Three Months	Six Months	Life- Time
Bond collateral:
CMO/FASIT 1998-1	51.3%	47.6%	44.8%	68.4%	62.8%	41.6%
CMO 1999-1	37.0%	36.2%	33.6%	24.2%	22.4%	20.8%
CMO 1999-2	19.6%	20.9%	17.5%	13.0%	12.9%	13.0%
CMO/REMIC 1999-A	30.4%	24.8%	21.5%	20.8%	15.6%	16.5%
CMO 2000-2	47.7%	43.1%	20.0%	—	—	—

    At March 31, 2001, unamortized premiums as a percentage of the remaining principal amount of bond collateral, mortgage loans were 4.04%, as compared to 3.73% at March 31, 2000.

    Net interest income, after provision for loan losses, decreased $2.5 million from approximately $2.4 million for the three months ended March 31, 2000, to approximately $0.1 million loss for the three months ended March 31, 2000, due primarily to the decrease in net interest income discussed above and higher provisions for loan losses. Loan loss provisions increased $1.2 million from approximately $0.4 million for the three months ended March 31, 2000 to approximately $1.6 million for the three months ended March 31, 2001. The increases are related to seasoning of the mortgage portfolio and expected increases in the number of loans in foreclosure which are likely to result in a loss to the Company. The Company believes the current loan loss allowance is adequate.

    During the three months ended March 31, 2001, other operating income decreased $73,000 as compared to the three months ended March 31, 2000, primarily due to a decrease in prepayment penalty income of approximately $115,000 and a decrease in management fee income of approximately $60,000 which was partially offset by an increase in equity income from American Residential Holdings, Inc. of approximately $111,000.

    For the three months ended March 31, 2001, other expenses decreased $451 thousand as compared to the three months ended March 31, 2000. Management fees decreased $327,000 as a result of a decrease in the average size of mortgage assets from the same period ending March 31, 2000. Management fee expense is based upon a percentage of the mortgage asset portfolio. General and administrative expenses decreased $78 thousand from the three months ended March 31, 2000 to the three months ended March 31, 2001. This decrease was primarily due to decreases in loan costs as result of the decrease in portfolio size from March 31, 2000 to March 31, 2001.

Liquidity and Capital Resources

    During the three months ended March 31, 2001, net cash provided by operating activities was approximately $5.3 million. The difference between net cash provided by operating activities and the net loss of approximately $1.7 million was primarily the result of amortization of mortgage asset premiums, reduction of interest rate cap agreements to market value, provision for loan losses, and a decrease in accrued interest receivable. Accrued interest receivable increased cash flow during the first three months of 2001 due to the mortgage asset portfolio decreasing approximately $73.7 million from December 31, 2000 to March 31, 2001. The primary uses of cash that lowered amounts available to fund operations included: losses on real estate owned as a result of seasoning of the mortgage portfolio and expected increases in the number of loans which become REO; an increase in equity income of American Residential Holdings, Inc.; a decrease in accrued interest payable; payments which increase amounts due from affiliates; and, an increase in other assets (See Note 8 Subsequent Events).

    Net cash provided by investing activities for the three months ended March 31, 2001 was approximately $68.5 million. Net cash used for the three months ended March 31, 2001 was positively affected by principal payments of approximately $65.4 million and proceeds from the sale of real estate owned of approximately $3.2 million.

    For the three months ended March 31, 2001, net cash used in financing activities was approximately $75.4 million, primarily due to payments on long-term debt of approximately $72.5 million and payments on short-term debt of approximately $1.1 million. Net cash used in financing was further increased by the payment of dividends of approximately $1.6 million and the purchase of outstanding common stock pursuant to the share repurchase program of approximately $196,000.

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

    The Company is maintaining a policy, beginning in 2001, of paying dividends based only on taxable income. The Company does not expect to pay dividends in 2001 due to a tax loss carry forward.

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

    Mortgage Asset prepayment rates generally increase when new Mortgage Loan (mortgage loans secured by residential or mixed use properties) interest rates fall below the current interest rates on Mortgage Loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable Mortgage Loan, geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of a Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during 1999 through March 31, 2001 on its CMO/FASIT segment of its Mortgage Loan portfolio due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. The Company anticipates that overall prepayment rates are likely to increase in 2001 as loans in the 1999-A and 1999-2 segments of the portfolio reach re-set dates where the underlying loans subject to rate increases and prepayment penalties expire. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment penalty income will offset premium amortization expense. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

    As of March 31, 2001 approximately 68% of the Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of 12 months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

Borrower Credit May Decrease Value of Mortgage Assets

    During the time the Company holds Mortgage Loans either for investment or as bond collateral, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any Mortgage Loan held by the Company or mortgages underlying Bond Collateral or Retained Interest in Securitization, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the Mortgage Loan, less any payments from an insurer or guarantor. Although the Company has established an allowance for Mortgage Loan losses, there can be no assurance that any allowance for Mortgage Loan losses which is established will be sufficient to offset losses on Mortgage Loans in the future.

    Credit risks associated with non-conforming Mortgage Loans, especially sub-prime Mortgage Loans, may be greater than those associated with Mortgage Loans that conform to Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") guidelines. The principal difference between sub-prime Mortgage Loans and conforming Mortgage Loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the Mortgage Loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming Mortgage Loans are often higher than those charged for conforming Mortgage Loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming Mortgage Loans and thus require high loan loss allowances. All of the Company's Mortgage Loans at March 31, 2001 were originated as sub-prime Mortgage Loans.

    A down turn in the national economy and the resultant adverse impact on employment rates could adversely affect Mortgage Loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. The Company feels their allowances for such occurrences are adequate based on current forecasts but allowances may be inadequate should economic conditions worsen significantly causing higher then expected defaults and property value decreases.

    Even assuming that properties secured by the Mortgage Loans held by the Company provide adequate security for such Mortgage Loans, substantial delays could be encountered in connection with the foreclosure of defaulted Mortgage Loans and with corresponding delays in the receipt of related proceeds by the Company. State and local statutes and rules may delay or prevent the Company's foreclosure on or sale of the mortgaged property and typically prevent the Company from receiving net proceeds sufficient to repay all amounts due on the related Mortgage Loan.

    Defaulted Mortgage Loans also cease to be eligible collateral for reverse repurchase borrowings, and therefore have to be financed by the Company from other funds until ultimately liquidated. The Company attempts to mitigate this risk by utilizing long-term financing vehicles. At March 31, 2001, there were no reverse repurchase borrowings.

The Direct Origination of Residential Mortgages is Subject to A Variety of Business Risks Including Overhead Exposure, Regulatory Oversight, Competition and Possible Interest Rate Exposure Associated With Commitments to Fund Mortgages

    The Company intends to begin originating Mortgage Loans during 2001. The business of originating Mortgage Loans is subject to various risks such as overhead costs that may not be offset by origination fees and revenues, risks associated with non-compliance with various state and federal laws covering mortgage lending practices, disclosures and loan documentation, pressure on profit margins caused by a very competitive mortgage marketplace, and potential exposure to interest rate risk in the event that the Company makes commitments to borrowers to fund loans at a certain interest rate and prevailing interest rates increase. The Company and the Manager intend to use the extensive experience and skill of its executive team and employees, and to hire additional highly experienced staff, to manage all of the risks inherent in originating mortgages, but there can be no such assurances that all of these risks will be fully mitigated.

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

Requirements to Maintain Overcollateralization Accounts

    Due to the underlying loan to collateral values established by the Company's short term lenders, the Company may be subject to calls for additional capital in the event of adverse market conditions. Such conditions include (i) higher than expected levels of prepayments or borrower defaults on Mortgage Loans and (ii) sudden increases in interest rates. Although its long-term financing agreements are non-recourse, net interest income from the Bond Collateral can be "trapped" to pay down debt in order for the Company to maintain its over-collateralization requirements. As such, the Company would not be able to use this cash flow to purchase loans, pay management fees or other expenses. There can be no assurances that the Company will not be required to reduce or cease new loan purchase activity or the payment of dividends should it be required to divert cash flow to maintain collateral requirements.

Mortgage Assets Pledged to Secure Long-Term Debt

    A substantial portion of the Company's Mortgage Assets at March 31, 2001 were pledged as Bond Collateral to secure bonds (long-term debt). These assets are subject to the terms of the Long-Term Debt agreements and may not be separately sold or exchanged. While the Company may sell its interests in the Bond Collateral subject to the liens and other restrictions of the Long-Term Debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, the Company would expect to receive less than its book value should it sell its interests in the Bond Collateral.

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

Interest Rate Increases May Reduce Income From Operations

    The majority of the Company's Mortgage Loans have a repricing frequency of two years or less, while substantially all of the Company's borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Loans. Consequently, increases in (short-term) interest rates may significantly influence the Company's net interest income. While increases in short-term interest rates will increase the yields on a portion of the Company's adjustable-rate Mortgage Loans, rising short term rates will also increase the cost of borrowings by the Company. To the extent such costs rise more than the yields on such Mortgage Loans, the Company's net interest income will be reduced or a net interest loss may result. The Company mitigates its "gap' risk by purchasing interest rate caps, however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

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

    Currently, the Company has entered into transactions which seek to protect only against gap risk associated with significant increases in interest rates. Accordingly, the Company may not be adequately protected against risks associated with interest rate increases and such increases could adversely affect the Company's financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to a variety of risks including changes in interest rates which offset the return of its investments and the cost of its debt. At March 31, 2001, there have not been any material changes in interest rate risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31,2000.

PART II. OTHER INFORMATION

Item. 1. Legal Proceedings

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

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
Dated: May 14, 2000	By:	/s/ Judith A. Berry Judith A. Berry, Executive Vice President Chief Financial Officer

QuickLinks

INDEX
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss) , unaudited
Consolidated Statements of Cash Flows, unaudited
SIGNATURES