Form 10-Q
period 2001-06-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2001-08-14
CIK 1035744

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 1-13485

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	33-0741174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
445 Marine View Avenue, Suite 230 Del Mar, California	92014
(Address of principal executive offices)	(Zip Code)

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

    Common Stock ($0.01) 7,959,900 as of July 17, 2001

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2001 and June 30, 2000 and for the six months ended June 30, 2001 and June 30, 2000 respectively	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
PART II. OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 2. Changes in Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

    American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

ASSETS

	June 30, 2001	December 31, 2000
Cash and cash equivalents	$19,759	$14,688
Bond collateral, mortgage loans, net	643,599	847,265
Bond collateral, real estate owned	7,994	7,685
Retained interest in securitization	3,294	3,249
Interest rate cap agreements	—	1,115
Accrued interest receivable, net	4,167	6,315
Due from affiliate	413	355
Investment in American Residential Holdings, Inc.	1,638	1,480
Other assets	409	421

	$681,273	$882,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt	$2,212	$5,083
Long-term debt, net	600,776	797,182
Accrued interest payable	143	309
Due to affiliate	1,586	1,347
Accrued expenses and other liabilities	581	143
Management fees payable	211	271
Accrued dividends	—	1,611

Total liabilities	605,509	805,946
Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,959,900 shares issued and outstanding at June 30, 2001 and 8,055,500 shares issued and 8,020,900 shares outstanding at December 31, 2000	80	81
Treasury Stock (34,600 shares at December 31, 2000)	—	(84)
Additional paid-in-capital	108,993	109,271
Accumulated deficit	(33,309)	(32,641)

Total stockholders' equity	75,764	76,627

	$681,273	$882,573

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited

(in thousands, except per share data)

	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000
Interest income:
Mortgage assets	$13,983	$22,296	$32,059	$47,326
Cash and investments	168	241	356	421
Interest rate cap and floor agreement expense	—	(203)	(9)	(343)

Total interest income	14,151	22,334	32,406	47,404
Interest expense	8,990	17,923	23,239	36,779

Net interest spread	5,161	4,411	9,167	10,625
Premium amortization	2,960	2,497	5,436	5,935

Net interest income	2,201	1,914	3,731	4,690
Provision for loan losses	779	1,095	2,420	1,496

Net interest income after provision for loan losses	1,422	819	1,311	3,194

Other operating income:
Management fee income	45	87	96	197
Equity in income of American Residential Holdings, Inc.	46	306	157	305
Prepayment penalty income	853	936	1,674	1,872

Total other operating income	944	1,329	1,927	2,374

Net operating income	2,366	2,148	3,238	5,568
Other expenses:
Loss (Gain) on sale of real estate owned, net	(98)	469	154	768
Management fees	674	1,006	1,440	2,098
General and administrative expenses	465	374	914	901
Write-off of acquisition due diligence costs	514	—	514	—

Total other expenses	1,555	1,849	3,022	3,767

Income before cumulative effect of a change in accounting principle	811	299	216	1,801

Adoption of SFAS 133 Accounting Change:
Reduce Cap Agreement cost to market	—	—	(1,106)	—

Net income (loss)	811	299	(890)	1,801

Other comprehensive income (loss)
Unrealized gains (losses) retained interest interest in securitization	184	—	217	—
Unrealized holding gains (losses)	—	(550)	—	(1,150)

Unrealized holding gains (losses) arising during the period	184	(550)	217	(1,150)

Comprehensive income (loss)	995	(251)	(673)	651

Income (loss) per share before cumulative effect of accounting change	$0.10	$—	$0.03	$—
Net income (loss) per share of common stock-basic and diluted	$0.10	$0.04	$(0.11)	$0.22
Dividends per share of common stock for the related period	$—	$0.20	$—	$0.40

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(890)	$1,801
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage assets premiums	5,436	5,935
Cumulative effect of change in accounting principle	1,115	—
Amortization of interest rate cap agreements	9	445
Amortization of CMO capitalized costs	568	525
Amortization of CMO premium	(82)	(78)
Provision for loan losses	2,420	1,496
Equity in income of American Residential Holdings, Inc.	(157)	(305)
Decrease in deposits to retained interest in securitization	168	525
Decrease on retained interest in securitization	4	—
Loss on sale of real estate owned	154	768
Decrease in accrued interest receivable	3,697	2,999
(Increase) decrease in other assets	12	163
Increase in due from affiliate	(58)	23
(Decrease) increase in accrued interest payable	(166)	(272)
Increase in accrued expenses and management fees payable	378	(158)
(Decrease) increase in due to affiliate	239	383

Net cash provided by operating activities	12,847	14,250
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage loans held-for-investment	—	(622)
Sale of mortgage loans held-for-investment	—	65,884
Eurodollar hedge return	—	9
Principal payments on bond collateral	187,484	191,696
Principal payments on mortgage loans held-for-investment	—	1,860
Proceeds from sale of real estate owned	6,308	4,566

Net cash provided by investing activities	193,792	263,393
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of CMO bonds	—	56,210
Decrease in net borrowings from short-term debt	(2,871)	(113,363)
Dividends paid	(1,606)	(4,028)
Payments on long-term debt	(196,895)	(210,365)
Increase in capitalized costs	—	(216)
Purchase of Treasury Stock	(196)	—

Net cash used in financing activities	(201,568)	(271,762)
Net (decrease) increase in cash and cash equivalents	5,071	5,881
Cash and cash equivalents at beginning of period	14,688	8,550

Cash and cash equivalents at end of period	$19,759	$14,431

Supplemental information—interest paid	$23,163	$35,841

Non-cash transactions:
Transfers from mortgage loans held-for-investment to bond collateral	$—	$58,279

Transfers from bond collateral to real estate owned	$6,859	$3,192

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

    The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., ("AmRIT" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended June 30, 2001, have been included. Certain reclassifications may have been made to prior interim period amounts to conform to the current presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

New Accounting Standards

    SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities.On January 1, 2001, we adopted SFAS 133, and at that time, determined that our interest rate cap agreements did not meet the hedging requirements of SFAS 133. Previously, we had designated these interest rate cap agreements as hedges to assure that we maintained a positive gap between the cost of borrowing and the yield on our mortgage portfolio. With the implementation of SFAS 133, we recorded transition amounts associated with establishing the fair values of the derivative instruments on the balance sheet as an increase of $1,106,000 to net loss. Under old accounting rules, the Company would have expensed the cost of the interest rate caps over their effective period.

Note 2. Income (Loss) Per Share

    The following table illustrates the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	For the Three Months Ended June 30, 2001	For the Three Months Ended June 30, 2000	For the Six Months Ended June 30, 2001	For the Six Months Ended June 30, 2000
	(in thousands, except share data)
Numerator:
Numerator for basic income per share net earnings	$811	$299	$(890)	$1,801
Denominator:
Denominator for basic income per share—weighted average number of common shares outstanding during the period	7,959,900	8,055,500	7,965,000	8,055,500
Incremental common shares attributable to exercise of outstanding options	—	—	—	—

Denominator for diluted income per share	7,959,900	8,055,500	7,965,000	8,055,500
Income (loss) per share before cumulative effect of accounting change	$—	$—	$0.03	$—
Basic income (loss) per share	$0.10	$0.04	$(0.11)	$0.22
Diluted income (loss) per share	$0.10	$0.04	$(0.11)	$0.22

    For the six months ended June 30, 2001 and 2000 there were 1,218,100 and 1,021,100 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 3. Bond Collateral, Mortgage Loans, net

    AmRIT has pledged mortgage loans as collateral in order to secure long-term-debt. Bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. All bond collateral is pledged to secure repayment of the related long-term-debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the long-term-debt obligation. The obligations under the long-term-debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT. The components of the bond collateral at June 30, 2001 and December 31, 2000 are summarized as follows (dollars in thousands):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At June 30, 2001
Mortgage loans	$42,785	$168,893	$253,138	$91,388	$64,070	$620,274
Unamoritized premium	1,666	7,591	11,085	3,952	3,031	27,325
Allowance for loan losses	(168)	(1,299)	(857)	(854)	(822)	(4,000)

	$44,283	$175,185	$263,366	$94,486	$66,279	$643,599

Weighted average net coupon	9.08%	11.03%	8.98%	9.72%	11.68%	9.94%
Unamortized premiums as a percent of Mortgage Loans	3.89%	4.49%	4.38%	4.32%	4.73%	4.41%
At December 31, 2000
Mortgage loans	$51,414	$246,198	$313,392	$116,760	$91,250	$819,014
Unamoritized premium	1,885	8,877	12,470	5,323	4,213	32,768
Allowance for loan losses	(196)	(621)	(1,399)	(1,413)	(888)	(4,517)

	$53,103	$254,454	$324,463	$120,670	$94,575	$847,265

Weighted average net coupon	9.09%	9.48%	8.98%	10.08%	12.08%	9.63%
Unamortized premiums as a percent of Mortgage Loans	3.67%	3.61%	3.98%	4.56%	4.62%	4.00%

    The Company maintains an allowance for losses on mortgage loans held-for-investment and bond collateral, mortgage loans at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

Note 4. Bond Collateral, Real Estate Owned

    The Company owned 131 properties and 120 properties as of June 30, 2001 and December 31, 2000, respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal. At June 30, 2001 and December 31, 2000 real estate owned totaled approximately $8.0 million and $7.7 million, respectively.

Note 5. Short-Term Debt

    At June 30, 2001 and December 31, 2000, there were no mortgage loan reverse repurchase agreements outstanding. At June 30, 2001, short-term borrowings outstanding were $2.2 million. These borrowings were secured by the Company's interest in REMIC Securities 1999-A Series. Interest is payable monthly at LIBOR plus 150 basis points. The note is due February 26, 2002.

Note 6. Long-Term Debt, Net

    The components of the long-term-debt at June 30, 2001 and December 31, 2000, along with selected other information are summarized below (dollars in thousands):

	CMO/REMIC 2000-2 Securitization	FASCO 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Long-Term Debt
At June 30, 2001
Long-Term debt	$41,801	$162,888	$246,717	$87,351	$63,929	$602,686
Capitalized costs on long-term debt	(164)	(16)	(1,113)	(617)	—	(1,910)

Total Long-Term debt	$41,637	$162,872	$245,604	$86,734	$63,929	$600,776

Weighted average financing rates	4.51%	4.29%	4.88%	4.44%	5.39%	4.69%
At December 31, 2000
Long-Term debt	$50,871	$239,617	$306,274	$113,874	$88,946	$799,582
CMO premium, net	—	—	—	—	78	78
Capitalized costs on long-term debt	(195)	(23)	(1,372)	(785)	(103)	(2,478)

Total Long-Term debt	$50,676	$239,594	$304,902	$113,089	$88,921	$797,182

Weighted average financing rates	7.01%	6.79%	6.98%	6.97%	7.74%	7.00%

Note 7. Disposition Of Potential Acquisition

   As of April 16, 2001 the Company signed a letter of intent to purchase a controlling interest in LoanCity.com, a leading provider of loan search software and fulfillment tailored to the needs of mortgage brokers and mortgage bankers. As of June 7, 2001 negotiations were terminated. All costs associated with due diligence research for acquiring LoanCity.com have been written-off. Additional costs of approximately $129 thousand which were outside of due diligence costs have been invoiced to LoanCity.com for reimbursement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates", "goal", "intends", "seeks", "strategy" and derivatives of such words are forward looking statements. These forward looking statements, including statements regarding changes in the Company's future income, Mortgage Asset portfolio, direct origination business, financings, ways the Company may seek to grow income, income levels or ability to obtain modifications and waivers to the Securities Purchase Agreement, the Company's belief regarding future prepayment rates and future borrowing costs, and the effect on the Company's interest income, interest expense and operating performance of changes in interest rates, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under item 2 under the heading "Business Risks". In particular, the Company's future income could be affected by interest rate increases, high levels of prepayments, mortgage loan defaults, reductions in the value of retained interest in securitizations, it's ability to implement a successful loan origination strategy and inability to acquire or finance new Mortgage Assets.

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

    During the past eighteen months the Company's asset base has declined due to the Company's decision to avoid loan acquisitions if market conditions did not meet its investment criteria and to reserve capital for the pursuit of direct loan origination strategies. While cash balances have increased and leverage has declined, revenues have declined in direct proportion to the decline in Mortgage Assets from approximately $1,292 million at December 31, 1999 to $858 million at December 31, 2000; $784 million at March 31, 2001 and $655 million at June 30, 2001. Simultaneously, premium amortization and credit provision expense have increased as a percentage of gross revenue, reflecting increases in prepayments and delinquencies tied to normal seasoning of the Mortgage Assets in the Company's portfolio. While there are now significant cash reserves and leverage opportunities, it is imperative that the Company deploy this capital to augment declining revenues from its current, declining portfolio.

    One of the Company's primary objectives continues to be diversifying its income stream. One strategy may be to establish a direct origination business. This would result in less reliance on spread lending and more upon mortgage loan origination activities and related fees, net of origination expenses. Originated loans may also be retained for the portfolio. Additionally the Company may resume its purchase of pools of Mortgage Assets or consider alternative strategies to deploy its excess capital. There can be no assurances however that the strategies will be successful or that the Company will maintain or increase its revenues and income level. In addition, there can be no assurance that the Company will not be limited or prevented from implementing a successful loan origination strategy as a result of the restrictive covenants in the Securities Purchase Agreement. See "Business Risks".

Results of Operations

Six Month Results

    For the six months ended June 30, 2001, the Company generated net income of approximately $216 thousand and net income per share of common stock diluted of $0.03 prior to SFAS 133 accounting treatment of cap agreements. After adoption of SFAS133, the Company generated a net loss of approximately $890 thousand and net loss per share of common stock diluted of $(0.11) compared to the six months ended June 30, 2000 when the Company generated net income of approximately $1.8 million and net income per share of common stock diluted of $0.22.

    Mortgage Asset interest income decreased approximately $15.2 million to approximately $32.1 million for the six months ended June 30, 2001 from approximately $47.3 million for the six months ended June 30, 2000. This decrease was primarily due to lower average Mortgage Assets. The Mortgage Assets were approximately $1.2 billion at December 31, 1999 and approximately $855 million at December 31, 2000 which represents approximately a 26.2% decline. Mortgage Asset decline was the result of high prepayment activity and no portfolio replenishment. A large majority of loans are adjustable rate mortgages ("ARM") with re-set dates in the second quarter of 2001. Due to a favorable refinance market, the ARM re-set rates are generally higher than rates available in the market place. Furthermore, in many cases, prepayment penalties have expired, or have not served as a deterrent to refinances.

    Interest expense decreased by approximately $13.6 million to approximately $23.2 million for the six months ended June 30, 2001 from approximately $36.8 million for the six months ended June 30, 2000. Interest expense was lower between the six months ended June 30, 2001 and 2000 due to the lower average amount borrowed and a decrease in borrowing rates. A majority of the Company's borrowing rates are based upon a spread over the one-month London InterBank Offered Rate

("LIBOR"). One month LIBOR rates decreased between June of 2000 and June of 2001. These decreases have closely corresponded to decreases in the Federal Funds rate as set by the Federal Open Market Committee headed by Alan Greenspan.

    Net interest income decreased approximately $959 thousand to approximately $3.7 million for the six months ended June 30, 2001 from approximately $4.7 million for the six months ended June 30, 2000 due to the decrease in portfolio size as discussed above and premium amortization which, although lower, did not decrease in proportion to the reduction in interest income. Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $5.4 million for the six months ended June 30, 2001 and approximately $5.9 million for the six months ended June 30, 2000. At June 30, 2000 the unamortized premiums as a percent of mortgage loans was approximately 3.86%. At June 30, 2001 the unamortized premiums as a percent of mortgage loans increased to approximately 4.41%. The Company uses a calculation for determining the premium amortization which is based on the interest method. If prepayment levels exceed projections used for the premium amortization calculation, the potential exists for accelerated premium amortization or impairment write-downs as a result of under amortized premiums. See "Business Risks".

    The following chart represents constant prepayment rates ("CPRs"):

	As of June 30, 2001			As of June 30, 2000
	Three Months	Six Months	Life-Time	Three Months	Six Months	Life-Time
Bond collateral:
CMO/FASIT 1998-1	50.8%	51.0%	45.3%	53.1%	62.0%	45.0%
CMO 1999-1	38.2%	37.6%	34.2%	53.6%	38.0%	30.0%
CMO 1999-2	46.0%	33.7%	21.6%	18.6%	15.5%	14.4%
FASCO 1999-A	66.5%	51.7%	30.1%	24.9%	21.4%	18.3%
CMO 2000-2	35.8%	29.7%	21.8%	—	—	—

    Net interest income, after provision for loan losses, decreased to $1.9 million from approximately $3.2 million for the six months ended June 30, 2000 to approximately $1.3 million for the six months ended June 30, 2001, due primarily to the decrease in net interest income discussed above and higher provisions for loan losses. Loan loss provisions increased approximately $924 thousand from approximately $1.5 million for the six months ended June 30, 2000 to approximately $2.4 million for the six months ended June 30, 2001. The increases are related to seasoning of the mortgage portfolio and expected increases in the number of loans in foreclosure which are likely to result in a loss to the Company. The Company believes that current loan loss allowance is adequate to cover losses on all seriously delinquent loans in the portfolio.

    During the six months ended June 30, 2001, other operating income decreased approximately $447 thousand over the six months ended June 30, 2000, due to decreases in prepayment penalty income of approximately $198 thousand; decreases in equity income of American Residential Holdings, Inc. of approximately $148 thousand and decreases in management fee income of approximately $101 thousand.

    For the six months ended June 30, 2001, other expenses decreased approximately $745 thousand from the six months ended June 30, 2000. Losses on the sale of real estate owned by the Company decreased by approximately $614 thousand, from approximately $768 thousand for the six month period ending June 30, 2000 to approximately $154 thousand for the six month period ending June 30, 2001. This decrease is primarily related to increased provisions at the point Mortgage Assets are considered real estate owned. Higher allowances reduce the loss recognized when owned real estate is sold. Management fees decreased approximately $658 thousand as a result of a decrease in the Mortgage Asset portfolio from the same period ending June 30, 2000. Management fee expense is based upon a percentage of the Mortgage Asset portfolio. General and administrative expenses increased approximately $13 thousand as a result of increased legal fees (See Part II. Other Information) from the six months ended June 30, 2001 to the six months ended June 30, 2001. Write-off of acquisition due diligence costs of approximately $514 thousand was incurred in the six months ended June 30, 2001 as discussed above (See Note 7 Disposition Of Potential Acquisition).

    For the six months ended June 30, 2001 the Company wrote off Cap Agreement costs of $1.1 million as a result of adoption of SFAS 133 (See Note 1 New Accounting Standards).

Three Month Results

    For the three months ended June 30, 2001, the Company generated net income of approximately $811 thousand and net income per share of $0.10 compared to the three months ended June 30, 2000 when the Company generated net income of approximately $299 thousand and net income per share of $0.04. Mortgage Asset interest income decreased approximately $8.3 million to approximately $14.0 million for the three months ended June 30, 2001 from approximately $22.3million for the three months ended June 30, 2000. This decrease was primarily due to lower average Mortgage Assets. The Mortgage Assets were approximately $1.0 billion at June 30, 2000 and approximately $652 million at June 30, 2001 which represents approximately a 35.6% decline. Mortgage Asset decline was the result of high prepayment activity and no portfolio replenishment. A large majority of loans are adjustable rate mortgages ("ARM") with re-set dates in the second quarter of 2001. Due to favorable refinance market, the ARM re-set rates are generally higher than rates available in the market place. Furthermore, in many cases, prepayment penalties have expired, or have not served as a deterrent to refinances.

    Interest expense decreased by approximately $8.9 million to approximately $9.0 million for the three months ended June 30, 2001 from approximately $17.9 million for the three months ended June 30, 2000. This decrease is attributable to lower borrowings outstanding as well as lower borrowing rates. A majority of the Company's borrowing rates are based upon a spread over the one-month London InterBank Offered Rate ("LIBOR"). One month LIBOR rates have varied between June 30, 2000 and June 30, 2001, but overall, decreased during the period.

    Net interest income increased approximately $287 thousand to approximately $2.2 million for the three months ended June 30, 2001 from approximately $1.9 million for the three months ended June 30, 2000 due to an increase in net interest spread (discussed in the two preceding paragraphs) and an increase in premium amortization. The premium amortization rate for the three months ended June 30, 2001increased approximately $463 thousand from the same period ended June 30, 2000 due to the use of a level yield amortization method and resulting periodic adjustments. Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $3.0 million for the three months ended June 30, 2001 and approximately $2.5 million for the three months ended June 30, 2000.

    Net interest income, after provision for loan losses, increased $603 thousand from approximately $819 thousand for the three months ended June 30, 2000, to approximately $1.4 million for the three months ended June 30, 2001, due primarily to the increase in net interest income discussed above and lower provisions for loan losses. Loan loss provisions decreased $316 thousand from approximately $1.1 million for the three months ended June 30, 2000 to approximately $779 thousand for the three months ended June 30, 2001. The decreases are related to decreases in the amount of seriously delinquent loans and real estate owned. The Company believes the current loan loss allowance is adequate.

    During the three months ended June 30, 2001, other operating income decreased $385 thousand as compared to the three months ended June 30, 2000, primarily due to decreases in equity income from

American Residential Holdings, Inc. of approximately $260 thousand, prepayment penalty income of approximately $83 thousand and management fee income of approximately $42 thousand.

    For the three months ended June 30, 2001, other expenses decreased $294 thousand as compared to the three months ended March 31, 2000. This decrease was composed of various increases and decreases of items within other expense category. Loss on sale of real estate owned decreased approximately $567 thousand as a result of higher reserves resulting in less loss recorded at time of sale. Management fees decreased approximately $332 thousand as a result of a decrease in the average size of Mortgage Assets from the same period ending June 30, 2000. Management fee expense is based upon a percentage of the Mortgage Asset portfolio. General and administrative expenses increased $$$91 thousand from the three months ended June 30, 2000 to the three months ended June 30, 2001 as a result of attorney fees (See Part II. Other Information). A write-off of acquisition due diligence costs of approximately $514 thousand was incurred in the three months ended June 30, 2001 as discussed above.

Liquidity and Capital Resources

    During the six months ended June 30, 2001, net cash provided by operating activities was approximately $12.8 million. The difference between net cash provided by operating activities and the net loss of approximately $890 thousand was primarily the result of amortization of Mortgage Asset premiums, reduction of interest rate cap agreements to market value, provision for loan losses, and a decrease in accrued interest receivable. Accrued interest receivable increased cash flow during the first six months of 2001 due to the Mortgage Asset portfolio decreasing approximately $203.7 million from December 31, 2000 to June 30, 2001. The primary uses of cash that lowered amounts available to fund operations included: an increase in equity income of American Residential Holdings, Inc.; a decrease in accrued interest payable; and, payments which increase amounts due from affiliates.

    Net cash provided by investing activities for the six months ended June 30, 2001 was approximately $193.8 million. Cash flows from investing activities for the six months ended June 30, 2001 came from principal payments on bond collateral of approximately $187.5 million and proceeds from the sale of real estate owned of approximately $6.3 million.

    For the six months ended June 30, 2001, net cash used in financing activities was approximately $201.6 million, primarily due to payments on long-term debt of approximately $196.9 million and payments on short-term debt of approximately $2.9 million. Net cash used in financing was further increased by the payment of dividends of approximately $1.6 million and the purchase of outstanding common stock pursuant to the share repurchase program of approximately $196 thousand.

    During the six months ended June 30, 2000, net cash provided by operating activities was approximately $14.3 million. The difference between net cash provided by operating activities and the net income of approximately $1.8 million was primarily the result of amortization of Mortgage Asset premiums, provision for loan losses and a decrease in accrued interest receivable. Both amortization of mortgage premium and provisions for loan losses are non-cash charges. Accrued interest receivable increased cash flow during the first half of 2000 due to the Mortgage Asset portfolio decreasing by $272.4 million. Cash charges that decreased net cash provided by operating activities primarily included an increase in equity in income of American Residential Holdings, Inc. and a decrease in accrued interest payable due to the decrease of approximately $119.0 million from reverse repurchase agreements for the six month period ending June 30, 2000.

    Net cash provided by investing activities for the six month period ended June 30, 2000, was approximately $263.4 million. Net cash used for the six month period ended June 30, 2000 was positively affected by the sale of mortgage loans held-for-investment of approximately $65.8 million, principal payments of approximately $$$193.6 million and proceeds from the sale of real estate owned of approximately $4.6 million. Net cash used in investing activities for the six months ended June 30, 2000 consisted of the purchase of mortgage loans held-for-investment of approximately $622 thousand.

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

    The Company is maintaining a policy, beginning in 2001, of paying dividends based only on estimated taxable income. The Company does not expect to pay dividends in 2001 due to a tax loss carry forward.

Business Risks

High Levels of Mortgage Asset Prepayments Will Reduce Operating Income

    The levels of prepayments of Mortgage Assets purchased with a premium by the Company directly impacts the level of amortization of capitalized premiums. The Company uses a calculation for determining the premium amortization which is based on the interest method. If prepayment levels exceed projections used for the premium amortization calculation, the potential exists for impairment write-downs as a result of under amortized premiums. In the three month period ending June 30, 2001, the Company has experienced higher than expected levels of prepayments. Should prepayment levels continue to exceed projections used for premium amortization calculations, a revision in premium amortization levels would result, which increases premium amortization expense in the second half of 2001.

    Mortgage Asset prepayment rates generally increase when new Mortgage Loan (mortgage loans secured by residential or mixed use properties) interest rates fall below the current interest rates on Mortgage Loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable Mortgage Loan, geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of a Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during 1999 through June 30, 2001 on its CMO/FASIT and 99-1 segments of its Mortgage Loan portfolio due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. Prepayment rates have increased in 2001 as the majority of loans in the 1999-A and 1999-2 segments of the portfolio reached re-set dates causing the loans to be subject to rate increases. Additionally prepayment penalties have expired on a large portion of the loans in these segments. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment penalty income will offset premium amortization expense. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

    As of June 30, 2001 approximately 48% of the Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of 15 months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

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

    Credit risks associated with non-conforming Mortgage Loans, especially sub-prime Mortgage Loans, may be greater than those associated with Mortgage Loans that conform to Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") guidelines. The principal difference between sub-prime Mortgage Loans and conforming Mortgage Loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the Mortgage Loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming Mortgage Loans are often higher than those charged for conforming Mortgage Loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming Mortgage Loans and thus require high loan loss allowances. All of the Company's Mortgage Loans at June 30, 2001 were originated as sub-prime Mortgage Loans.

    A down turn in the national economy and the resultant adverse impact on employment rates could adversely affect Mortgage Loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. The Company feels their allowances for such occurrences are adequate based on current forecasts but allowances may be inadequate should economic conditions worsen significantly causing higher than expected defaults and property value decreases.

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

The Direct Origination of Residential Mortgages is Subject to A Variety of Business Risks Including Overhead Exposure, Regulatory Oversight, Competition and Possible Interest Rate Exposure Associated With Commitments to Fund Mortgages

    The Company may begin originating Mortgage Loans during 2001.The business of originating Mortgage Loans is subject to various risks such as overhead costs that may not be offset by origination fees and revenues, risks associated with non-compliance with various state and federal laws covering mortgage lending practices, disclosures and loan documentation, pressure on profit margins caused by a very competitive mortgage marketplace, and potential exposure to interest rate risk in the event that the Company makes commitments to borrowers to fund loans at a certain interest rate and prevailing interest rates increase. There can be no such assurances that all of these risks will be fully mitigated.

    Certain activities required for a loan origination business are limited or restricted by the Securities Purchase Agreement dated February 11, 1997 (see Default under Securities Purchase Agreement; restrictive covenants). As such, certain modifications and waivers would need to be obtained, specifically related to mortgage banking activities not directly linked to portfolio retention activities. There can be no assurances that any required modifications or waivers would be obtained. Accordingly, the restriction under the Securities Purchase Agreement may limit the Company's ability to pursue a loan origination strategy. If the modification and waivers are not obtained, the Company may limit origination activity to portfolio acquisition, purchase pools of Mortgage Assets and/or consider alternative strategies, but there can be no assurances that these strategies would increase revenues.

Requirements to Maintain Overcollateralization Accounts

    Due to the underlying loan to collateral values established by the Company's short term lenders, the Company may be subject to calls for additional capital in the event of adverse market conditions. Such conditions include (i)higher than expected levels of prepayments or borrower defaults on Mortgage Loans and (ii)sudden increases in interest rates. Although its long-term financing agreements are non-recourse, net interest income from the Bond Collateral can be "trapped" to pay down debt in order for the Company to maintain its over-collateralization requirements. As such, the Company would not be able to use this cash flow to purchase loans, pay management fees or other expenses. There can be no assurances that the Company will not be required to reduce or cease new loan purchase activity or the payment of dividends should it be required to divert cash flow to maintain collateral requirements.

Default under Securities Purchase Agreement; Restrictive Covenants

    In connection with the private financing of the Manager and the Company, the Company, the Manager and MDC-REIT Holdings ("MDC-REIT") entered into a Securities Purchase Agreement dated as of February 11, 1997 (the "Securities Purchase Agreement") with the institutional investors therein (the "Investors") providing for, among other things, the purchase by the Investors of senior secured notes of the Manager due February 11, 2002 (the "Notes"). Pursuant to the Securities Purchase Agreement, the Company must comply with various covenants, including covenants restricting the Company's investment, hedging and leverage policies, leverage ratio and indebtedness levels, and permitted business activities and tax status. These restrictions may limit the Company's ability to adequately respond to changing market conditions, which could have a material adverse effect on the Company's financial condition and results of operations.

    The Manager's default on its obligations with respect to the Notes, or failure of the Company to comply with various restrictive covenants could result in a default under the Securities Purchase Agreement and could ultimately lead to the termination of the Management Agreement. In the event that the Management Agreement is terminated, the operations of the Company could be adversely affected pending either the engagement of a new manager or the development internally of the resources necessary to manage the operation of the Company. The Manager is currently in default of its covenants. The senior note holders have not issued waivers, however the parties continue to operate under the terms of the Securities Purchase Agreement and the Management Agreement. In addition, MDC-REIT has pledged 1.6 million shares of its common stock of the Company to secure the Manager's obligations under the Securities Purchase Agreement. As a result of the defaults under the Securities Purchase Agreement, the pledged shares could be transferred to the holders of the Notes, who will then have certain demand registration rights. In addition, as a result of breaches of certain covenants under the Securities Purchase Agreement by the Manager and the Company, additional restrictive covenants also apply to the Company and these additional restrictive covenants may further limit the Company's operations. Also see, "The Direct Origination of Residential Mortgages is Subject

to A Variety of Business Risks Including Overhead Exposure, Regulatory Oversight, Competition and Possible Interest Rate Exposure Associated With Commitments to Fund Mortgages".

Mortgage Assets Pledged to Secure Long-Term Debt

    A substantial portion of the Company's Mortgage Assets at June 30, 2001 were pledged as Bond Collateral to secure bonds (long-term debt). These assets are subject to the terms of the Long-Term Debt agreements and may not be separately sold or exchanged. While the Company may sell its interests in the Bond Collateral subject to the liens and other restrictions of the Long-Term Debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, the Company would expect to receive less than its book value should it sell its interests in the Bond Collateral.

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

    The results of the Company's Mortgage Loan acquisition program may also be affected by various factors, many of which are beyond the control of the Company, such as (i)economic conditions affecting real estate values, (ii)interest rate levels and the availability of credit to refinance such Mortgage Loans at or prior to maturity, and (iii)increased operating costs, including energy costs, real estate taxes and costs of compliance with regulations.

Interest Rate Increases May Reduce Income From Operations

    The majority of the Company's Mortgage Loans now have a repricing frequency of six months or less, while substantially all of the Company's borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Loans. Consequently, increases in short-term interest rates may significantly influence the Company's net interest income. While increases in short-term interest rates will increase the yields on a portion of the Company's adjustable-rate Mortgage Loans, rising short term rates will also increase the cost of borrowings by the Company. To the extent such costs rise more than the yields on such Mortgage Loans, the Company's net interest income will be reduced or a net interest loss may result. The Company mitigates its 'gap' risk by purchasing interest rate caps, however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to a variety of risks including changes in interest rates which offset the return of its investments and the cost of its debt. At June 30, 2001, there have not been any material changes in interest rate risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31,2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) Annual Meeting of Stockholders held on June 7, 2001

      (b) Proposal #1: To elect two (2)Class I directors

	Votes For	Against	Abstained
H. James Brown	7,462,174	272,487	0
Ray McKewon	7,462,174	272,487	0
Mark J. Riedy	7,576,784	78,820	0

    The continuing directors are: David E. DeLeeuw, Richard T. Pratt, John M. Robbins, Jay M. Fuller and Mark J. Riedy.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

      (a) Exhibits

*3.1	Articles of Amendment and Restatement of the Registrant
*3.2	Amended and Restated Bylaws of the Registrant
**4.1	Rights Agreement dated February 2, 1999 by and between the Company and American Stock Transfer Company as Rights Agent
*
Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)

**
Incorporated by reference to Form 8-K filed on February 17, 1999 (File No. 001-13485)

      (b) Reports on Form 8-K None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

OVERLAND EXPRESS, INC.
Dated: August 13, 2001	By:	/s/ JUDITH A. BERRY Judith A. Berry, Executive Vice President Chief Financial Officer

QuickLinks

  INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Residential Investment Trust, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited (in thousands, except per share data)
American Residential Investment Trust, Inc. and Subsidiaries Consolidated Statements of Cash Flows, unaudited (in thousands)
AMERICAN RESIDENTIAL INVESTMENT TRUST, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES