Form 10-Q
period 2001-09-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2001-11-13
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number:  1-13485

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0741174
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

445 Marine View Avenue, Suite 230 Del Mar, California	92014
(Address of principal executive offices)	(Zip Code)

(858) 350-5000

(Registrant’s telephone number, including area code)

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

YES   ☒   NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)

7,959,900 as of October 17, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$24,488	$14,688
Bond collateral, mortgage loans, net	524,374	847,265
Bond collateral, real estate owned	8,627	7,685
Retained interest in securitization	1,587	3,249
Interest rate cap agreements	-	1,115
Accrued interest receivable, net	3,294	6,315
Due from affiliate	448	355
Investment in American Residential Holdings, Inc.	1,714	1,480
Other assets	692	421
	$565,224	$882,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt	$938	$5,083
Long-term debt, net	490,029	797,182
Accrued interest payable	125	309
Due to affiliate	1,686	1,347
Accrued expenses and other liabilities	628	143
Management fees payable	172	271
Accrued dividends	-	1,611
Total liabilities	493,578	805,946

Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,959,900 shares issued and outstanding at September 30, 2001 and 8,055,500 shares issued and 8,020,900 shares outstanding at December 31, 2000.	80	81
Treasury Stock (34,600 shares at December 31, 2000)	-	(84)
Additional paid-in-capital	108,992	109,271
Accumulated deficit	(37,426)	(32,641)
Total stockholders' equity	71,646	76,627
	$565,224	$882,573

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited

(in thousands, except per share data)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Interest income:
Mortgage assets	$12,590	$19,780	$44,648	$67,103
Cash and investments	188	226	544	647
Interest rate cap and floor agreement expense	-	(131)	(9)	(473)
Total interest income	12,778	19,875	45,183	67,277
Interest expense	7,079	16,925	30,318	53,704
Net interest spread	5,699	2,950	14,865	13,573
Premium amortization	6,934	2,500	12,371	8,436
Net interest income (loss)	(1,235)	450	2,494	5,137
Provision for loan losses	2,176	2,396	4,596	3,892
Net interest income (loss after provision for loan losses)	(3,411)	(1,946)	(2,102)	1,245
Other operating income:
Management fee income	41	69	138	267
Equity in income of American Residential Holdings, Inc.	76	8	233	313
Prepayment penalty income	635	929	2,309	2,800
Total other operating income	752	1,006	2,680	3,380
Net operating income (loss)	(2,659)	(940)	578	4,625
Other expenses:
Impairment on retained interest in securitization	-	4,702	-	4,702
Loss on sale of real estate owned, net	111	340	264	1,107
Loss on loans sales	-	167	-	167
Management fees	553	919	1,992	3,017
General and administrative expenses	649	365	1,563	1,264
Write-off of acquisition due diligence costs	149	-	664	-
Total other expenses	1,462	6,493	4,483	10,257
Loss before cumulative effect of a change in accounting principle	(4,121)	(7,433)	(3,905)	(5,632)
Adoption of SFAS 133 Accounting Change: Reduce Cap Agreement cost to market	-	-	(1,106)	-
Net loss	(4,121)	(7,433)	(5,011)	(5,632)
Other comprehensive income (loss)
Unrealized gains (losses retained interest interest in securitization)	3	-	217	(1,150)
Reclassification adjustment for loss included in net income	-	3,650	-	3,650
Unrealized holding gains (losses arising during the period)	3	3,650	217	2,500
Comprehensive (loss)	(4,118)	(3,783)	(4,794)	(3,132)

(Loss) per share before cumulative effect of accounting change	$(0.52)	$(0.92)	$(0.49)	$(0.70)
Net income (loss per share of common stock-basic and diluted)	$(0.52)	$(0.92)	$(0.63)	$(0.70)
Dividends per share of common stock for the related period	$-	$0.20	$-	$0.60

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,011)	$(5,632)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of mortgage assets premiums	12,371	8,436
Cumulative effect of change in accounting principle	1,106	-
Amortization of interest rate cap agreements	9	778
Amortization of CMO capitalized costs	894	783
Amortization of CMO premium	(78)	(117)
Provision for loan losses	4,596	3,892
Equity in income of American Residential Holdings, Inc.	(233)	(313)
Decrease in deposits to retained interest in securitization	1,877	596
Decrease on retained interest in securitization	4	4,702
Loss on sale of real estate owned	132	1,107
Loss on loan sales	-	167
Decrease in accrued interest receivable	5,437	4,390
(Increase) decrease in other assets	(271)	196
Increase in due from affiliate	(93)	(13)
Decrease in accrued interest payable	(184)	(320)
Increase (decrease) in accrued expenses and management fees payable	386	(226)
Increase in due to affiliate	339	382
Net cash provided by operating activities	21,281	18,808
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for interest rate cap agreements	-	(554)
Purchase of mortgage loans held-for-investment	-	(622)
Sale of mortgage loans held-for-investment	-	66,525
Eurodollar hedge return	-	1,962
Principal payments on bond collateral	292,863	273,821
Proceeds from sale of real estate owned	9,572	6,518
Net cash provided by investing activities	302,435	347,650
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of CMO bonds	-	56,210
Decrease in net borrowings from short-term debt	(4,145)	(113,666)
Dividends paid	(1,606)	(5,639)
Payments on long-term debt	(307,969)	(296,252)
Increase in capitalized costs	-	(216)
Purchase of Treasury Stock	(196)	-
Net cash used in financing activities	(313,916)	(359,563)
Net increase in cash and cash equivalents	9,800	6,895
Cash and cash equivalents at beginning of period	14,688	8,550
Cash and cash equivalents at end of period	$24,488	$15,445

Supplemental information - interest paid	$29,319	$46,656
Non-cash transactions:
Transfers from mortgage loans held-for-investment to bond collateral	$-	$58,279
Transfers from bond collateral to real estate owned	$12,684	$10,722

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., (“AmRIT”or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended September 30, 2001, have been included.  Certain reclassifications may have been made to prior interim period amounts to conform to the current presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

New Accounting Standard

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

Note 2.  Income (Loss)  Per Share

The following table illustrates the computation of basic and diluted income (loss)  per share (in thousands, except share and per share data):

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2001
	(in thousands, except share data)

Numerator:
Numerator for basic income per share before cumulative effect of accounting change	$(4,121)	$(7,433)	$(3,905)	$(5,632)
Numerator for basic income per share net loss	(4,121)	(7,433)	(5,011)	(5,632)
Denominator:
Denominator for basic income per share - weighted average number of common shares outstanding during the period	7,959,900	8,055,500	7,963,274	8,055,500
Incremental common shares attributable to exercise of outstanding options	-	-	-	-
Denominator for diluted income per share	7,959,900	8,055,500	7,963,274	8,055,500

Loss per share before cumulative effect of accounting change	$(0.52)	$(0.92)	$(0.49)	$(0.70)
Basic loss per share	$(0.52)	$(0.92)	$(0.63)	$(0.70)
Diluted loss per share	$(0.52)	$(0.92)	$(0.63)	$(0.70)

For the nine months ended September 30, 2001 and 2000 there were 1,202,100 and 1,036,100 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 3.  Bond Collateral, Mortgage Loans, net

AmRIT has pledged mortgage loans as collateral in order to secure long-term-debt.  Bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one to four-family residential properties.  All bond collateral is pledged to secure repayment of the related long-term-debt obligation.  All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the long-term-debt obligation.  The obligations under the long-term-debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT. The components of the bond collateral at September 30, 2001 and December 31, 2000 are summarized as follows (dollars in thousands):

	CMO/REMIC	CMO/REMIC	CMO	CMO	CMO/FASIT
	2000-2	1999-A	1999-2	1999-1	1998-1	TOTAL
	Securitization	Securitization	Securitization	Securitization	Securitization	Bond Collateral
At September 30, 2001
Mortgage loans	$39,348	$131,519	$200,353	$80,863	$56,343	$508,426
Unamoritized premium	1,343	5,220	8,826	3,120	1,873	20,382
Allowance for loan losses	(228)	(1,361)	(1,035)	(1,068)	(742)	(4,434)
	$40,463	$135,378	$208,144	$82,915	$57,474	$524,374

Weighted average net coupon	9.08%	10.72%	9.44%	9.54%	11.30%	9.89%
Unamortized premiums as a percent of Mortgage Loans	3.41%	3.97%	4.41%	3.86%	3.32%	4.01%

At December 31, 2000
Mortgage loans	$51,414	$246,198	$313,392	$116,760	$91,250	$819,014
Unamoritized premium	1,885	8,877	12,470	5,323	4,213	32,768
Allowance for loan losses	(196)	(621)	(1,399)	(1,413)	(888)	(4,517)
	$53,103	$254,454	$324,463	$120,670	$94,575	$847,265

Weighted average net coupon	9.09%	9.48%	8.98%	10.08%	12.08%	9.63%
Unamortized premiums as a percent of Mortgage Loans	3.67%	3.61%	3.98%	4.56%	4.62%	4.00%

The Company maintains an allowance for losses on mortgage loans held-for-investment and bond collateral, mortgage loans at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

Note 4.  Bond Collateral, Real Estate Owned

The Company owned 143 properties and 120 properties as of September 30, 2001 and December 31, 2000, respectively.  Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal.  At September 30, 2001 and December 31, 2000 real estate owned totaled approximately $8.6 million and $7.7 million, respectively.

Note 5.  Short-Term Debt

At September 30, 2001 and December 31, 2000, there were no mortgage loan reverse repurchase agreements outstanding. At September 30, 2001, short-term borrowings outstanding were $938 thousand.  These borrowings were secured by the Company’s interest in REMIC Securities 1999-A Series.  Interest is payable monthly at LIBOR plus 150 basis points.  The note is due February 26, 2002.

Note 6.  Long-Term Debt, Net

The components of the long-term-debt at September 30, 2001 and December 31, 2000, along with selected other information are summarized below (dollars in thousands):

	CMO/REMIC	FASCO	CMO	CMO	CMO/FASIT	TOTAL
	2000-2	1999-A	1999-2	1999-1	1998-1	Long-Term Debt
At September 30, 2001	Securitization	Securitization	Securitization	Securitization	Securitization
Long-Term debt	$38,738	$125,688	$194,811	$75,859	$56,516	$491,612
Capitalized costs on long-term debt	(148)	(12)	(880)	(543)	-	(1,583)
Total Long-Term debt	$38,590	$125,676	$193,931	$75,316	$56,516	$490,029

Weighted average financing rates	4.02%	3.81%	4.56%	3.93%	4.80%	4.26%

At December 31, 2000
Long-Term debt	$50,871	$239,617	$306,274	$113,874	$88,946	$799,582
CMO premium, net	-	-	-	-	78	78
Capitalized costs on long-term debt	(195)	(23)	(1,372)	(785)	(103)	(2,478)
Total Long-Term debt	$50,676	$239,594	$304,902	$113,089	$88,921	$797,182

Weighted average financing rates	7.01%	6.79%	6.98%	6.97%	7.74%	7.00%

Note 7.  Potential Acquisition

As of April 16, 2001 the Company signed a letter of intent to purchase a controlling interest in LoanCity.com, a leading provider of loan search software and fulfillment tailored to the needs of mortgage brokers and mortgage bankers. As of June 7, 2001 negotiations were terminated. All costs associated with due diligence research for acquiring LoanCity.com have been written-off. Additional costs of approximately $129 thousand which were outside of due diligence costs had been invoiced to LoanCity.com for reimbursement but have since been deemed uncollectable and were written off.

Note 8.  Subsequent Events

A taxable subsidiary was formed with the name of American Mortgage Network, Inc.  The purpose of this subsidiary is to concentrate on building a mortgage loan origination and mortgage banking capability targeted at mortgage brokers. The product emphasis will be on loans to high-credit quality borrowers and loans typically referred to as A quality mortgage loans.  This subsidiary is expected to be operational and originating mortgage loans by November 2001.

The Company has signed a letter of intent to purchase the portfolio management contract of Home Asset Management Corporation (“HAMCO”), the external REIT manager, and to terminate the Securities Purchase Agreement dated February 11, 1997 (the "Securities Purchase Agreement").  The purchase of the contract is valued at $10 million and is expected to be finalized before December 31, 2001.  In connection with the buyout of the management agreement, the Company intends to obtain a $5 million subordinated credit facility with or guaranteed by TCW/Crescent Mezzanine, L.L.C., the senior lender to HAMCO.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Form 10–Q that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future.  Statements that use the words “expects”, “will”, “may”, “anticipates”, “goal”, “intends”, “seeks”, “strategy” and derivatives of such words are forward looking statements.  These forward looking statements include statements regarding:

•         repurchasing the Management Contract,  terminating  the Securities Purchase Agreement and entering into a related $5 Million subordinated credit facility

•         the effect on our  interest income, interest expense and operating performance of changes in interest rates

•         diversifying and re-building our revenue streams

•         our anticipated lack of dividends in 2001

•         our belief regarding future prepayment rates, future borrowing costs and appropriate premium amortization levels

•         the effectiveness of our hedge instruments

•         our transfer to new executive office

•         the sufficiency of our cash reserves

In addition, we have included a number of statements regarding the development of our new mortgage loan origination capabilities, all or which are forward looking.  These statements include statements regarding:

•         our creation of operational capabilities to originate and sell A quality mortgage loans

•         growth and profit potential from AmNet

•         projected loan origination volumes

•         expenses associated with AmNet

•         our ability to finalize debt facilities to fund AmNet loan originations

•         our ability to resell our loans on the secondary market

•         the levels of investment that we will need to make in our loan inventory

•         achieving profitability at the Amnet level

•         sources of revenue that may be generated by our loan origination operations

These forward looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company’s actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, general economic conditions, overall interest rates, the shape of the yield curve, reductions in the value of retained interest in securitizations, completion of the buyout of its management contract, termination of the Securities Purchase Agreement, the Company’s ability to successfully launch its origination subsidiary and the Company’s ability to obtain the financing necessary to fund its origination business.  Other risk factors that could cause actual results to differ materially and are set forth under item 2 under the heading “Business Risks.”

Introduction

The Company’s operations to date have consisted primarily of the purchase of Mortgage Assets in the secondary market.  The Company has reduced these operations over the last twenty-one months in part to conserve capital that will be necessary to implement a direct loan origination strategy.  The Company has recently begun to implement a direct loan origination strategy.  It anticipates that it will begin to generate loans in November 2001 and anticipates that loan origination will become an increasingly larger portion of the Company’s operations over the next several years.

Mortgage Asset Investment

Currently, the Company’s revenue primarily consists of interest income generated from its Mortgage Assets (consisting mainly of mortgage loans secured by residential properties) and its cash and investment balances (collectively, “earning assets”), prepayment penalty income, income generated by equity in income of American Residential Holdings, Inc. and management fees.

The Company has funded the acquisition of earning assets with both its equity capital and with borrowings.  For that portion of the Company’s earning assets funded with equity capital (“equity-funded lending”), net interest income is derived from the average yield on earning assets.  Due to the adjustable-rate nature of the majority of its earning assets, the Company expects that income from this source will tend to increase (tempered by prepayments) as interest rates rise and will tend to decrease as interest rates fall, but only after the expiration of any initial fixed teaser periods and then only periodically once or twice each year.

For that portion of the Company’s earning assets funded with borrowings (“spread lending”), the resulting net interest income is a function of the volume of spread lending and the difference between the Company’s average yield on earning assets and the cost of borrowed funds.   Gross income from spread lending will generally decrease following an increase in short term interest rates due to increases in borrowing costs but a lag in adjustments to the earning asset yields.  Yields on adjustable rate loans generally adjust based on a short term interest rate index, but the majority of the Company’s earning assets are adjustable rate loans which are subject to an initial fixed teaser period of two years, and then adjust periodically every six months.  Gross income from spread lending will generally increase following a fall in short term interest rates due to decreases in borrowing costs and a lag in downward adjustments to the earning asset yields.

The Company’s primary expenses, beside its borrowing costs, are amortization of loan purchase premiums, provision for loan losses, management and administrative expenses, losses on sale of real estate owned (“REO”), and interest rate cap and floor agreement expenses and beginning in the first quarter of 2001, mark-to-market adjustments.  Provision for loan losses represent the Company’s best estimate of expenses related to loan defaults.  Losses on the sale of REO represent a shortfall between sale proceeds and the net carrying amount of the property. The carrying value includes a reduction (credit provision) to reflect an estimate of net proceeds at time of sale.  Premiums are amortized using the interest method over their estimated lives.  Management fees and administrative costs are generally based on the size of the earning asset portfolio.  Interest rate cap and floor  agreement costs, including mark-to-market adjustments,  are based on the size of the portfolio subject to gap risk and the market prices for interest rate cap agreements.

During the past twenty-one months the Company’s asset base has declined due to the Company’s decision to avoid loan acquisitions if market conditions did not meet its investment criteria and to reserve capital for the pursuit of direct loan origination strategies. At September 30, 2001, the Company’s cash and cash equivalents totaled approximately $24.5 million, or approximately $3.08 per share of outstanding common stock, on a fully diluted basis. While cash balances have increased and leverage has declined, revenues have declined in direct proportion to the decline in Mortgage Assets from approximately $1,292 million at December 31, 1999 to $858 million at December 31, 2000; $655 million at June 30, 2001; and $535 million at September 30, 2001.  Simultaneously, premium amortization and credit provision expense have increased as a percentage of gross revenue, reflecting increases in prepayments and delinquencies tied to a favorable refinance market and normal seasoning of the Mortgage Assets in the Company’s portfolio.

Mortgage Loan Origination

One of the Company’s primary objectives continues to be diversifying its income stream.  There are now significant cash reserves and leverage opportunities and the Company intends to deploy capital to augment declining revenues from its current, declining portfolio The primary strategy will be to establish a direct loan origination business. This would result in less reliance on spread lending and more upon mortgage loan origination and sale activities and related fees and gains, net of origination expenses.

The Company has created a wholly owned taxable REIT Subsidiary, American Mortgage Network, Inc. (“AmNet”). AmNet has hired four experienced loan production and loan operations employees as of September 30, 2001 and expects to hire thirty to fifty additional employees during the fourth quarter of 2001, and will continue to expand AmNet in 2002. Two regional production centers located in Oregon and California are anticipated to begin originating loans in November, and additional centers will open in December 2001 and throughout 2002.  AmNet plans to utilize a dedicated sales force to offer loans produced through approved wholesale mortgage brokers.  Loans meeting the Company’s underwriting criteria will be approved and funded at AmNet’s regional underwriting centers. The Company’s headquarter office will perform various functions through multiple departments including risk management, secondary marketing, finance, accounting, administration, and information technology.  The Company intends to begin relocating to new corporate headquarters in the fourth quarter of 2002 in order to accommodate the space requirements of the Company and AmNet.

All loans produced will subsequently be sold on a servicing-released basis to large secondary market correspondent investors.  The Company plans to obtain warehouse lines of credit to fund and accumulate loans prior to sale to its correspondent investors.  These debt facilities will be furnished by commercial banks and Wall Street firms. It is anticipated that the Company will be required to maintain an equity investment in its loan inventory ranging from 1% to 4%.

The primary sources of revenue for AmNet will be gains from the sale of loans (net of broker premiums), net interest spread income on loans held for sale and broker fees.  The primary expenses for AmNet will be related to sales commissions, personnel and occupancy.

Due to the level of overhead necessary to establish and support the operations of AmNet, the Company expects AmNet to generate operating losses in 2001 and not reach its breakeven point until the third quarter of 2002.  Achieving profitability is dependent upon a number of factors, and the Company believes that monthly volume will need to be in the range of $250 to $400 million per month in order to reach breakeven at the AmNet level.  Furthermore, the profit level will generally be directly proportional to the volume of loan production.

There can be no assurance however that the direct origination business will be successful or that the Company will maintain or increase its revenues and net income level.

The Company is currently subject to restrictive covenants under the Securities Purchase Agreement that could limit the Company’s ability to implement its loan origination strategy. The Company has signed a letter of intent to purchase its management contract with HAMCO.  This transaction will terminate the Securities Purchase Agreement, including restrictive covenants that might otherwise prevent the Company from executing its loan origination strategies. However, there can be no assurance that the Company will reach a definitive agreement and therefore the Company may be limited or prevented from implementing a successful loan origination strategy as a result of the restrictive covenants in the Securities Purchase Agreement.  See “Business Risks”.

Results of Operations

Nine Month Results

For the  nine months ended September 30, 2001, the Company generated a loss of approximately $3.9 million and a loss per share of common stock diluted of $(.49) prior to SFAS 133 accounting treatment of cap agreements. After adoption of SFAS133, the Company generated a net loss of approximately $5.0 million and a net loss per share of common stock diluted of $(0.63) compared to the nine months ended September 30, 2000  when the Company had a net loss of approximately $5.6 million and a net loss per share of common stock diluted of $(.70).

Mortgage Asset interest income decreased approximately $22.5 million (or approximately 33.5%) to approximately $44.6 million for the nine months ended September 30, 2001 from approximately $67.1 million for the nine months ended September 30, 2000.  This decrease was primarily due to lower average Mortgage Assets.  The Mortgage Assets were approximately $1.2 billion at December 31, 1999 and approximately $858 million at December 31, 2000 which represents approximately a 26.4% decline. At September 30, 2001 Mortgage Assets were $535 million which is a 37.3% decline from December 31, 2000. The Mortgage Asset decline was the result of high prepayment activity and no portfolio replenishment. A large majority of loans are adjustable rate mortgages (“ARM”) which had re-set dates in the second quarter of 2001.  Due to a favorable refinance market, the ARM re-set rates are generally higher than rates available in the market place.  Furthermore, in many cases, prepayment penalties have expired, or have not served as a deterrent to refinances.

Interest expense decreased by approximately $23.4 million to approximately $30.3 million for the nine months ended September 30, 2001 from approximately $53.7 million for the nine months ended September 30, 2000.  Interest expense was lower between the nine months ended September 30, 2001 and 2000 due to the lower average amount borrowed and a decrease in borrowing rates.  Amounts borrowed have decreased approximately $373.7 million to approximately $490.0 million for the nine months ended September 30, 2001 from approximately $863.7 million at September 30, 2000. A majority of the Company’s borrowing rates are based upon a spread over the one-month London InterBank Offered Rate (“LIBOR”).  One month LIBOR rates decreased from approximately 6.62% at September 30, 2000 to approximately 2.63% at September 30, 2001. These decreases have closely corresponded to decreases in the Federal Funds rate as set by the Federal Open Market Committee headed by Alan Greenspan.

Net interest income decreased approximately $2.6 million to approximately $2.5 million for the nine months ended September 30, 2001 from approximately $5.1 million for the nine months ended September 30, 2000 due to the decrease in portfolio size as discussed above and an increase in premium amortization.

Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans.  Premium amortization expense was approximately $12.4  million for the nine months ended September 30, 2001 and approximately $8.4 million for the nine months ended September 30, 2000. At September 30, 2000 the unamortized premiums as a percent of mortgage loans was approximately 3.78%.  At September 30, 2001 the unamortized premiums as a percent of mortgage loans increased to approximately 4. 01%.  At September 30, 2001 a determination was made that the premium amortization rate was insufficient in light of higher prepayment rates being incurred. In the third quarter of 2001, the premium amortization rate was accelerated and a charge of $2.2 million against unamortized premium was made to keep the unamortized premium to mortgage asset ratio at December 31, 2000 levels. The Company uses a calculation for determining the premium amortization which is based on the interest method. If future prepayment levels exceed projections used to set the premium amortization calculation, the potential exists for accelerated premium amortization or additional premium write-downs as a result of under amortized premiums.  At September 30, 2001, the total unamortized premiums are approximately $20.4 million, or $2.56 per share of common stock on a fully diluted basis.  See “Business Risks”.

The following chart represents constant prepayment rates (“CPRs”):

	As of September 30, 2001			As of September 30, 2000
	Three	Six	Life-	Three	Six	Life-
	Months	Months	Time	Months	Months	Time
Bond collateral:
CMO/FASIT 1998-1	38.3%	49.9%	44.8%	52.5%	52.8%	44.2%
CMO 1999-1	39.2%	38.7%	34.7%	46.3%	50.1%	32.7%
CMO 1999-2	64.3%	57.3%	29.6%	19.4%	19.0%	15.8%
FASCO 1999-A	62.0%	64.3%	35.0%	25.0%	24.9%	19.9%
CMO 2000-2	32.6%	31.0%	23.0%	-	-	-

Net interest income, after provision for loan losses, decreased by $3.3 million from approximately $1.2 million for the nine months ended September 30, 2000 to a loss of approximately $2.1 million for the nine months ended September 30, 2001. This was due primarily to the decrease in net interest income and an increase in premium amortization discussed above and higher provisions for loan losses. Provisions were $704 thousand higher for the nine month period ending September 30, 2001 than for the similar period ending September 30, 2000. Provision for loan losses as a percentage of total interest income has been steadily increasing. For the nine month period ending September 30, 2000 the percentage of the provision for loan losses to total interest income was approximately 5.8% and for the nine month period ending September 30, 2001 the percentage has increased to approximately 10.2%. The increases are related to seasoning of the mortgage portfolio and expected increases in the number of loans in foreclosure which are likely to result in a loss to the Company.

During the nine months ended September 30, 2001, other operating income decreased approximately $700 thousand over the nine months ended September 30, 2000, due to decreases in prepayment penalty income of approximately $491 thousand; decreases in management fee income of approximately $129 thousand and decreases in equity income of American Residential Holdings, Inc. of approximately $80 thousand.

For the nine months ended September 30, 2001, other expenses decreased approximately $1.1million from the nine months ended September 30, 2000.  Losses on the sale of real estate owned by the Company decreased by approximately $843 thousand, from approximately $1.1 million for the nine month period ending September 30, 2000 to approximately $264 thousand for the nine month period ending September 30, 2001. This decrease is primarily related to increased provisions at the point Mortgage Assets are considered real estate owned. Higher allowances reduce the loss recognized when owned real estate is sold. Management fees decreased approximately $1.0 million as a result of a decrease in the Mortgage Asset portfolio from the same period ending September 30, 2000. Management fee expense is based upon a percentage of the Mortgage Asset portfolio.  General and administrative expenses increased approximately $299 thousand as a result of increased legal fees (See Part II. Other Information) from the nine months ended September 30, 2001 to the nine months ended September 30, 2001. Write-off of acquisition due diligence costs of approximately $664 thousand was incurred in the nine months ended September 30, 2001 as discussed above (See Note 7 Potential Acquisition).

For the nine months ended September 30, 2001 the Company wrote off Cap Agreement costs of $1.1 million as a result of adoption of SFAS 133 (See Note 1 New Accounting Standards). During the nine months ended September 30, 2001 overhead expenses associated with AmNet were approximately $147 thousand, and are included in the other expense category discussed above. During the fourth quarter of 2001, personnel and occupancy costs associated with the expansion of AmNet will increase significantly and will be in the range of  $3.5 to $4.5 million.   These expenses will be partially offset by revenues from AmNet beginning in December 2001. However, due to the need to establish foundational operational capabilities ahead of actual loan origination and sale activities, there are not expected to be significant revenues generated from AmNet in 2001.

Three Month Results

For the  three months ended September 30, 2001, the Company generated a net loss of approximately $4.1 million and a net loss per share of $(0.52) compared to the three months ended September 30, 2000 when the Company generated a net loss of approximately $7.4 million and a net loss per share of $(0.92).

Mortgage Asset interest income decreased approximately $7.2 million to approximately $12.6 million for the three months ended September 30, 2001 from approximately $19.8 million for the three months ended September 30, 2000.  This decrease was primarily due to lower average Mortgage Assets.  Mortgage Assets were approximately $925.7 million at September 30, 2000 and approximately $534.6 million at September 30, 2001 which represents approximately a 42.3% decline. The Mortgage Asset decline was the result of high prepayment activity and no portfolio replenishment. A large majority of loans are adjustable rate mortgages (“ARM”) with re-set dates in the second quarter of 2001.  Due to favorable refinance market, the ARM re-set rates are generally higher than rates available in the market place.  Furthermore, in many cases, prepayment penalties have expired, or have not served as a deterrent to refinances.

Interest expense decreased by approximately $9.8 million to approximately $7.1 million for the three months ended September 30, 2001 from approximately $16.9 million for the three months ended September 30, 2000. This decrease is attributable to lower borrowings outstanding as well as lower borrowing rates. A majority of the Company’s borrowing rates are based upon a spread over the one-month London InterBank Offered Rate (“LIBOR”). One month LIBOR rates decreased from approximately 6.62% at September 30, 2000 to approximately 2.63% at September 30, 2001.

Net interest income decreased approximately $1.7 million to a loss of approximately $1.2  million for the three months ended September 30, 2001 from approximately $450 thousand for the three months ended September 30, 2000 due to an increase in net interest spread (discussed in the two preceding paragraphs) and an increase in premium amortization. The premium amortization rate for the three months ended June 30, 2001 increased approximately $4.4 million from the same period ended September 30, 2000 due to the use of a level yield amortization method and resulting periodic adjustments. These adjustments were in addition to the $2.2 premium amortization adjustment discussed above. Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans.  Premium amortization expense including adjustments, was approximately $6.9million for the three months ended September 30, 2001 and approximately $2.5 million for the three months ended September 30, 2000.

Net interest loss, after provision for loan losses, increased $1.5 million from a loss of approximately $1.9 million for the three months ended September 30, 2000, to a loss of approximately $3.4 million for the three months ended September 30, 2001, due primarily to the decrease in net interest income discussed above. Loan loss provisions decreased $220 thousand from approximately $2.4 million for the three months ended September 30, 2000 to approximately $2.2 million for the three months ended September 30, 2001.

The decreases are related to decreases in the size of the portfolio. However, the provision for loan losses as a percentage of total interest income has been steadily increasing. For the three month period ending September 30, 2000 the percentage of the provision for loan losses to total interest income was approximately 12.1% and for the three month period ending September 30, 2001 the percentage has increased to approximately 17.0%. The increases are related to seasoning of the mortgage portfolio and expected increases in the number of loans in foreclosure which are likely to result in a loss to the Company.

During the three months ended September 30, 2001, other operating income decreased $254 thousand as compared to the three months ended September 30, 2000, primarily due to decreases in prepayment penalty income of approximately $294 thousand and management fee income of approximately $28 thousand. Equity income from American Residential Holdings, Inc. increased approximately $68 thousand.

For the three months ended September 30, 2001, other expenses decreased $329 thousand as compared to the three months ended September 31, 2000. This decrease was composed of various increases and decreases of items within the other expense category.  Loss on sale of real estate owned decreased approximately $229 thousand as a result of higher allowance resulting in less loss recorded at time of sale. Management fees decreased approximately $366 thousand as a result of a decrease in the average size of Mortgage Assets from the same period ending September 30, 2000. Management fee expense is based upon a percentage of the Mortgage Asset portfolio.  General and administrative expenses increased $ 284 thousand from the three months ended September 30, 2000 to the three months ended September 30, 2001 as a result of attorney fees (See Part II. Other Information).  A write-off of acquisition due diligence costs of approximately $149 thousand was incurred in the three months ended September 30, 2001 as discussed above. There were no loan sales in the three-month period ending September 30, 2001 while there were losses of approximately $167 thousand for the three period ending September 30, 2000.

During the three months ended September 30, 2001 overhead expenses associated with AmNet were approximately $128 thousand, and are included in the other expense category discussed above.  During the fourth quarter of 2001, personnel and occupancy costs associated with the expansion of AmNet will increase significantly and be in the range of  $3.5 to $4.5million.  These expenses will be partially offset by revenues from AmNet beginning in December 2001.  However, due to need to establish foundational operational capabilities ahead of actual loan origination and sale activities, there are not expected to be significant revenues generated from AmNet in 2001.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, net cash provided by operating activities was approximately $21.3 million.  The difference between net cash provided by operating activities and the net loss of approximately $5.0 million was primarily the result of amortization of Mortgage Asset premiums, a decrease in deposits to retained interest in securitization, a decrease in accrued interest receivable, and a reduction of interest rate cap agreements to market value,  provision for loan losses which are non-cash charges. Accrued interest receivable increased cash flow during the first nine months of 2001 due to the Mortgage Asset portfolio decreasing approximately $323.6 million from December 31, 2000 to September 30, 2001.  The primary uses of cash that lowered amounts available to fund operations included: an increase in other assets (miscellaneous receivables, furniture and fixtures, prepaid expenses, leasehold improvements); an increase in equity income of American Residential Holdings, Inc.; a decrease in accrued interest payable; and, payments which increase amounts due from affiliates.

Net cash provided by investing activities for the nine months ended September 30, 2001 was approximately $302.4million. Cash flows from investing activities for the nine months ended September 30, 2001 came from principal payments on bond collateral of approximately $292.9 million and proceeds from the sale of real estate owned of approximately $9.6 million.

For the nine months ended September 30, 2001, net cash used in financing activities was approximately $313.9 million, primarily due to payments on long-term debt of approximately $308.0 million and payments on short-term debt of approximately $4.1 million.  Net cash used in financing was further increased by the payment of dividends of approximately $1.6 million and the purchase of outstanding common stock pursuant to the share repurchase program of approximately $196 thousand.

During the nine months ended September 30, 2000, net cash provided by operating activities was approximately $18.8 million.  The difference between net cash provided by operating activities and the net loss of approximately $5.6 million was primarily the result of amortization of Mortgage Asset premiums, a decrease in retained interest in securitization, a decrease in accrued interest receivable and provision for loan losses. Amortization of mortgage premium, a decrease in retained interest in securitization and provisions for loan losses are non-cash charges.  Accrued interest receivable increased cash flow during the first nine months of 2001, due to the Mortgage Asset portfolio decreasing by $323.6 million.  Cash charges that decreased net cash provided by operating activities primarily included a decrease in accrued interest payable, an increase in equity in income of American Residential Holdings, Inc, and an increase in accrued expenses and management fees payable.

Net cash provided by investing activities for the nine-month period ended September 30, 2000, was approximately $347.7 million.  Net cash provided for the nine month period ended September 30, 2000 was positively affected by principal payments of approximately $ 273.8 million, the sale of mortgage loans held-for-investment of approximately $66.5 million, proceeds from the sale of real estate owned of approximately $6.5 million and proceeds from a Eurodollar hedge.  Net cash used in investing activities for the nine months ended September 30, 2000 consisted of the purchase of mortgage loans held-for-investment of approximately $622 thousand and payments for interest rate cap agreements.

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

The Company is maintaining a policy, beginning in 2001, of paying dividends based only on estimated taxable net income.  The Company does not expect to pay dividends in 2001 due to a tax loss carry forward.  The Company’s policy has been to pay 95% of taxable income in the form of dividends in order to comply with REIT rules.  In light of the Company’s decision to enter the mortgage banking marketplace and the need to reinvest earnings and retain capital, continued dividend payments may not fit with the Company’s new growth strategy.  Accordingly, the Company is also considering the termination of its REIT status.  Any definitive decision to terminate the Company’s REIT status will be subject to stockholder approval.

During the fourth quarter of 2001, the Company expects to begin originating loans thorough AmNet and will begin accumulating loans for sale to correspondent investors.  As mentioned above, the Company will incur significantly greater overhead expenses than it has incurred historically to support the operations of its new operating subsidiary, and it will invest cash to acquire and warehouse loans held for sale.  Additionally, during the fourth quarter of 2001, the Company expects to purchase the Management Contract from HAMCO, expending approximately $10 million plus legal fees. Additionally, the Company expects to pay up to approximately $750 thousand in the fourth quarter for investment banking fees related to a review of strategic alternatives.  While the Company expects to obtain a $5 million subordinated line of credit from or guaranteed by TCW/Crescent Mezzanine, L.L.C., and fund the majority of its loan inventory with funds provided from new debt financings, it is expected that a significant amount of its cash reserves will be utilized during the fourth quarter of 2001 and first quarter of 2002.  The Company anticipates that its cash reserves and cash available from anticipated debt financings will be sufficient to fund its operations for the foreseeable future.  However, if the Company is not able to obtain the debt financing on favorable terms or at all, if the Company does not achieve profitability of its loan origination operations as anticipated or if cash generated by the Company’s mortgage asset portfolio is not at the levels anticipated, the Company may be required to either reduce, delay or suspend the development of its loan origination operations or seek additional sources of cash through debt or equity financings. Such financings may not be available on favorable terms or at all.

Business Risks

High Levels of Mortgage Asset Prepayments Will Reduce Operating Income

The levels of prepayments of Mortgage Assets purchased with a premium by the Company directly impacts the level of amortization of capitalized premiums. The Company uses a calculation for determining the premium amortization which is based on the interest method. If prepayment levels exceed projections used for the premium amortization calculation, the potential exists for impairment write-downs as a result of under amortized premiums.  In the three-month period ending September 30, 2001, the Company has experienced higher than expected levels of prepayments.  As a result, a $2.2 million charge was taken.  While the Company has increased its assumptions used to set premium amortization schedules going forward, should prepayment levels continue to exceed projections used for premium amortization calculations, further premium write down could occur.

Mortgage Asset prepayment rates generally increase when new Mortgage Loan (mortgage loans secured by residential properties) interest rates fall below the current interest rates on Mortgage Loans.  Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable Mortgage Loan, geographic location of the property securing the adjustable-rate Mortgage Loans, the assumability of a Mortgage Loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during 1999 through September 30, 2001 on its CMO/FASIT and 99-1 segments of its Mortgage Loan portfolio due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. Prepayment rates on the 99-A and 99-2 segments of the portfolio have increased in 2001 as the majority of loans in these segments of the portfolio reached re-set dates causing the loans to be subject to rate increases.  Additionally prepayment penalties have expired on a large portion of the loans in these segments.  There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment penalty income will offset premium amortization expense. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

As of September 30, 2001 approximately 48% of the Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of 13 months remaining before prepayment penalties expire. Prepayment penalty clauses serve to somewhat deter early prepayments and the penalties collected help to offset the premium amortization expense.  However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

Borrower Credit May Decrease Value of Mortgage Assets

During the time the Company holds Mortgage Loans either for investment or as bond collateral, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods).  In the event of a default on any Mortgage Loan held by the Company or mortgages underlying Bond Collateral orRetained Interest in Securitization, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the Mortgage Loan, less any payments from an insurer or guarantor.  Although the Company has established an allowance for Mortgage Loan losses, there can be no assurance that any allowance for Mortgage Loan losses which is established will be sufficient to offset losses on Mortgage Loans in the future.

Credit risks associated with non-conforming Mortgage Loans, especially sub-prime Mortgage Loans, may be greater than those associated with Mortgage Loans that conform to Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) guidelines.  The principal difference between sub-prime Mortgage Loans and conforming Mortgage Loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the Mortgage Loans, higher loan sizes and the mortgagor’s non-owner occupancy status with respect to the mortgaged property.  As a result of these and other factors, the interest rates charged on non-conforming Mortgage Loans are often higher than those charged for conforming Mortgage Loans.  The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming Mortgage Loans and thus require high loan loss allowances.  All of the Company’s Mortgage Loans at September 30, 2001 were originated as sub-prime Mortgage Loans.

The recent down turn in the national economy and the resultant adverse impact on employment rates could adversely affect Mortgage Loan defaults.  Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. The Company sees no direct correlation between the terrorist attacks of September 11, 2001 and an affect on Mortgage Assets. However there may be an indirect affect in that the events may have accelerated an economic decline which could therefore accelerate mortgage defaults. There can be no assurance that a severe economic decline would not heavily impact default rates. See Business Risks, Requirements to Maintain Overcollateralization Accounts .The Company believes its allowances for such occurrences are adequate based on current forecasts but allowances may be inadequate should economic conditions worsen significantly, causing higher than expected defaults and property value decreases.

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

The Direct Origination of Residential Mortgages is Subject to A Variety of Business Risks Including Overhead Exposure, Regulatory Oversight, Competition and Possible Interest Rate Exposure Associated With Commitments to Fund Mortgages

The Company intends to begin originating Mortgage Loans through AmNet during the fourth quarter of 2001.The business of originating Mortgage Loans is subject to various specific risks to which the Company has not previously been exposed. The Company expects to incur significantly greater overhead costs that may not be offset by origination fees and other revenues. The Company’s increased expenses will be primarily related to personnel and occupancy. During the time in which expenses from AmNet exceed its revenues, the Company’s current cash position will be diminished. Additionally, the Company will be required to maintain equity balances in future loan warehouse inventories. These equity balances are expected to vary between 1% and 4% and will further decrease the amount of cash available for other operating activities.

The loan origination strategy is dependent upon additional debt financing to enable funding and accumulation of mortgage loans.  If the Company is not able to obtain the debt financing on favorable terms or at all, if the Company does not achieve profitability of its loan origination operations as anticipated or if cash generated by the Company’s mortgage asset portfolio is not at the levels anticipated, the Company may be required to reduce, delay or suspend the development of its loan origination operations or seek additional sources of cash through debt or equity financings. Such financings may not be available on favorable terms or at all.

As part of its Mortgage origination business, the Company will make commitments to borrowers to fund loans at certain interest rates. During the time between the borrower commitment and a commitment from an investor to buy the loan, the Company will have exposure to interest rate movements. While the Company intends to employ various means of hedging this risk, there can be no assurance that it will be successful with its hedging methods. If interest rates increase after borrower commitments and the Company has not effectively hedged its loan inventory, the loan inventory will likely diminish in value and create losses for the Company. Such losses could have a material adverse effect on the Company’s earnings and liquidity position.

Because of the planned locations for AmNet branch offices, the Company may experience geographic concentrations of loans in its warehouse inventory, particularly in the Western coastal regions of the country. Concentration in any one geographic area will increase the exposure of the Company's Mortgage Assets to the economic and natural hazard risks associated with that area.

With the anticipated Mortgage origination business, the Company will also face risks associated with non-compliance with various state and federal laws covering mortgage lending practices, disclosures and loan documentation and pressure on profit margins caused by a highly competitive mortgage marketplace. There can be no such assurance that all of these risks will be fully mitigated.

Certain activities required for a loan origination business are limited or restricted by the Securities Purchase Agreement dated February 11, 1997 (see Default under Securities Purchase Agreement; restrictive covenants). The Company has signed a letter of intent to purchase the portfolio management contract of Home Asset Management Corporation (“HAMCO”), the external REIT manager, and to terminate the Securities Purchase Agreement. The purchase of the contract is valued at $10 million and is expected to be finalized before December 31, 2001. There can be no assurance that the Company will be successful in the purchase of the portfolio management contract and the termination of the Securities Purchase Agreement. Accordingly, the restriction under the Securities Purchase Agreement may limit the Company’s ability to pursue a loan origination strategy.  If the purchase is not completed, the Company may limit origination activity to portfolio acquisition, purchase pools of Mortgage Assets and/or consider alternative strategies but there can be no assurance that these strategies would increase revenues.

Requirements to Maintain Overcollateralization Accounts

Due to the underlying loan to collateral values established by the Company's short-term lenders, the Company may be subject to calls for additional capital in the event of adverse market conditions. Such conditions include (i) higher than expected levels of prepayments or borrower defaults on Mortgage Loans and (ii) sudden increases in interest rates. Although its long-term financing agreements are non-recourse, net interest income from the Bond Collateral can be “trapped” to pay down debt in order for the Company to maintain its over-collateralization requirements.  As such, the Company would not be able to use this cash flow to fund its loan origination business or pay other expenses.  There can be no assurances that the Company will not be required to reduce or cease loan origination should it be required to divert cash flow to maintain collateral requirements.

Default under Securities Purchase Agreement; Restrictive Covenants

In connection with the private financing of the Manager and the Company, the Company, the Manager and MDC-REIT Holdings (“MDC-REIT”) entered into a Securities Purchase Agreement dated as of February 11, 1997 (the "Securities Purchase Agreement") with the institutional investors therein (the "Investors") providing for, among other things, the purchase by the Investors of senior secured notes of the Manager due February 11, 2002 (the "Notes").  Pursuant to the Securities Purchase Agreement, the Company must comply with various covenants, including covenants restricting the Company's investment, hedging and leverage policies, leverage ratio and indebtedness levels, and permitted business activities and tax status.  These restrictions may limit the Company's ability to adequately respond to changing market conditions, which could have a material adverse effect on the Company's financial condition and results of operations.

The Manager’s default on its obligations with respect to the Notes, or failure of the Company to comply with various restrictive covenants could result in default under the Securities Purchase Agreement. The senior note holders have not issued waivers, however the parties continue to operate under the terms of the Securities Purchase Agreement and the Management Agreement.  In addition, MDC-REIT has pledged 1.6 million shares of its common stock of the Company to secure the Manager's obligations under the Securities Purchase Agreement. As a result of the defaults under the Securities Purchase Agreement, the pledged shares could be transferred to the holders of the Notes, who will then have certain demand registration rights. In addition, as a result of breaches of certain covenants under the Securities Purchase Agreement by the Manager and the Company, additional restrictive covenants also apply to the Company and these additional restrictive covenants may further limit the Company’s operations. Also see, “The Direct Origination of Residential Mortgages is Subject to A Variety of Business Risks Including Overhead Exposure, Regulatory Oversight, Competition and Possible Interest Rate Exposure Associated With Commitments to Fund Mortgages”.

Mortgage Assets Pledged to Secure Long-Term Debt

Virtually all of the Company's Mortgage Assets at September 30, 2001 were pledged as Bond Collateral to secure bonds (long-term debt). These assets are subject to the terms of the Long-Term Debt agreements and may not be separately sold or exchanged. While the Company may sell its interests in the Bond Collateral subject to the liens and other restrictions of the Long-Term Debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, the Company would expect to receive less than its book value should it sell its interests in the Bond Collateral.

Characteristics of Underlying Property May Decrease Value of Mortgage Loans

While the Company’s Mortgage Loan portfolio is secured by residential properties throughout the United States, 17% of the properties are in California and the remaining 83% of the properties have the five highest concentrations in the following states, Michigan 6.65%, Florida 5.81%, Ohio 5.15%, Arizona 4.22% and Texas 4.15%. Concentration in any one geographic area will increase the exposure of the Company's Mortgage Assets to the economic and natural hazard risks associated with that area.

Certain properties securing Mortgage Loans may be contaminated by hazardous substances resulting in reduced property values. If the Company forecloses on a defaulted Mortgage Loan collateralized by such property, the Company may be subject to environmental liabilities regardless of whether the Company was responsible for the contamination.

The property values and underlying Mortgage Loans may also be affected by various factors, many of which are beyond the control of the Company, such as (i) economic conditions affecting real estate values, and (ii) increased operating costs, including energy costsand real estate taxes.

Interest Rate Increases May Reduce Income From Spread Lending

The majority of the Company's Mortgage Loans now have a repricing frequency of six months or less, while substantially all of the Company's borrowings have a repricing frequency of one month or less.  Accordingly, the interest rates on the Company's borrowings may be based on interest rate indices, which are different from, and adjust more rapidly than, the interest rate indices of its related Mortgage Loans.  Consequently, increases in short-term interest rates may significantly influence the Company's net interest income.  While increases in short-term interest rates will increase the yields on a portion of the Company's adjustable-rate Mortgage Loans, rising short term rates will also increase the cost of borrowings by the Company. To the extent such costs rise more than the yields on such Mortgage Loans, the Company's net interest income will be reduced or a net interest loss may result.  The Company mitigates its ‘gap’ risk by purchasing interest rate caps, however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks including changes in interest rates which offset the return of its investments and the cost of its debt.  At September 30, 2001, there have not been any material changes in interest rate risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2000.

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

The complaint seeks damages for losses arising out of the Company’s agreement to purchase loans from Lehman Capital, which had acquired the loans from Long Beach Mortgage Co.  Lehman Capital assigned the loans and its agreement with Long Beach Mortgage Co. to the Company.  The complaint alleges, among other claims, that Lehman Capital and Long Beach Mortgage Co. breached their obligations to the Company under the purchase agreements for the sale of the loans.  The complaint also seeks recovery from Lehman Capital and Long Beach Mortgage Co. for negligent misrepresentations made in connection with the sale of the loans.  The complaint alleges damages for the losses incurred due to Lehman Capital and Long Beach Mortgage Co.’s failure to repurchase a number of these loans, which damages are estimated to exceed $5,000,000, for additional damages including repayment of all, or a portion of, the premium paid to Lehman Capital on such loans and for damages equal to the lost return on the loans, measured as if the loans had performed as represented.

The Company believes that its present allowance is adequate to cover future losses arising from the matters alleged in the complaint.  Litigation expenses expected to be incurred in prosecuting the lawsuit have not been provided for and will reduce earnings in future periods as the suit progresses.  The timing and amount of such expenses are uncertain.

The lawsuit is presently in the discovery phase.  The outcome of litigation is always uncertain and the facts involved in the allegations of the Company’s lawsuit are complex.  No assurance can be given that the Company will recover all or any portion of the amounts claimed.  No resolution can be expected to occur for an extended period of time.

Item 2.    Changes in Securities and Use of Proceeds

                    None.

Item 3.    Defaults Upon Senior Securities

                    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

                    None

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

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

Dated: November 13, 2001	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President
Chief Financial Officer