Form 10-K
period 2001-12-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2002-04-01
CIK 1035744

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 1-13485

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0741174 (I.R.S. Employer Identification Number)
10421 Wateridge Circle, Suite 250 San Diego, California (Address of principal executive offices)	92121 (Zip Code)

(858) 909-1200
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No ☐

        At January 31, 2002, the aggregate market value of the voting stock held by non-affiliates was $12.7 million, based on the closing price of the common stock on the New York Stock Exchange.

        As of March 27, 2002, there were 7,879,190 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement issued in connection with the Annual Meeting of Stockholders of the registrant to be held on or about June 12, 2002, are incorporated herein by reference into Part III.

ITEM 1. BUSINESS

        The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements that use the words "expects", "will", "may", "anticipates", "goal", "intends", "seeks", "strategy" and derivatives of such words are forward looking statements. These forward looking statements include statements regarding:

  •
  the effect on our interest income, interest expense and operating performance of changes in interest rates

  •
  diversifying and re-building our revenue streams

  •
  our anticipated lack of dividends in 2002

  •
  our belief regarding future prepayment rates, future borrowing costs and appropriate premium amortization levels

  •
  recovery of loan losses through arbitration

  •
  recovery of damages through litigation

  •
  the sufficiency of our cash reserves

        In addition, we have included a number of statements regarding the development of our new mortgage loan origination capabilities, which are forward looking. These statements include statements regarding:

  •
  our creation of operational capabilities to originate and sell "A" quality mortgage loans

  •
  growth and profit potential from American Mortgage Network, Inc. ("AmNet")

  •
  projected loan origination volumes

  •
  expenses associated with AmNet

  •
  our ability to obtain and expand debt facilities to fund AmNet loan originations

  •
  our ability to resell our loans on the secondary market

  •
  the levels of investment that we will need to make in our loan inventory

  •
  the effectiveness of our hedge instruments

  •
  our ability to hedge against market fluctuations in interest rates

  •
  achieving profitability at the AmNet level

  •
  sources of revenue that may be generated by our loan origination operations

        These forward looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, general economic conditions, overall interest rates, the shape of the yield curve, reductions in the value of retained interest in securitizations, the Company's ability to successfully grow its origination subsidiary and the Company's ability to obtain the financing necessary to fund its origination business. Other risk factors that could cause actual results to differ materially are set forth in this item under the heading "Business Risk Factors."

General

        American Residential Investment Trust, Inc. (the "Company") was incorporated in the State of Maryland on February 6, 1997, and is a real estate investment trust ("REIT"). The Company has traditionally acquired non-conforming adjustable-rate and fixed-rate, single-family whole loans (collectively, "Bond Collateral Mortgage Loans") for portfolio investment through purchases in the capital markets and through purchases from originators. It financed its acquisitions with equity and secured borrowings. All of the Company's mortgage loans have been pledged as collateral in publicly rated debt issuances, and represent permanent non-recourse debt of the Company. The Company generally earns interest on the portion of its portfolio financed with equity and earns a net interest spread on the portion of its portfolio financed with secured borrowings. Based upon the Company's review of pricing and risk of mortgage loans available for purchase the Company did not acquire Bond Collateral Mortgage Loans for portfolio investment during either year ended December 31, 2001 or 2000. Accordingly, the Company's Bond Collateral Mortgage Loans investment portfolio has declined as a result of prepayments and normal amortization from $847.3 million at December 31, 2000, to $452.2 million at December 31, 2001, respectively.

        In 2001, the Company formed an operating subsidiary, American Mortgage Network, Inc. ("AmNet"), a wholly owned taxable REIT subsidiary, for the purpose of engaging in mortgage banking activities. Through a network of regional offices in the United States. AmNet originates loans through mortgage brokers and then sells them to institutional purchasers. All servicing rights are also sold along with the mortgage loans.

        During the fourth quarter of 2001, the Company began originating loans through AmNet and selling accumulated loans to correspondent investors. The Company is incurring significantly greater overhead expenses than it has incurred historically to support the operations of its new operating subsidiary, and it will invest cash to acquire, hedge and warehouse mortgage loans held for sale. Additionally, during the fourth quarter of 2001, the Company purchased the management contract from Home Asset Management Corporation ("HAMCO"), expending approximately $10 million plus approximately $1.1 million in transaction fees.

        The Company is currently structured as a REIT, thereby generally eliminating federal taxes at the corporate level on income it distributes to stockholders.

        Effective January 1, 2002, the Company was reorganized into two segments: The Mortgage Asset Portfolio Investments—Spread Lending Business, and the Mortgage Banking Business. The Mortgage Banking Business was not significant in 2001.

Mortgage Asset Portfolio Investments—Spread Lending Business

Bond Collateral Mortgage Loans Held for Portfolio Investment

        Since 1998, the Company has invested in non-conforming (subprime), adjustable rate and fixed-rate residential mortgage loans primarily acquired through bulk purchases from the capital markets and from other financial institutions. All of the Bond Collateral Mortgage Loans held by the Company as of December 31, 2001, are non-conforming mortgage loans. The mortgage loans are non-conforming primarily as a result of credit rating of the borrower and consist predominantly of "A-" and "B" grade mortgage loans and to a lesser extent, "C" and "D" grade mortgage loans. The Company grades each mortgage loan based predominantly on the mortgage credit rating of the borrower. Non-conforming mortgage loans generally are subject to greater frequency of delinquency and loss than conforming mortgage loans. Accordingly, lower credit grade mortgage loans normally bear a higher rate of interest and are subject to higher fees (including prepayment fees and late payment penalties) than conforming mortgage loans.

        The Company is subject to the risk of loss on defaulted loans included in its Bond Collateral Mortgage Loan investment portfolio. All of the Bond Collateral Mortgage Loans underlying the Company's investment portfolio were purchased from lenders shortly after these loans were originated. The majority of these loans were originated by Countrywide Home Loans, Inc., Option One and Wells Fargo in 1999. The respective lenders' underwriting standards were applied by, or on behalf of, the lenders to evaluate the borrower's credit standing and repayment ability, and the value and adequacy of the related mortgaged property as collateral. In general, borrowers applying for mortgage loans were required to complete a detailed application designed to provide to the underwriting officer pertinent credit information. In most cases, an employment verification was obtained from an independent source (typically the borrower's employer). If a borrower was self-employed, the borrower may have been required to submit copies of signed tax returns.

        In most cases, the lender's analysis of the borrower's credit report included a review of a credit score produced by an independent credit-scoring firm, such as Fair, Issac and Company ("FICO"). Credit scores estimate, on a relative basis, which borrowers are most likely to default on mortgage loans. Lower scores imply higher default risks relative to higher scores. FICO scores are empirically derived from historical credit bureau data and represent a numerical weighting of a borrower's credit characteristics over a two-year period.

        All of the Company's Bond Collateral Mortgage Loans as of December 31, 2001, are residential mortgage loans made to borrowers with credit ratings below the conforming mortgage loan underwriting guidelines. The following matrix generally describes the underwriting criteria employed by the originators of the mortgage loans in evaluating the credit quality of borrowers.

Credit Level	Maximum Mortgage Delinquencies During Last Year	Consumer Credit	Maximum Debt-to-Income Ratios
A/A-	Up to two 30-day	Generally good credit for the last two years, with minor derogatory accounts permitted. Overall credit paid as agreed. No bankruptcy, discharge, or notice of default filings during preceding two years.	45%
B	Up to four 30-day or two 30-day and one 60-day	Satisfactory credit with recurring 30-day accounts & minor 60-day accounts. Isolated judgements and charge-offs permitted on a case-by-case basis. No bankruptcy, discharge, or notice of default filings during preceding two years.	50%
C	Up to two 60-day and one 90-day	Generally fair credit, but the applicant has likely experienced significant credit problems in the past, including judgements, charge-offs and collection accounts. On a case-by-case basis, a notice of default/foreclosure filing may have occurred in the last twelve months with a good explanation. Not currently in bankruptcy, but may have recently occurred with proof of dismissal/discharge.	55%
C-/D	Up to one 120-day	Generally poor credit, as the applicant may be currently experiencing significant credit problems, including being subject to notice of default/foreclosure fillings or currently in bankruptcy.	60%

        The borrower's credit level usually impacts the maximum loan to (property) value ratio as well as the interest rate on the mortgage. Typically, at the time of origination, "A-" loans do not exceed 90%

loan to value; "B" loans do not exceed 85% loan to value; "C" loans do not exceed 75% loan to value and "C-/D" loans do not exceed 65% loan to value. As of December 31, 2001, approximately 68% of the Company's Bond Collateral Mortgage Loans were grade "A/A-" at the time of origination and approximately 19% of the mortgage loans were grade "B". At December 31, 2001 the weighted average current loan to property value ratio for the Company's Bond Collateral Mortgage Loans was approximately 78%.

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

        Once all applicable employment, credit and property information was received, a determination was made as to whether the prospective borrower had sufficient monthly income available to meet (i) the borrower's monthly obligations on the proposed mortgage loan (determined on the basis of the monthly payments due in the year of origination) and other expenses related to the mortgaged property (such as property taxes and hazard insurance), and (ii) monthly housing expenses and other financial obligations and monthly living expenses. In certain cases, exceptions to the lenders' underwriting standards were permitted in cases where compensating factors such as low loan-to-value ratios or other counterbalancing factors existed.

Servicing

        The Company has acquired mortgage loans on both a "servicing released" basis (i.e., the Company acquired both the mortgage loans and the rights to service them) and on a "servicing retained" basis (i.e., the Company acquired the mortgage loans but not the rights to service the mortgage loans). The Company has contracted with sub-servicers to provide servicing at a cost of a fixed percentage of the outstanding mortgage balance and the right to hold escrow account balances and retain certain ancillary charges. In addition, for a small portion of the mortgage loans, the Company will pay the sub-servicer a fixed dollar fee plus a percentage of the outstanding mortgage loan balance and a percentage of all amounts collected. The Company believes that the selection of third party sub-servicers was more cost effective than establishing a servicing department within the Company. However, part of the Company's responsibility is to continually monitor the performance of the sub-servicers through monthly performance reviews. The Company has arranged for the servicing of the mortgage loans with servicing entities that have particular expertise and experience in the types of mortgage loans being acquired.

Securitizations (long-term borrowings)

        The Company has securitized mortgage loans as part of its overall financing strategy for all portfolio additions. Securitization is the process of pooling mortgage loans and debt securities, such as Collateralized Mortgage Obligations ("CMOs"). Under this approach, for accounting purposes, the mortgage loans so securitized remain on the balance sheet as assets and the debt obligations (i.e., the CMOs) appear as liabilities. A structured debt securitization is generally expected to result in substituting one type of debt financing for another, as proceeds from the structured debt issuance are applied against preexisting borrowings (i.e., borrowings under reverse repurchase agreements). The structured debt securities issued by the Company constitute limited recourse, long term financing, the payments on which generally correspond to the payments on the mortgage loans serving as collateral for the debt. Such financings are not subject to a margin call if a rapid increase in rates would reduce the value of the underlying mortgage loans and, hence, reduce the liquidity risk to the Company.

        Each issue of CMOs is fully and solely payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt. A trustee receives all principal and interest cash flows from the underlying mortgages (bond collateral), and pays all servicing fees and reimburses all servicers for losses or costs incurred on foreclosed loans. The Company earns the net interest spread between the interest income on the mortgage loans securing the CMOs and the interest and other expenses associated with the CMO financing. The net interest spread may be directly impacted by the levels of prepayment of the underlying Bond Collateral Mortgage Loans and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

        At December 31, 2001, total long-term borrowings outstanding were approximately $422.3 million, with Bond Collateral Mortgage Loans and real estate owned book value at approximately $461.4 million. These borrowings are carried on the balance sheet at historical cost, which approximates market value.

Interest Rate Risk Management-Spread Lending Business

        To the extent consistent with its election to qualify as a REIT, the Company has implemented certain processes and periodically uses interest rate agreements, ("Cap Agreements") and other hedging instruments intended to protect the Company's bond portfolio spread income against significant changes in interest rates.

        Relative to its Bond Collateral Mortgage Loans portfolio, the Company's primary risks associated with changes in interest rates are (i) the differences between the interest rate adjustment period of its Bond Collateral Mortgage Loans and related borrowings (gap risk), (see "ITEM 7A" Quantitative and Qualitative Disclosure About Market Risk"), (ii) lifetime and periodic rate adjustment caps on its Bond Collateral Mortgage Loans, (iii) the differences between interest rate adjustment indices of its Bond Collateral Mortgage Loans and related borrowings (basis risk) and (iv) prepayments on mortgage assets associated with declining mortgage interest rates.

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

        Prior to 2001, the cost of interest rate Cap Agreements was amortized from the effective date of the cap through the termination date on a straight-line basis.

        The unamortized cost of the interest rate Cap Agreements at December 31, 2000, was approximately $1.1 million. As of January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. With the implementation of SFAS 133, the Company recorded transition amounts associated with establishing the fair values of the derivative instruments on the balance sheet. The result was an addition to net loss of $1,106,000 for write-down of these Cap Agreements to market value. For the year ended December 31, 2000, the interest rate cap agreement amortization expense was approximately $985 thousand. Income from the Cap Agreements during this period totaled approximately $295 thousand. There were no floor agreements and consequently no income from floor agreements for the years ended December 31, 2001 and 2000. There were five expirations of Cap

Agreements during the year ended December 31, 2001 with a combined notional amount of approximately $847 million. At December 31, 2001, the cap strike rate was 7.1% on all active Cap Agreements and the weighted average strike rate was approximately 7.1%. There were three expirations of cap agreements during the year ended December 31, 2000, with a combined notional amount of approximately $311 million. For the year ended December 31, 2000, cap expense equaled approximately 0.067% of the average balance of the Company's Bond Collateral Mortgage Loans and 0.073% of the average balance of the Company's interest bearing liabilities. For such period, the cap expense was approximately 0.80% of net interest income from Bond Collateral Mortgage Loans. At December 31, 2000, the cap range of strike rates was 6.75% to 7.1% and the weighted average strike rate was approximately 7.0%. At December 31, 2000, Cap Agreements had a combined notional amount of $741 million. Although the Company believes that it has developed a cost effective interest rate risk management program to provide a level of protection against interest rate risks, developing an effective program is complex and no program can completely insulate the Company from the effects of interest rate changes. Further, the cost of hedging transactions and the federal tax laws applicable to REITs may limit the Company's ability to fully hedge its interest rate risks.

Mortgage Banking Business

General

        One of the Company's primary objectives continues to be to augment and eventually diversify its revenue base and earnings. The Company intends to deploy capital to augment declining revenues from its current, declining Bond Collateral Mortgage Loans which have not been replenished due to unfavorable pricing on bulk purchases of mortgage loans. The primary strategy in diversifying the Company's income stream has been to establish a direct loan origination business, and to sell the loans on a servicing released basis to large correspondent lenders for a profit.

        As of March 15, 2002, AmNet has hired 148 experienced loan production and loan operations employees and will continue to expand AmNet in 2002. Two regional production centers located in Oregon and Northern California began originating loans in November 2001. Three centers in California, Connecticut and Georgia were opened in the first quarter of 2002, and additional centers will open in 2002. AmNet will utilize a dedicated sales force to offer AmNet's loan products to approved wholesale mortgage brokers, who will refer their client's loans to AmNet for underwriting and funding. Loans meeting AmNet's underwriting criteria will be approved and funded at AmNet's regional underwriting loan centers. AmNet's headquarters office will perform various functions through multiple departments including establishment of policy, risk management, secondary marketing, finance, accounting, administration, and information technology. The Company completed a relocation to its new corporate headquarters in February 2002 in order to accommodate the space requirements of the Company and AmNet.

        All loans produced are expected to be sold on a servicing-released basis to large secondary market correspondent investors, typically within 30 days of origination. In November 2001, the Company obtained an initial warehouse facility for $75 million to fund and accumulate loans prior to sale to its correspondent investors. In March 2002 the warehouse facility was increased to $160 million. Additionally, a second facitility was obtained in late March 2002 for $150 million. By prior agreement, upon securing the second facility, the original facility was decreased to $110 million, and is scheduled to further decrease to $85 million on May 26, 2002. AmNet is required to maintain an equity investment in its loan inventory ranging from 1% to 4%, and must comply with various lender covenants restricting the absolute level of leverage and minimum levels of cash reserves. The Company expects to increase its warehouse borrowing facilities to enable it to increase loan production. There can be no assurances that credit lines will be obtained in time to enable continued growth and expansion of AmNet's loan origination.

        Due to the level of overhead necessary to establish and support the operations of AmNet, the Company expects AmNet to generate operating losses and not reach its breakeven point (profitability) until the third quarter of 2002. Achieving profitability is dependent upon a number of factors, and the Company believes that monthly volume will need to be in the range of $250 to $400 million per month in order to reach profitability at the AmNet level. Furthermore, the profit level will generally be directly proportional to the volume of loan production. Other factors, including but not limited to, the Company's ability to increase warehouse lines of credit, provide sufficient cash flow to fund operating losses, mortgage loan collateral requirements and hedging requirements will also be major factors in reaching profitability.

Loan Origination Strategy

        Mortgage loan origination is dominated in the United States by broker/correspondent ("Broker") institutions over the retail organizations (banks and other direct lending institutions). The main reason for this has been the ability of the broker to provide superior customer service, a wide range of products, competitive pricing and a quick response to market changes.

        AmNet provides to the broker a daily pricing of mortgage loan products through a search of pricings from major mortgage loan investors. This pricing provides the Broker with the ability to review specific loan underwriting differences and product nuances without having to search separately each loan investor's loan programs. The broker can then lock in a loan rate and close the loan through AmNet.

        AmNet depends entirely upon independent mortgage brokers for its originations. Substantially all of these business partners do business with multiple wholesale lenders, often submitting multiple applications for each prospective borrower. Wholesale lenders, such as AmNet, compete for business based on pricing, service, fees, and other factors. As such, the wholesale lending market is highly competitive.

Credit Risk Management

        As a mortgage banker, AmNet makes various representations and warranties to its correspondent investors as to the loans sold including that the loans were: underwritten to the investors' underwriting standards, originated in compliance with various laws and regulations, and not the subject of known fraud. As such, the Company has established various policies and controls to ensure that all loans are originated in a standardized fashion, in accordance with the AmNet's policies and procedures. AmNet endeavors to ensure that its originations are saleable and that repurchases are minimal.

        All of the loans originated by AmNet are referred to the Company by independent mortgage brokers who assist borrowers in obtaining mortgage credit. Brokers are approved to do business with AmNet by a centralized broker administration department. Brokers must submit an application which requests (among other things) proof of license from regulatory authorities and summary of business activity with references. AmNet checks broker references and performs a background check to substantiate the broker's business practices. AmNet has developed an extensive broker monitoring process and intends to review its brokers on an annual basis.

        Underwriting policies have been established for all loans, augmented by program highlights for each specific loan type. These underwriting standards and guidelines are applied by AmNet regional operations personnel to evaluate the borrower's credit standing and repayment ability, and the value and adequacy of the related mortgaged property as collateral. The majority of loans are also systematically underwritten and approved using FNMA's Desktop Underwriter or Freddie Mac's Loan Prospector automated underwriting programs, as part of the Company's standard underwriting process.

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

        AmNet has a quality control department which performs independent quality control reviews on approximately 10% of the loans originated. Through independent agencies, AmNet is able to verify property value, borrower credit history and borrower identity to detect fraud.

Financing of Operations

        AmNet requires substantial financing for its business operations. Specifically, AmNet funds its loan originations and unsold loan inventory with warehouse line financings, wherein loan inventory is pledged as collateral. These borrowings typically advance 98% of the par balances of the loans pledged as collateral. Such financing is currently provided primarily under (i) a 364-day secured mortgage warehousing revolving credit agreement, dated as of November 26, 2001, (the "Bank Credit Agreement") and entered into by AmNet, American Residential Investment Trust and JPMorgan/Chase, as agent and (ii) a renewable 364 day Senior Subordinated Secured Revolving Loan Agreement between American Residential Investment Trust and TCW/Crescent Mezzanine L.L.P. on December 19, 2001 (the "Subordinated Debt Facility"). The Subordinated Debt Facility is secured by residual interest spread investment certificates on the 1999-2 segment of the Bond Mortgage Loan portfolio. At December 31, 2001, AmNet had aggregate outstanding indebtedness of approximately $35 million, and $40 million of additional availability under the Bank Credit Agreement. It had no outstanding indebtedness and $5 million of availability under the Subordinated Debt Facility.

        In March 2002, the Bank Credit Agreement was increased to $125 million. Additionally, on March 28, 2002, the Company obtained an uncommitted warehouse revolving credit agreement for $150 million from UBS/Warburg ("Wall Street Credit Agreement"). By prior agreement, upon securing the Wall Street Credit Agreement, the Bank Credit Agreement was decreased to $110 million and is scheduled to decrease to $85 million on May 26, 2002. Total warehouse borrowing capacity was brought to $260 million at March 28, 2002 and is scheduled to decrease to $235 million on May 26, 2002.

        The Company intends to add syndicate banks to the Bank Credit Agreement in 2002, and obtain additional warehouse financing agreements to support the growth in its origination business. To the extent that the Company is not successful in negotiating renewals of its borrowings or in arranging new financing, it may have to curtail its origination activities, which would have a material adverse effect on the Company's business and results of operations.

Revenues and Expenses

        The primary sources of revenue for AmNet will be broker fees, gains from the sale of mortgage loans (net of broker premiums) and net interest spread income (loss) on loans held for sale. The primary expenses for AmNet will be related to sales commissions, personnel and occupancy costs.

        Gains on the sale of mortgage loans occur when AmNet is able to sell loans to correspondent investors above the price paid to originate these mortgage loans through brokers. AmNet has a centralized pricing function to ensure that mortgage loans are originated and funded in accordance with the AmNet's s pricing strategies, which reflect the secondary gain target for each loan product. AmNet has hired highly trained personnel to perform both mortgage loan pricing and mortgage loan sale activity and to mitigate market risk of interest rate fluctuation on originated mortgage loans which are unsold (See "Interest Rate Risk Management" below). The Company has obtained approval to sell to several large correspondent lenders and intends to continually expand its investor base, to ensure that AmNet enjoys a broad level of loan products and loan sale execution opportunities. Mortgage Loan sales to various correspondent investors was initiated in December of 2001.

        The second component of revenue is net interest spread income earned on mortgage loans held for sale. The warehouse line lender's charge interest to AmNet based on a spread over the LIBOR (cost of funds). AmNet's mortgage loans held for sale are generally originated at interest rates in excess of AmNet's cost of funds. The difference between interest income on mortgage loans held for sale and cost of funds is called "warehouse spread." The spread can vary based on the relationship between short term interest rates and long term interest rates (yield curve).

        The third component of revenue is broker fees. AmNet charges approximately $500 per loan in various administrative fees to borrowers on funded mortgage loans.

        AmNet's expenses are divided into two components, fixed and variable. Fixed expenses are mainly composted of facility lease costs which are typically five years in length. Variable costs are mainly composed of employee compensation cost, professional fees and facility operational costs. In order to meet these costs it is anticipated that a loan production level of in the range of $250 to $400 million per month must be attained. The projected time frame of reaching this production level is the third quarter of 2002. Until then, AmNet is expected to have unprofitable operations.

Interest Rate Risk Management

        AmNet's mortgage banking activities require that the Company be exposed to a variety of risks associated with changes in interest rates and volatility in the capital markets. The primary risks are due to expected and unexpected changes in interest rates from the time of a "rate lock" by the broker to the time that associated loans are funded by AmNet and/or committed for sale to a correspondent investor.

        Rate lock commitments and mortgage loans held for sale (loan pipeline) are subject to minute by minute market price fluctuation until committed for sale. These fluctuations are primarily tied to changes in interest rates, and the relationship of short term rates to long-term rates (yield curve). In order to mitigate this risk, a variety of financial derivative instruments (including forward mandatory mortgage loan sales and treasury options and futures) are utilized to hedge or mitigate market price fluctuations. These hedge positions are continually adjusted based on routine and ongoing quantification of AmNet's risk, but hedges may or may not be fully successful in complete risk mitigation. In particular, AmNet's capital markets personnel must make estimates of the percentage of rate lock commitments expected to close, under different interest rate changes, and the Company has a very limited operating history on which to base these assumptions. Additionally, cash reserves must be maintained to meet capital calls for certain hedging activity which otherwise could be deployed towards loan origination activity. While AmNet has hired experienced personnel in its capital markets function and utilizes various analytical processes to manage and measure interest rate risk, there can be no assurance that AmNet will be successful in fully mitigating interest rate risks given the inherent risk and cost of such activity, as well as potential limitations on the amount of cash reserves available to support hedge positions. Losses on the sale of mortgage loans or hedging activity could adversely impact results of operations and the Company's financial position.

Regulatory Oversight

        AmNet's mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans Administration ("VA"), FNMA, FHLMC, the Governmental National Mortgage Association ("GNMA"), and other regulatory agencies with respect to originating, processing, underwriting, selling, securitizing, and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting the activities of AmNet. These rules and regulations, among other things, impose licensing obligations on AmNet and prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers, establish eligibility criteria for mortgage loans, and fix maximum loan amounts.

        Mortgage origination activities are generally subject to the provisions of various federal and state statutes including, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act of 1970, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act of 1974 ("RESPA"), the Fair Housing Act, and the regulations promulgated thereunder, which, among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices, and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, limit fees and charges paid by borrowers and lenders, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered.

Overall Capital Guidelines

        The Company's capital management goal is to strike a balance between the under-utilization of leverage, which could reduce potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company's ability to meet its obligations during periods of adverse market conditions. For this purpose, the Company has established various risk management policies and processes. For example, the Company and the Board of Directors regularly review the Company's leverage and exposure to liquidity risks to determine leverage ranges and the level of new loan origination activity. For limited periods, the Company may exceed its desired leverage range, but it is anticipated that in most circumstances the desired leverage will be achieved over time without specific action by the Company through the natural process of mortgage principal repayments and increases in mortgage loan acquisition activities. The Board of Directors has the discretion to modify the Company's policies and restrictions without stockholder consent. There are no restrictions on the Company's ability to incur debt and there can be no assurance the level of debt that the Company is authorized to incur will not be increased by the Board of Directors.

        The Board of Directors establishes, subject to revision from time to time, leverage and cash reserve guidelines based on the composition of assets and liabilities and assessments of capital call risks. The Board of Directors reviews on a periodic basis various analyses of the risks inherent in the Company's balance sheet, including an analysis of the effects of various scenarios on the Company's net cash flow, net income, dividends, liquidity and net market value. Should the Board of Directors determine, in its discretion, that leverage or the minimum required cash reserves are either too low or too high, the Board of Directors will raise or lower capital guidelines accordingly.

        At December 31, 2001, the ratio of book equity capital to total fair value of the Company's assets was approximately 11.28%. This percentage may fluctuate from time to time, as the composition of the balance sheet changes, borrowing bases required by lenders change, the value of the mortgage assets change and as the capital cushion percentages are adjusted over time. The Company will actively monitor and adjust, if necessary, its policies and processes, both on an aggregate portfolio level as well as on an individual pool or mortgage loan basis. The Company expects to take into consideration current market conditions and a variety of interest rate scenarios, availability and cost of hedge instruments, performance of mortgage loans, credit risk, prepayment of mortgage assets general economic conditions, potential issuance of additional equity, anticipated growth in loan origination and sale activity and the general availability of financing.

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

Federal Income Tax Consequences

        The Company maintained its status as a REIT for federal income tax purposes during 2001. A corporation qualifying as a REIT may avoid corporate income taxation by distributing dividends equal to 90% of its taxable income to its stockholders annually. The Company is organized in conformity with the requirements for qualification and taxation as a REIT under the Code.

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

Stock Ownership Tests

        For all taxable years after the first taxable year for which a REIT election is made, the Company's shares of stock must be transferable and must be held by a minimum of 100 persons for at least 335 days of a 12-month year (or a proportionate part of a short tax year). The Company must also use the calendar year as its taxable year. In addition, at all times during the second half of each taxable year, no more than 50% in value of the shares of any class of the stock of the Company may be owned directly or indirectly by five or fewer individuals. The Company intends to satisfy both the 100 stockholder and 50%/5 stockholder individual ownership limitations described above for as long as it seeks qualification as a REIT. The Company uses the calendar year as its taxable year for income tax purposes.

Asset Tests

        On the last day of each calendar quarter, at least 75% of the value of the Company's assets must consist of Qualified REIT Assets, government securities, cash and cash items (the "75% of assets test"). The Company believes that substantially all of its assets are and will continue to be Qualified REIT Assets. Qualified REIT Assets include interests in real property, interests in Mortgage loans secured by real property, warehouse credit loans made to AmNet secured by residential mortgage loans and interests in REMICs.

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

        2.    The 95% Test.    In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of the Company's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not dealer property (the "95% of income test"). In order to help ensure compliance with the 95% of income test and the 75% of income test, the Company intends to limit substantially all of the assets that it acquires to Qualified REIT Assets. Maintaining REIT status may limit the type of assets, including hedging contracts, that the Company otherwise might acquire.

        If the Company fails to satisfy one or both of the 75% or 95% of income tests for any year, it may face either (a) assuming such failure was for reasonable cause and not willful neglect, a 100% tax on the greater of the amounts of income by which it failed to comply with the 75% test of income or the 95% of income test, reduced by estimated related expenses or (b) loss of REIT status.

Distribution Requirement

        The Company must distribute to its stockholders on a pro rata basis an amount equal to (i) 90% of its taxable income before deduction of dividends paid and excluding net capital gain, plus (ii) 90% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code less (iii) any "excess non-cash income" (the "90% distribution test"). For as long as the Company maintains its status as a REIT, the Company intends to make distributions to its stockholders in amounts sufficient to meet the 90% distribution test.

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

Recent Tax Legislation

        The REIT Modernization Act, enacted in December 1999, contains several provisions affecting REITs. REITs are able to own directly the stock of taxable subsidiaries. Previously, REITs were generally limited to holding non-voting preferred stock in taxable affiliates. The value of all taxable subsidiaries of a REIT is limited to 20% of the total value of the REIT's assets. As of January 1, 2001, existing taxable subsidiaries have converted to qualified taxable REIT subsidiaries, unless the existing taxable subsidiary was in place since July 12, 1999, and there has been no material change in the taxable subsidiary's assets or business since that time. In addition, a REIT is subject to a 100% penalty tax equal to any rents or charges that the REIT imposed on the taxable subsidiary in excess of the arm's length price for comparable services.

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

Employees

        At December 31, 2001 the Company employed 101 employees. The executive team of vice president and above is composed of twelve highly experienced people with between 12 and 30 years experience. Six of the executive team members worked together previously as a management team. As of March 15, 2002 there were 165 employees with the same twelve people composing the executive team.

The Management Agreement

Termination of Management Agreement

        Effective February 11, 1997, the Company entered into a Management Agreement with Home Asset Management Company, Inc. (the "Manager") for an initial term of two years, to provide management services to the Company.

        The Manager received management fees and incentive compensation of:

  •
  1/8 of 1% per year, to be paid monthly, of the principal amount of agency securities;

  •
  3/8 of 1% per year, to be paid monthly, of the principal amount of all Mortgage Loans other than agency securities; and

  •
  25% of the amount by which the Company's net income (before deducting the amount to be paid as incentive compensation) exceeds the annualized return on equity equal to the average ten year U.S. Treasury Rate plus 2%.

        Management fees of approximately $2.3 million, $3.9 million, and $3.6 million were recorded for the years ended December 31, 2001, 2000 and 1999 respectively. The incentive compensation was calculated for each fiscal quarter, and paid to the Manager quarterly in arrears before any income distributions were made to stockholders. There was no incentive compensation for the years ended December 31, 2001 and 2000.

        Concurrently with the execution of the Management Agreement, the Company also entered into the Securities Purchase Agreement (the "Purchase Agreement") as part of the Company's initial capitalization.

        The Purchase Agreement subjected the Company to a number of restrictive covenants. These restrictive covenants imposed operating restrictions on the Company and would prevent AmNet from pursuing an array of loan origination and mortgage banking activities and prevented the Company from pursuing various strategic alternatives.

        As the Board of Directors considered various strategic alternatives throughout 2001, the Board decided that it was in the best interests of the Company and its stockholders to buy out the Management Agreement and to amend the Purchase Agreement to remove the Company as a party to that agreement (the "Buy Out Transaction"). Accordingly the Company executed the Termination and Release Agreement as of December 14, 2001 to accomplish those goals. A payment of $10 million was paid to the Manager to buyout the Management Agreement and to complete Buy Out Transaction.

        Additionally, a Senior Subordinated Secured Revolving Loan Agreement (the "Subordinated Loan Agreement") was entered into with TCW/Crescent Mezzanine Partners, L.P., the senior lender to the Manager. This agreement allows the Company to borrow up to $5 million on a revolving basis over the one-year period following the date of the Subordinated Loan Agreement. Interest is payable at the end of each calendar quarter based upon outstanding borrowings. The Subordinated Loan Agreement also has provisions for extension of two additional one-year periods at the request of the Company.

Executive Officers of the Company

        The following table presents certain information concerning the executive officers of the Company:

Name	Age	Position
John M. Robbins(1)	54	Chairman of the Board, Chief Executive Officer
Jay M. Fuller(1)	50	President, Chief Operating Officer
Judith A. Berry	48	Executive Vice President and Chief Financial Officer
Lisa S. Faulk	42	Executive Vice President, Operations
Scott Day	40	Senior Vice President, Capital Markets
Clayton W. Strittmatter	38	Senior Vice President, Finance
Randall Myres	48	Senior Vice President, Technology

(1)
Mr. Robbins and Mr. Fuller are founders of the Company.

        John M. Robbins has served as Chairman of the Board of Directors and Chief Executive Officer and Director of the Company since its formation in February 1997. Prior to joining the Company, Mr. Robbins was Chairman of the Board of American Residential Mortgage Corporation from 1990 until 1994 and President of American Residential Mortgage Corporation from the time he co-founded it in 1983 until 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1972. Mr. Robbins has served two terms on the Board of Governors and the Executive Committee of the Mortgage Bankers Association of America, and was appointed to its first Board of Directors. He has also served on FNMA's National Advisory Board. Mr. Robbins is currently a director of Garden Fresh Restaurant Corporation, Accredited Home Lenders, and is a trustee of the University of San Diego.

        Jay M. Fuller has served as President, Chief Operating Officer and Director of the Company since its formation in February 1997. Prior to joining the Company Mr. Fuller served as President of Victoria Mortgage from 1995 to 1996. Mr. Fuller was an Executive Vice President and Chief Administration Officer of American Residential Mortgage Corporation from 1985 to 1994 and Senior Vice President from 1983 to 1985. In these capacities, at various times, Mr. Fuller was responsible for, among other things, mortgage loan originations and servicing for American Residential Mortgage Corporation. Mr. Fuller has worked in the mortgage banking industry continuously since 1975. Mr. Fuller currently serves on the Board of Directors of Santa Fe Christian Schools.

        Judith A. Berry has served as Executive Vice President and Chief Financial Officer of the Company since June, 1999. From 1996 to 1999 Ms. Berry was President of Directors Acceptance, the Subprime Mortgage Division of Norwest Mortgage, Inc. (now Wells Fargo). Ms. Berry was Executive Vice President and Chief Financial Officer of American Residential Mortgage Corporation from 1989 to 1994. Between 1984 and 1989, she was Senior Vice President of Acquisitions and New Business Development for American Residential Mortgage Corporation. Ms. Berry was an audit manager for Arthur Young, now Ernst & Young from 1978 to 1984. Ms. Berry received a B.S. in Business Administration from San Diego State University in 1977 and is a Certified Public Accountant in California.

        Lisa S. Faulk has served as Executive Vice President, Operations, since October 2001. Ms. Faulk was Senior Vice President of the Company since October 1997. Prior to joining the Company, Ms. Faulk served as Vice President, Conduit Underwriting, for Advanta Mortgage Corporation where she managed the Conduit Division's underwriting, funding and processing functions in the non-conforming credit markets. Ms. Faulk was Vice President, Manager Credit Risk Review, for

HomeFed Bank, Federal Savings Bank from 1984 to 1993. Ms. Faulk has a B.S. in Business Finance from Oregon State University.

        Scott G. Day was appointed to the position of Senior Vice President, Capital Markets, responsible for the areas of Interest Rate Risk Management, Secondary Marketing and Product Development, effective October 2001. Prior to joining the Company, Mr. Day served as an outside consultant performing similar duties. Mr. Day previously served as President of Stanwell Mortgage and American Fidelity, both regional mortgage banking entities, from 1989-2001. He was responsible for overseeing all risk management functions of these firms as well as loan production and servicing. From 1986 to 1989, Mr. Day served as V.P. of Capital Markets for Santa Barbara Savings and Loan, a five billion dollar thrift in the mid-80's that was heavily involved in new loan originations. Mr. Day began his career in internal auditing for financial institutions. Mr. Day holds a B.S. in Accounting from Southern Nazarene University, Oklahoma City, OK.

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

        Randall Myres is Senior Vice President and Chief Information Officer of American Residential Investment Trust and American Mortgage Network. He has over twenty years of experience in staff management, project management, analysis, programming, systems and networks in large nationwide data processing systems for the mortgage banking industry. Previously, Mr. Myres was with National Bankcard Association/XtraCash, Inc., Ameriquest Mortgage Corporation, Chase Manhattan Mortgage Corporation (formerly American Residential Mortgage Corporation), and Imperial Corporation of America. Mr. Myres received a Bachelor of Science degree in Computer Science from Coleman College in San Diego, California.

Business Risk Factors

Business Risks—Mortgage Asset Portfolio Investments—Spread Lending Business

High Levels of Bond Collateral Mortgage Loans Prepayments May Reduce Operating Income

        The level of prepayments of Bond Collateral Mortgage Loans purchased at a premium by the Company directly impacts the level of amortization of capitalized premiums. The Company uses a calculation for determining the premium amortization which is based on the interest method. If prepayment levels exceed projections used for the premium amortization calculation, the potential exists for impairment write-downs as a result of under-amortized premiums.

        Bond Collateral Mortgage Loans prepayment rates generally increase when market interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during 1999 through 2000 on its CMO/FASIT segment of its Bond Collateral Mortgage Loan portfolio due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. In 2001, the same phenomenon occurred in the 99-A and 1999-2 segments of the portfolio, as the loans in these portfolios reached the end of their 2 year fixed rate periods and prepayment penalty clauses expired. The overall rate of prepayments has decreased over the past several months averaging 41.66% in the fourth quarter of 2001, down from 52.15% in the third quarter and 49.60% in the second quarter. The Company anticipates that overall prepayment rates are likely to remain in the 40% to 50% range 2002. There can be no assurance that prepayment rates will not be higher or that prepayment penalty income will offset premium amortization expense. Accordingly, the Company's financial condition and results of operations could be materially adversely affected.

        As of December 31, 2001 approximately 43% of the Company's Bond Collateral Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of eleven months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

Borrower Credit Defaults, Special Hazard Losses and National Recessions May Decrease Value Of Bond Collateral Mortgage Assets Held By The Company

        During the time the Company holds bond collateral mortgage assets or retained interest in securitizations, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any mortgage loan held by the Company or mortgages underlying bond collateral or retained interest in securitization, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the mortgage loan, less any payments from an insurer or guarantor. Although the Company has established an allowance for loan losses, there can be no assurance that any allowance for loan losses which is established will be sufficient to offset losses on mortgage loan in the future.

        Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loan and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require high loan loss allowances. All of the Company's Bond Collateral Mortgage Loans at December 31, 2001 were originated as sub-prime mortgage loans.

        A down turn in the national economy and the resultant adverse impact on employment rates could adversely affect mortgage loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. The Company's allowances may be inadequate should economic conditions worsen significantly causing higher than expected defaults and property value decreases. Management believes the allowances for loan losses are adequate as of December 31, 2001.

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

Prepayments, Credit Losses and Increases in Short Term Interest Rates May Adversely Affect the Value of Retained Interest in Securitization

        In 1998, the Company completed a sale of residential mortgage loans through the securitization of such loans through "REMIC." The REMIC consisted of pooled, first-lien mortgages and was issued by American Residential Holdings, Inc ("Holdings") to the public through a registration statement of an underwriter. The interest-only strip referred to as the Class "X" Certificate was created in the process of the securitization and was transferred from Holdings to American Residential Eagle, Inc., a wholly owned REIT subsidiary of the Company. The value of this investment is impacted by the level of future prepayments, credit loss and net interest spread on the underlying mortgages. There were no impairment charges during the year ending December 31, 2001. However, during the year ending December 31, 2000, the Company incurred a $5.1 million impairment charge related to its retained interest in a REMIC securitization (the "Residual"). Accounting principles generally accepted in the United States of America require that any decline in residual asset value that is other than temporary be reflected through the Company's current period statement of operations. There are no other retained interests in securitizations owned by the Company.

Requirements to Maintain Over-collateralization Accounts May Reduce the Company's Cash Flow and Inhibit Plans for Expansion of the Mortgage Banking Business

        In connection with securing long term debt, virtually all of the Company's Bond Collateral Mortgage Loans have been pledged as collateral to secure long term debt. Certain overcollateralization accounts have been established representing the excess principal amount of these mortgages over the associate bond obligations. Various indenture agreements associated with theses securitizations call for the overcollateralization levels to be maintained on an ongoing basis depending on the amount of remaining bond obligations as well as the status of delinquency of the underlying bond collateral or the loan loss performance of bond collateral. Although its long-term financing agreements are non-recourse, net interest income from some segments of the Company's Bond Collateral Mortgage Loans has in the past, and could in the future, be "trapped" to pay down debt in order for the Company to achieve its over-collateralization requirements. While the Company believes that it has sufficient cash reserves and other liquidity to support its planned mortgage banking activities, there can be no assurances that the Company will not be required to reduce or cease its planned mortgage banking activities should it be required to divert cash flow to maintain overcollateralization requirements.

Because Mortgage Assets Are Pledged to Secure Long-Term Debt, the Company may not be Able to Sell Such Assets and Therefore the Company's Liquidity and Capital Resources may be Adversely Affected

        All of the Company's bond collateral mortgage assets at December 31, 2001 were pledged as bond collateral to secure Long-Term Debt. These assets are subject to the terms of the Long-Term Debt agreements and may not be separately sold or exchanged. While the Company may sell its interests in the bond collateral subject to the liens and other restrictions of the Long-Term Debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, the Company would expect to receive less than its book value should it sell its interests in the bond collateral.

Increases In Short Term Interest Rates May Increase the Cost of Borrowings by the Company Which May Reduce Income From Operations

        The majority of the Company's Bond Collateral Mortgage Loans have a repricing frequency of six months or less, while substantially all of the Company's borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on the Company's borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related mortgage loans. Consequently, increases in (short-term) interest rates may significantly influence the Company's net interest income. While increases in short-term interest rates will increase the yields on a portion of the Company's adjustable-rate Bond Collateral Mortgage Loans, rising short term rates will also increase the cost of borrowings by the Company. To the extent such costs rise more than the yields on such Bond Collateral Mortgage Loans the Company's net interest income will be reduced or a net interest loss may result. The Company may mitigate its 'gap' risk by purchasing interest rate hedges (referred to as 'caps'), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

Loans Serviced by Third Parties May Result in Increased Delinquency Rates and Credit Losses which May Adversely Affect the Company's Results of Operations and Financial Condition

        All of the Company's Bond Collateral Mortgage Loans are serviced by sub-servicers. The Company continually monitors the performance of the sub-servicers through performance reviews, comparable statistics for delinquencies and on-site visits. The Company has on occasion determined that sub-servicers have not followed standard collection and servicing practices related to the Company's Bond Collateral Mortgage Loans which the Company believes has lead to increased delinquencies and higher loan losses on selected segments. The Company continues to monitor these servicers, has put these entities on notice of such deficiencies, and has instituted other mitigating processes. The Company has arranged for servicing with entities that have particular expertise in non-conforming mortgage loans. Although the Company has established these relationships and procedures, there can be no assurance that these sub-servicers will service the Company's mortgage loans in such a way as to minimize delinquency rates and/or credit losses and not cause an adverse effect on the Company's results of operations.

Risks Associated with Changing the Company's Business Strategy

The Stockholders of the Company May not Approve the Termination of the Company's Status as a REIT which Would Limit the Company from Pursuing its Mortgage Origination Business and May Materially Adversely Affect the Company's Revenues

        At the Annual Meeting of Stockholders scheduled for on or about June 12, 2002, the stockholders of the Company will be asked to approve certain amendments to the Company's charter documents that will effectively terminate the Company's status as a REIT as of January 1, 2003. Should the stockholders not approve the termination of the Company's status as a REIT, the Company will not be able to transition entirely to a mortgage origination business. In addition, the Company will be unable to fully utilize AmNet and the operations already put in place to support the mortgage origination business, hence those assets may be wasted. The Company believes that this will result in a material adverse effect on the Company's results of operations, financial condition and growth.

The Company has a Limited Operating History in the Mortgage Origination Industry, which Makes it Difficult to Evaluate the Company's Current Business Performance and Future Prospects

        The Company was formed in 1997 and operated as a mortgage REIT (mortgage portfolio investment) until the fourth quarter of 2001, at which time the Company began originating and selling mortgages (mortgage banking). The Company must originate increasing amounts of mortgages in the future to grow its business. While the Company's executive officers have extensive mortgage origination and mortgage banking experience, and have hired experienced personnel in its mortgage banking subsidiary, there are a significant number of risks and uncertainties inherent in the mortgage origination industry, especially in light of the Company's limited relevant operating history and experience originating mortgages.

The Company Expects Operating Expenses to Increase Significantly which May Adversely Affect its Results of Operations

        The Company incurred a net loss of approximately $18.3 million in 2001. The Company expects its operating expenses to increase significantly, which may render it unable to generate sufficient revenues to be profitable in the future. In particular, the Company expects to incur additional costs and expenses related to the expansion of the sales force and regional underwriting centers as well as the expansion of its management team and internal infrastructure necessary to support the growth of the mortgage banking business.

        Unprofitable operations may have an adverse effect on the price of the Company's common stock and consequently your investment in the Company. Please see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of the Company's operating expenses.

The Company May not be Successful if it Loses the Services of its Existing Key Employees

        The Company expects that the services of the following key employees will be important to its future operations:

  •
  John M. Robbins, Chairman of the Board and Chief Executive Officer;

  •
  Jay M. Fuller, President and Chief Operating Officer;

  •
  Judith A. Berry, Executive Vice President and Chief Financial Officer;

  •
  Lisa S. Faulk, Executive Vice President, Operations;

  •
  Scott Day, Senior Vice President, Capital Markets;

  •
  Clayton W. Strittmatter, Senior Vice President, Finance; and

  •
  Randall Myres, Senior Vice President, Technology.

        Any of the Company's key personnel may terminate his or her employment relationship with the Company on short notice. The Company does not maintain any "key person" life insurance policies. If the Company is unable to maintain an effective executive team, it may not be able to achieve its short or long-term objectives or create or maintain stockholder value.

The Company May Not Be Able to Effectively Manage the Growth of its Business

        Recently, the Company has experienced rapid growth. In the beginning of 2001, the Company had approximately 20 employees. As of December 31, 2001, it had approximately 101 employees. Many of these employees have very limited experience with the Company and a limited understanding of its systems and controls. Many of the Company's financial, operational and managerial systems and controls were designed for a small business and have only recently been adopted or replaced to support larger scale operations. The Company will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment. At the same time, the Company will need to continue to upgrade and expand its financial, operational and managerial systems and controls. If the Company fails to manage its growth effectively, the Company's expenses could increase and the management's time and attention could be diverted. If the Company does not succeed in these efforts, it will be unable to effectively grow and manage the business, and its financial results could be negatively affected.

Mortgage Banking Business—Business Risks

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

        The Company's mortgage banking strategy requires that the Company increase its loan origination levels to a profitable level and continue to increase loan production volumes for sustained and increased profitability. The Company currenty has warehouse borrowing facilities in place totaling $260 million, which are scheduled to decrease to $235 million on May 26, 2002. In order to continue to increase loan origination volumes, the Company must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. AmNet expects to expand its current warehouse facilities with JP Morgan/Chase and UBS Warburg, however, there can be no assurances that AmNet will expand its current warehouse facility or obtain additional warehouse facilities.

        Among the factors that will affect AmNet's ability to expand its warehouse line borrowings are financial market conditions and the value and performance of AmNet prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Additionally, the Company's warehouse borrowing facilities contain various financial covenants including maximum leverage and cash reserve (liquidity) requirements. Failure to comply with these covenants would accelerate these debt agreements and if waivers or modifications could not be obtained, the Company could have an interruption in its ability to fund its originations, which could materially adversely impact the Company's results of operations and financial condition.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Achieve Or Sustain Profitable Operations.

        The Company made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support the loan origination business. At December 31, 2001, lease commitments for headquarter and regional offices totaled approximately 35,000 square feet.

There were 101 salaried employees. Additional leases and employees were added in the first quarter of 2002. In order to achieve profitability, AmNet's originations must be in the $250 million to $400 million range, such that the revenues associated with this loan production exceed fixed and variable overhead costs. Since AmNet's revenues are tied directly to the level of loan production, it is imperative that AmNet achieves a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. There can be no assurances that AmNet will increase its loan origination volumes sufficiently to cover its fixed overhead costs, and should it incur significant operating losses during its start-up phase, the capital base and cash reserves could be materially adversely impacted, precluding the Company from fully implementing its mortgage banking strategies.

Volatility in Interest Rates

        AmNet's primary source of revenues is expected to be gains from the sale of loans, net of gains or losses on hedging transactions. AmNet sets rates and pays broker premiums based on a pricing process designed to create a targeted profit margin on each loan. AmNet hedges its exposure to changes in interest rates between the time it makes a rate lock commitment and the time each loan is closed and/or sold to investors.

        However, unexpected gains or losses on sales of mortgage loans may result from changes in interest rates from the time the interest rate on a customer's mortgage loan application is established to the time AmNet sells the loan. At any given time, AmNet has committed to sell substantially all of its mortgage loans that are closed (closed loan inventory) and a percentage of the mortgage loans that are not yet closed but for which the interest rate has been established (pipeline loans). To manage the interest rate risk of AmNet's pipeline loans, AmNet continuously projects the percentage of the pipeline loans it expects to close. On the basis of such projections, AmNet employs a variety of techniques, currently consisting of a combination of mandatory forward sales commitments and put and call option contracts on treasuries to mitigate interest rate risk.

        If interest rates make an unanticipated change, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. AmNet may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of hedge positions, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise, AmNet may have to adjust is hedge positions or mandatory sales commitments at a significant cost, adversely affecting results of operations. This risk is greater during times of volatility of interest rates.

Changes in Interest Rates Could Adversely Impact Results of Operations

        The profitability of AmNet is likely to be adversely affected during any period of unexpected or rapid increases in interest rates. Such interest rate increases could have the effect of reducing the value of loans held for sale with such decline not fully offset by gains from hedging activities. Higher mortgage rates could also cause a decline in the overall market for new loans, adversely impacting AmNet's origination levels. Furthermore, while the Company currently enjoys a positive net interest spread on its loans held for sale, inverse or flattened interest yield curves (the relationship between long term rates and short term rates) could have an adverse impact on AmNet's warehouse interest spread income because AmNet generally has loans in inventory based on the 30-year fixed rate while the warehouse line of credit facility bears a short-term interest rate.

Non-saleable or repurchased loans may adversely impact results of operations and the company's financial position

        In connection with the sale of loans to correspondent investors, AmNet makes a variety of representations and warranties on the loans including those that are customary in the industry relating to, among other things, compliance with laws, regulations and investor program standards and as to the accuracy of information on the loan documents and loan file. In the event that an investor finds that a loan or group of loans violates AmNet's representations, the investor may require AmNet to repurchase the loan and bear any potential related loss on the disposition of the loan, or provide an indemnification for any losses sustained by the investor on the loan. Additionally, AmNet may originate a loan that does not meet investor underwriting criteria or has some other defect, requiring AmNet to sell the loan at a significant discount. AmNet has hired experienced personnel at all levels and has established significant controls to ensure that all loans are originated to AmNet's underwriting standards, and are maintained in compliance with all of the representations made by AmNet in connection with its loan sale agreements. However there can be no assurances that mistakes will not be made or that certain employees will not deliberately violate AmNet's lending policies, and accordingly AmNet is subject to repurchase risk and losses on unsaleable loans. Typically, with respect to any loan that might be repurchased or unsaleable, AmNet would correct the flaws if possible and re-sell the loan in the market. AmNet intends to create repurchase allowances to provide for this contingency on its financial statements, but there can be no assurances that loan losses associated with repurchased or unsaleable loans will not adversely impact results of operations or the financial condition of the Company.

Capital Shortages Could Impede the Company's Ability to Execute Its Mortgage Banking Strategy

        The Company's mortgage banking activities will require a significant level of cash reserves and capital to support start-up operating losses, loan inventories and hedge positions. Specifically, the Company expects its operations from mortgage banking to be cash flow negative for several months. Additionally, while AmNet utilizes warehouse credit facilities to fund its loan origination activity, AmNet must invest cash equity in its loan inventories approximating 1% to 4% of the cost basis for these loans. The Company also maintains interest rate hedges, requiring margin accounts set by the Chicago Board of Trade. While the Company believes its capital base, cash reserves and cash revenues from its spread lending business and mortgage banking revenues will be sufficient to enable the Company to execute its mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring the company to raise additional debt or equity capital or decrease or cease its origination activities.

Competition In The Mortgage Banking Industry and Demand for Mortgages May Hinder The Company's Ability to Achieve or Sustain Profitable Origination Levels.

        The Company's success in its mortgage banking strategy will depend, in large part, on AmNet's ability to originate "A" paper loans in sufficient quantity such that gains on the sale of these mortgages combined with broker fees and interest spread are in excess of both fixed and variable overhead costs. There can be no assurance that AmNet will be able to originate sufficient levels or mortgages to achieve and sustain profitability. In originating and selling A paper loans, AmNet will compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating A paper residential 1-4 unit mortgages, many of which have greater financial resources than AmNet. The Company will face competition from companies already established in these markets. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market exceeded $1.2 trillion in 2000 and $2 trillion 2001, due to both strong home sales and low interest rates. While it is expected that the loan origination market will continue to be in the trillion-plus level in 2002 and beyond, the overall market size could contract, increasing competitiveness in the mortgage markets, and putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. The Company believes that it has identified a market niche that will allow it to gain market share over the next several years, even if the overall demand for mortgages declines, however there can be no assurance that the Company will be able to successfully compete.

AmNet Is Subject To Losses Due To Fraudulent Acts On The Part Of Loan Applicants or Mortgage Brokers

        Mortgage brokers, who assist loan applicants in obtaining mortgage loans, refer all of the mortgage loans originated by AmNet. As such, the loan application, property appraisal, credit report and other supporting documentation are furnished by the mortgage broker and used by AmNet's underwriters to make approval or denial decisions. AmNet employees have virtually no contact with applicants, and rely on the mortgage broker to obtain and furnish all of the documentation supporting the mortgage loan application.

        Further, in rare cases, the mortgage broker may knowingly or unknowingly submit an application wherein multiple parties to the transaction (borrower, appraiser, seller, or title insurer) work in collusion to inflate the property value and/or falsify other documentation in order to obtain a mortgage loan. These types of fraudulent mortgage loans will have a high risk of default, and will likely not be fully recoverable through disposition of the underlying property securing the mortgage loan.

        Should material fraud be detected on a mortgage loan prior to sale to an investor, the mortgage loans may have to be sold at a significant discount or may not be saleable. Should material fraud be detected after a mortgage loan is sold to a correspondent investor, AmNet may be required to repurchase the loan or indemnify the investor. While the investor and/or AmNet can initiate foreclosure proceedings on any loans deemed to be fraudulently obtained, AmNet could incur significant losses on these fraudulent mortgage loans if principal or interest is not fully recovered through the foreclosure and disposition of the underlying property securing the mortgage loan.

        AmNet has established risk management and quality control committees to set policy and manage exposure to credit losses due to fraud, compliance errors or non-compliance with AmNet's underwriting standards. Regular quality control audits are done on representative samples of mortgage loans and all mortgage loans submitted by brokers who come under suspicion in the normal course. Additionally, AmNet has numerous controls and processes to ensure that all of the mortgage loan applications submitted through mortgage brokers are not based on fraudulent or intentionally misrepresented documentation. However there can be no assurances that the broker and/or borrowers do not submit fraudulent or inaccurate documentation that is not detected by AmNet personnel, or by electronic fraud checks utilized by AmNet. Should AmNet originate significant numbers of fraudulent loans, the Company's results of operations and financial condition could be materially adversely affected.

Non-Compliance With State or Federal Rules And Regulations May Adversely Impact AmNet's Ability to Originate and Sell Loans

        In connection with the origination and sale of residential 1-4 unit mortgages, AmNet and the Company are subject to various state licensing requirements, and various state and federal rules and regulations of the department of Housing and Urban Development, the Federal Housing Administration and the Veterans Administration. Failure to comply with state and federal laws and requirements could impact the AmNet's ability to originate and/or sell loans, and thus could have an adverse impact on the Company's results of operation and financial condition. While AmNet has controls and processes to ensure compliance with laws and regulations, there can be no assurances that it fully complies with all regulatory requirements.

AmNet is Subject to Counterparty Risks on Loan Sales Commitments and Hedging Transactions

        In connection with its mortgage loan sales, which involve the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, AmNet also enters into treasury option purchases and sales in connection with its hedging activities. AmNet has credit risk exposure to the extent purchasers/sellers are unable to meet the terms of their forward purchase/sale contracts. As is customary in the marketplace, none of the forward payment obligations of any of AmNet's counterparties is currently secured or subject to margin requirements. AmNet attempts to limit its credit exposure on forward sales arrangements on mortgage loans and mortgage-backed securities by entering into forward contracts only with institutions that AmNet believes are acceptable credit risks, and which have substantial capital and an established track record in correspondent lending. In its treasuries futures transactions, AmNet enters into transactions with the Chicago Board of Trade through an approved dealer to minimize potential trade risk however there can be no assurances that counterparties will perform.

Mortgage Banking Revenues Can Fluctuate From Period to Period Based on a Number of Factors

        AmNet's operating results could fluctuate from period to period as a result of a number of factors, including the volume of loan production, interest rates and the level of unrealized gains/losses in unsold loans, pipeline loans or hedge positions. Accordingly, the consolidated net income of the Company may fluctuate from period to period.

Dependency on Correspondent Investors, Secondary Markets

        AmNet's ability to generate gains on the sale of mortgages is largely dependent upon the continuation of correspondent lending programs offered by large correspondent lenders, as well as AmNet's continued eligibility to participate in such programs. Although AmNet is in good standing with a number of large correspondent lenders and is not aware of any proposed discontinuation of, or significant reduction in, the operation of such programs, any such changes could have a material adverse effect on AmNet's operations. AmNet anticipates that it will continue to remain eligible to participate in such programs, but any significant impairment of such eligibility would materially adversely affect its operations.

Origination Activity Is Concentrated In California, Making the Company's Results Subject to Adverse Economic Conditions In California.

        A large proportion of loans expected to be originated by AmNet will be concentrated in California. Although AmNet is expanding its operations to the East Coast of the United States in 2002, a significant portion of its loan origination volume is likely to be based in California for the foreseeable future. Consequently, AmNet's results of operations and financial conditions are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent lenders for loans in California, potentially adversely affecting the Company's results of operations and financial condition.

A Recent Federal Circuit Decision Regarding the Legality of Yield Spread Premiums Could Increase Litigation Against Us and Other Mortgage Lenders

        A recent federal circuit court decision regarding the legality of yield spread premiums could increase litigation against other mortgage lenders and us. In June 2001, the Eleventh Circuit Court of Appeals issued a decision in Culpepper v. Irwin Mortgage Corp. in which the court revisited the legality of certain payments that lenders commonly make to mortgage brokers, often referred to as yield spread premiums, under the federal Real Estate Settlement Procedures Act. A "yield spread premium" is an amount paid by a mortgage lender to a mortgage broker for the origination of a loan, typically measured by the difference, or spread, between the amount the lender is willing to pay with respect to a given loan based on the loan's specific characteristics, such as interest rate, loan to value ratio, and credit grade, and the amount of the lender's baseline or par priced that the lender offers to pay for loans with certain baseline or par characteristics. For example, if a broker produces a $100,000 loan meeting the requirements that lenders specifies in order to pay 101% (1% above the lender's par price) then the lender will pay that broker a yield spread premium of $1,000 ($100,000 × 1%). In 1999, the Department of Housing and Urban Development issued a policy statement taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal, and it reiterated this basic position in a statement issued in October 2001. The Culpepper decision is inconsistent with the position taken by the Department of Housing and Urban Development; however, the Department of Housing and Urban Development statements do not have the binding effect of a statue or regulation. Other mortgage lenders and we now face inconsistent judicial decision about such payments. If the Culpepper decision is not overturned or otherwise superseded by law or regulation, there could be a substantial increase in litigation regarding lender payments to brokers and potential costs defending these types of claims and in paying any judgments that might result. The Real Estate Settlement Procedures Act imposes severe penalties, including damages equal to three times the amount of the illegal payments in the event such payments were determined to have violated the law, in addition to exposing the violating party to substantial amounts of attorney's fees.

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

        "Broker"—means a person or organization properly licensed by state and local authorities to provide mortgage loans to the general public. This person or organization acts as the connection between the loan provider and the borrower.

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

        "Loan Pipeline"—means the combination of AmNet mortgage loans applied for and rate locked, and mortgage loans closed but not sold.

        "Mortgage assets" means Mortgage Securities, Mortgage Loans Held-for-Investment and Bond Collateral

        "Mortgage loans" means Mortgage Loans secured by residential or mixed use properties.

        "Mortgage securities" means Agency Mortgage-Backed Securities and Privately Issued Mortgage-Backed Securities.

        "Rate lock"—a process whereby a mortgage loan application having been submitted, a request is made by the borrower to freeze an offered interest rate for an agreed upon period of time.

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

        "Warehouse line"—means a secured facility which is used to fund the purchase mortgage loans. Borrowing under the facility is typically paid back and re-borrowed on a continuous basis over the loan term.

ITEM 2. PROPERTIES

        The Company's executive offices are located at 445 Marine View Avenue, Suite 230, Del Mar, California 92014 as of December 31, 2001. The Company previously occupied approximately 6,896 square feet of space at this location. The lease for this location expires on April 1, 2002. The cost for this space for the year ended December 31, 2001, was approximately $171,000. The Company has leased space for a new home office location at 10421 Wateridge Circle, Suite 250, San Diego, California 92121. The lease for this location began December 1, 2001. The Company occupies 23,985 square feet. All personnel had moved into the new home office location by March 2002. Management believes that these home office facilities are adequate for the Company's foreseeable needs.

        As part of AmNet's deployment of mortgage origination capabilities, regional office space has been leased. Also see Note 15 to the Consolidated Financial Statements; Lease Commitments.

ITEM 3. LEGAL PROCEEDINGS

        At December 31, 2001, there were no material pending legal proceedings to which the Company was a party or of which any of its property was subject except as noted below.

        On January 3, 2001, the Company filed a lawsuit in the California Superior Court in San Diego seeking to recover damages arising from its purchase of a pool of residential mortgage loans from Lehman Capital, a Division of Lehman Brothers Holdings, Inc., in late 1997 and early 1998. In addition to Lehman Capital, the lawsuit names Long Beach Mortgage Company, Inc. (LBMC) as a defendant.

        The original complaint sought damages for losses arising out of the Company's agreement to purchase loans from Lehman Capital, which had acquired the loans from LBMC. Lehman Capital assigned the loans and its agreement with LBMC to the Company. In January 2002 the complaint was amended and the Company entered into a binding arbitration agreement with LBMC. The agreement provides that the Company and LBMC will arbitrate the claims held by American Residential Investment Trust, Inc., American Residential Eagle, Inc. and American Residential Eagle Bond Trust 1998-1 against LBMC. It is alleged that LBMC breached its representations and warranties on 218 specific loans sold to the plaintiffs between December 1997 and March 1998. An arbitrator has been selected, and the arbitration is scheduled to start in late April and take up to three weeks. If the arbitrator determines that any loans purchased violated LBMC's representations and warranties, LBMC will repurchase the loans pursuant to the terms of the agreements between the parties, or if the loans have already been disposed of through the foreclosure process, LBMC will reimburse the Company for all interest and principal losses incurred. In connection with the settlement agreement, LBMC has assumed the obligations of Lehman Capital to repurchase loans from American Residential Investment Trust, Inc. due to LBMC's violation of its representations and warranties. In turn, Lehman Capital has been released from its obligations to repurchase loans based upon a breach of LBMC's representations and warranties.

        While Lehman Capital has been released by the Company from claims associated with loan repurchase obligations, litigation is continuing against Lehman Capital relative to various causes of action. The complaint was further modified in February 2002. The Company is seeking recovery from Lehman Capital for negligent and fraudulent misrepresentations made in connection with the sale of the loans. Discovery in the matter is nearing completion, and the lawsuit is scheduled to go to a jury trial on April 8, 2002 in Superior Court of California, San Diego County.

        The Company believes that its present allowance for loan losses is adequate to cover future losses arising from the matters alleged in the complaint. Approximately $517 thousand in legal expenses were incurred during 2001, and are reflected as an expense in the Company's consolidated statement of operations. Future litigation expenses expected to be incurred in prosecuting the lawsuit have not been provided for and will reduce earnings in future periods as the suit progresses. The timing and amount of such expenses are uncertain.

        The outcome of litigation or arbitration proceedings is uncertain and the facts involved in the allegations of the Company's arbitration and lawsuit are complex. While the Company expects to recover losses on many of the 218 loans which are the subject of binding arbitration and intends to vigorously pursue its lawsuit for damages against Lehman Capital, no assurance can be given that the Company will recover all or any portion of the amounts claimed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock began trading on October 29, 1997, and is traded on the New York Stock Exchange under the trading symbol INV. As of December 31, 2001, the Company had 7,959,900 shares of common stock issued and outstanding which was held by 43 holders of record.

        The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the New York Stock Exchange.

	Stock Prices
2001
	High	Low
Fourth quarter ended December 31, 2001	2.45	1.60
Third quarter ended September 30, 2001	2.84	2.01
Second quarter ended June 30, 2001	3.30	2.02
First quarter ended March 31, 2001	4.75	2.18
2000
Fourth quarter ended December 31, 2000	$3.75	$1.62
Third quarter ended September 30, 2000	$4.50	$2.43
Second quarter ended June 30, 2000	$6.25	$3.93
First quarter ended March 31, 2000	$7.00	$5.25

        For as long as the Company maintains its status as a REIT, the Company intends to pay quarterly dividends and to make such distributions to its stockholders in amounts such that all or substantially all of its taxable income (subject to certain adjustments) is distributed to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend upon the operations of the Company, financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.

        The following table sets forth, for the periods indicated, the dividends paid in 2001 and 2000:

Cash Dividend
Date Declared	Date Payable	Amount Per Share	Dividend Total
12/14/2000	1/31/2001	$0.20	$1,611,100
10/19/2000	11/7/2000	0.20	1,611,100
7/20/2000	8/7/2000	0.20	1,611,100
4/20/2000	5/10/2000	0.20	1,611,100
12/16/1999	1/31/2000	0.30	2,416,650

ITEM 6. SELECTED FINANCIAL DATA

        The following selected Statement of Operations and Balance Sheet data as of December 31, 2001, 2000, 1999, 1998, and 1997, and for the years ended December 31, 2001, 2000, 1999 and 1998, and for the period from February 11, 1997 (commencement of operations) through December 31, 1997, has been derived from the Company's consolidated financial statements audited by KPMG LLP, independent auditors, whose report with respect to each of the years in the three-year period ended December 31, 2001 appears on page F-2. Such selected financial data should be read in conjunction with those consolidated financial statements and the accompanying notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" also included herein.

	For the year ended December 31, 2001	For the year ended December 31, 2000	For the year ended December 31, 1999	For the year ended December 31, 1998	(commencement of operations) through December 31, 1997
	(dollars in thousands, except share data)
STATEMENT OF OPERATIONS DATA:
Total interest income	$56,117	$86,537	$79,119	$68,407	$14,096
Total interest expense	34,755	69,328	49,644	45,190	9,517
Premium amortization	16,420	10,773	16,625	13,311	1,797
Premium write-down	—	—	12,294	—	—
Provision for loan losses	6,301	4,884	3,650	3,470	—
Impairment loss on retained interest in securitization	—	5,093	—	—	—
Purchase of Management Contract	10,000	—	—	—	—
Operating expenses	9,030	7,212	5,205	4,082	379
Gain (loss) before cumulative effect of a change in accounting principle	(17,149)	(6,198)	(3,850)	(1,214)	2,403
Adoption of SFAS 133 Accounting change:
Reduce Cap Agreement cost to market	(1,106)	—	—	—	—
Net (Income) loss	(18,255)	(6,198)	(3,850)	(1,214)	2,403
Net income (loss) per share of common stock—basic	(2.29)	(0.78)	(0.48)	(0.15)	0.83
Net income (loss) per share of common stock—diluted	(2.29)	(0.78)	(0.48)	(0.15)	0.82
Weighted average number of shares—basic	7,962,423	8,020,900	8,055,500	8,090,772	2,879,487
Weighted average number of shares—diluted	7,962,423	8,020,900	8,055,500	8,090,772	2,929,009
Dividends declared per share	—	0.80	1.02	0.83	0.84
Noninterest expense as percent of average assets	3.60%	1.57%	0.90%	2.21%	0.13%
	As of December 31, 2001	As of December 31, 2000	As of December 31, 1999	As of December 31, 1998	As of December 31, 1997
	(dollars in thousands, except share data)
BALANCE SHEET DATA:
Mortgage securities available-for-sale, net	$—	$—	$—	$6,617	$387,099
Mortgage loans held-for-investment, net, pledged	—	—	126,216	179,009	162,762
Mortgage loans held for sale, net, pledged	38,095	—	—	—	—
Bond collateral, mortgage loans	452,152	847,265	1,153,731	417,808	—
Total assets	519,724	882,573	1,313,342	656,772	561,834
Short-term debt	35,265	5,083	119,003	166,214	451,288
Long-term debt, net	422,349	797,182	1,103,258	385,290	—
Stockholders' equity	58,627	76,627	86,854	101,971	106,569
Number of shares outstanding	7,959,900	8,020,900	8,055,500	8,055,500	8,114,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        The Company's revenue consists primarily of interest income generated from Bond Collateral Mortgage Loans and its cash and investment balances (collectively, "earning assets"), prepayment penalty income, income generated by equity in income of American Residential Holdings, Inc. and management fees.

        The Company has funded its acquisitions of earning assets with both its equity capital and with borrowings. For that portion of the Company's earning assets funded with equity capital ("equity-funded lending"), net interest income is derived from the average yield on earning assets. Due to the adjustable-rate nature of the majority of its earning assets, the Company expects that income from this source will tend to increase as interest rates rise and will tend to decrease as interest rates fall.

        For that portion of the Company's earning assets funded with borrowings ("spread lending"), the resulting net interest income is a function of the volume of spread lending and the difference between the Company's average yield on earning assets and the cost of borrowed funds. Yields on adjustable rate loans generally adjust every six months based on a contractual margin over the 6 month LIBOR Index, however contractual minimum rates ("floors") on these loans preclude any reduction below the initial start rate. The majority of borrowings adjust monthly to a spread of approximately 0.30% over the one month LIBOR rate. Net interest spread from spread lending will generally decrease following an increase in short term interest rates due to increases in borrowing costs but a lag in adjustments to the earning asset yields. Net interest spread income from spread lending will generally increase following a fall in short term interest rates due to decreases in borrowing costs and a lag in downward adjustments to, and floors limiting, the earning asset yields.

        Historically, the Company's primary expenses, beside its borrowing costs, are amortization of loan purchase premiums, provision for loan losses, losses on sale of real estate owned ("REO"), and management and administrative expenses. Provision for loan losses represent the Company's best estimate of expenses related to loan defaults. Losses on the sale of REO represent a shortfall between sale proceeds and the net carrying amount of the property. The carrying value does included a reduction (credit provision) to reflect an estimate of net proceeds at time of sale. Premiums are amortized using the interest method over their estimated lives. Administrative costs are generally based on the size of the earning asset portfolio.

        The operating results in 2001 were dominated by the following:

  •
  A strategic decision to avoid mortgage asset acquisitions, resulting in a continual decline in the size of the mortgage loan portfolio and the absolute level of interest spread, offset by a widening of the spread earned on the portfolio due to significant declines in the Company's borrowing rates;

  •
  Proportionately higher charges for premium amortization and credit allowances on the mortgage asset portfolio associated with continued high prepayments and normal seasoning of the portfolio, respectively.

  •
  Termination of the Management Agreement and amendment of the Purchase Agreement resulted in an expense of $11.1 million, including $1.1 million of associated transaction expenses; and

  •
  Higher general and administrative expenses in the 4th quarter of 2001 due to termination of the Management Agreement and personnel additions associated with the launch of the Company's mortgage banking subsidiary, AmNet.

        One of the Company's primary objectives is to diversify the income stream. The Company intends to phase out its spread lending activity and utilize all available capital for mortgage banking activities. As a result, the Company began loan origination activity in November of 2001 through its taxable REIT subsidiary, AmNet. There can be no assurance, however, that the Company's strategy will be successful or that the Company will restore its profitability or be able to sustain profits in the future.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

        Our significant accounting policies and practices are described in Note 1 to the consolidated financial statements. We believe that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most subjective judgments, to form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies include the following:

Allowance for loan losses

        The Company's policy with respect to the allowance for loan losses is more fully described in Note 1 to the consolidated financial statements. The Company maintains an allowance for loan losses at an amount which it believes is sufficient to provide adequate protection against losses in the Bond Collateral Mortgage Loans portfolio. Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. As management utilizes information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

        During the time the Company holds Bond Collateral Mortgage Loans, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). All of our Bond Collateral Mortgage Loans were made to borrowers who do not qualify for loans from conventional mortgage lenders, which may lead to higher delinquency rates and/or credit losses for and thus require high loan loss allowances. Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on Bond Collateral Mortgage Loans in the future.

Amortization of premiums on bond collateral, mortgage loans

        The portfolio of Bond Collateral Mortgage Loans, was acquired on a servicing released basis, meaning we acquired both the mortgage loans and the rights to service them. This strategy required us to pay a higher purchase price or premium for the mortgages. Premiums are amortized to income using the interest method, generally over their estimated lives considering anticipated prepayments. If these mortgage loans prepay faster than originally projected, GAAP requires the Company to write down the remaining capitalized premium amounts at a faster speed than was originally projected, which would decrease our current net interest income.

        Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on Bond Collateral Mortgage Loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. Prepayments on fixed rate mortgages will also decrease our net interest income when interest rates are declining. The Company has sought to minimize the effects on operations caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans and by purchasing mortgage loans with prepayment penalties. Those penalties typically expire two to five years from origination. As of December 31, 2001, approximately 48% of Bond Collateral Mortgage Loans had active prepayment penalty features. Most of the intermediate adjustable rate mortgages in the CMO/FASIT, 1999-1, 1999-A and 1999-2 segments of the portfolio have reached their first contractual interest rate adjustment (increase) and many prepayment penalties on these loans have expired, resulting in a higher probability of refinancing and principal prepayments. The Company anticipates that prepayment rates on the 2002 segment of loans will increase as these predominately adjustable rate loans reach their initial adjustments. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase. The Company's financial condition and results of operations could be adversely affected if prepayment levels increase significantly.

Derivative and hedging activities

        Prior to 2001, the Company used interest rate cap agreements (Cap Agreements) for interest rate risk protection on bond collateral. The Cap Agreements were purchased primarily to reduce the Company's gap risk (the timing difference or mis-match between the repricing of interest rate sensitive assets and interest rate sensitive liabilities).

        On January 1, 2001, the Company adopted SFAS 133. Prior to adoption of SFAS 133, we had designated the Cap Agreements as hedges to assure that we maintained a positive gap between the cost of borrowing and the yield on our Bond Collateral Mortgage Loans Bond Collateral Mortgage Loanportfolio and, accordingly, the cost of the Cap Agreements was amortized over the life of the Cap Agreements using the straight-line method. Upon adoption of SFAS 133, we determined that our Cap Agreements did not meet the hedging requirements of SFAS 133 and, accordingly, we recorded transition amounts associated with establishing the fair values of the Cap Agreements on the balance sheet as a cumulative effect of change in accounting principle, which increased our net loss by $1.1 million.

        The mortgage banking business of American Mortgage Network, Inc. (AmNet), which began in the fourth quarter of 2001, is subject to the risk of rising mortgage interest rates between the time it commits to extend credit at fixed rates and the time it sells the mortgage loans. To mitigate this risk, AmNet uses puts and calls on financial instruments (Treasury notes, Treasury bonds, and Eurodollars) of varying terms, forward commitments to sell mortgage loans and commitments to extend credit at fixed rates. The nature and quantity of these hedging transactions are determined based on various factors, including market conditions and the expected volume of mortgage loan originations. AmNet's derivative financial activities did not meet the hedging criteria under SFAS 133 and, accordingly, are accounted for in the accompanying financial statements as trading activities. To the extent that our estimates regarding various factors, including the expected volume of mortgage loan originations, differ from actual results, the Company's financial condition and results of operations could be adversely affected.

Results of Operations—2001 Compared to 2000

        For the years ended December 31, 2001 and 2000, the Company generated a net loss of approximately $18.3 million and $6.2 million, respectively. Net loss per share of common stock was $2.29 and $0.77 for the years ended December 31, 2001 and 2000, respectively. The net loss in 2001 was due to several events which had large impacts. These events include purchase of the management contract for $10 million, adoption of SFAS 133 which resulted in a write-down of Cap Agreements for approximately $1.1 million, transaction fees related to the Management Contract Buyout of approximately $1.1 million and start-up operating losses of the AmNet mortgage loan origination business of approximately $2.1 million. The Company's decision to avoid portfolio acquisitions throughout 2000 and 2001 resulted in a continued decline in the size of Bond Collateral Mortgage Loan portfolio. This decline also resulted in a decrease in interest income and operating cash flow. The net loss in 2000 was in a large part due to an impairment loss on retained interest in a securitization and spread compression. Spread compression in 2000 was a result of a 100 basis point increase in borrowing rates from 6.00% in December of 1999 to 7.00% in December of 2000, which was not offset by a corresponding increase in asset yields. The impairment loss was determined by comparing discounted future cash flows of the retained interest and comparing that amount to that recorded on the balance sheet. The discounted future cash flows had been negatively impacted by higher than forecasted prepayment activity.

        Premium amortization expense represents the amortization of purchase premiums paid for Bond Collateral Mortgage Loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $16.4 million for the year ended December 31, 2001 and $10.8 million for the year ended December 31, 2000. The following table represents constant repayment rates ("CPR's"):

	CPR Rates
	Life Time	Six Months	Three Months
	December 31, 2001
Bond collateral:
CMO/FASIT 1998-1	43.8%	33.8%	29.1%
CMO 1999-1	35.1%	38.9%	38.7%
CMO 1999-2	31.6%	56.3%	46.7%
CMO/REMIC 1999-A	36.0%	53.7%	43.5%
CMO 2000-2	27.5%	30.8%	30.1%
	December 31, 2000
Bond collateral:
CMO/FASIT 1998-1	45.6%	48.2%	43.6%
CMO 1999-1	33.3%	41.1%	41.4%
CMO 1999-2	19.8%	20.7%	22.0%
CMO/REMIC 1999-A	17.0%	22.0%	18.9%
CMO 2000-2	15.0%	n/a	18.3%

        At December 31, 2001, unamortized premiums as a percentage of the remaining principal amount of Bond Collateral Mortgage Loans were 3.71%, as compared to 4.00% at December 31, 2000. The chart below provides a breakdown of prepayments coverage and the weighted average months remaining until the next interest rate adjustment for each segment of the Bond Collateral Mortgage Loan portfolio:

	As of December 31, 2001
	Principal Balance	Percentage of Loans with Prepayment Penalties	Weighted Average Months Remaining on Prepayment Coverage*	Weighted Average Months Until Next Interest Rate Adjustment
	(dollars in thousands)
Bond Collateral, Mortgage Loans:
CMO/FASIT 1998-1	$50,719	10%	12	0
COM 1999-1	71,732	36%	9	3
CMO 1999-2	173,118	55%	14	1
CMO/REMIC 1999-A	112,770	54%	8	1
CMO 2000-2	32,340	78%	11	4

	$440,679	48%	11	1

*
Prepayment coverage is the number of months remaining before the prepayment clause in the mortgage loan contracts expire and borrowers may prepay the loan without prepayment penalty charges.

        Most of the intermediate adjustable rate mortgages in the CMO/FASIT, 1999-1, 1999-A and 1999-2 segments of the Bond Collateral Mortgage Loans portfolio have reached their first contractual interest rate adjustment (increase) and prepayment penalties clauses on the underlying pool of loans have expired or declined, resulting in a higher probability of refinancing and principal prepayments. The Company anticipates that prepayment rates on the 2000-2 segment of the Bond Collateral Mortgage Loans will increase as these predominately adjustable rate loans reach their next adjustments or when prepayment penalty clauses expire. There can be no assurance that the Company will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase. The Company's financial condition and results of operations could be materially adversely affected if prepayment levels increase significantly.

        During 2001, other operating income decreased approximately $1.3 million over the year ended December 31, 2000 primarily due to a decrease of approximately $860 thousand in prepayment penalty income. Equity in income from American Residential Holdings, Inc. ("Holdings") (a taxable affiliate) added to the decrease in other operating income by approximately $290 thousand as Holdings share of CMO income decreases, also due to prepayments.

        For the year ended December 31, 2001, other expenses increased approximately $6.7 million over the year ended December 31, 2000. During 2001 the Company incurred the cost to buy out the management contract of $10 million, increased transaction fees to complete the buy out of approximately $1.1 million and operating losses to start loan origination activity of approximately $2.1 million. The $10 million payment to buy out the management contract was treated as a non-recurring expense as it has no future economic benefit. Increased other expenses were partially offset by no impairment losses in 2001 compared to approximately 5.1 million in 2000, reduced losses on sale of real estate owned by approximately $974 thousand and a reduction of management fees by approximately $1.5 million.

        The Company held mortgage assets of approximately $461 million as of December 31, 2001, comprised mainly of mortgage loans held as Bond Collateral. Subsidiaries of the Company, American Residential Eagle and American Residential Eagle 2, hold these assets, of which approximately $343 million and $118 million, respectively, is pledged as collateral for long-term debt (bonds). This compares to $855 million as of December 31, 2000. This reduction is a result of prepayments due to favorable refinance rates and the Company not replacing these assets. As previously discussed, the Company is deploying assets to fund AmNet activities.

Results of Operations—2000 compared to 1999

        For the years ended December 31, 2000 and December 31, 1999 the Company generated a net loss of approximately $6.2 and $3.9 million, respectively. Net loss per share of common stock was $0.78 and $0.48 for the years ended December 31, 2000 and 1999, respectively. The net loss in 2000 was in a large part due to an impairment loss on retained interest in a securitization and spread compression. Spread compression in 2000, was a result of a 100 basis point increase in borrowing rates from 6.00% in December of 1999 to 7.00% in December of 2000, which was not offset by a corresponding increase in asset yields. The Company's decision to not purchase new assets during the year has resulted in a decline in the portfolio balance. A decline in the size of the portfolio has reduced the relative level of interest income (although interest income increased in 2000, there would have been a larger increase if asset yields had increased) and operating cash flow available to fund new portfolio asset acquisitions. The net loss in 1999 was directly attributable to the write-down of premium on Bond Collateral (Mortgage Loans) in the amount of approximately $12.3 million. This other than temporary impairment was caused by a significant increase in prepayments during the year. See table below for prepayment rates. These loans were purchased in 1997 and early 1998 when non-conforming loans were selling significantly above par.

        The growth in Mortgage Asset interest income of $9.0 million, and the decrease in net interest spread of $12.3 million between the years ended December 31, 2000, and 1999, were primarily due to a higher average portfolio. Net interest spread decreased as a result of higher average borrowing interest expense associated with increased borrowing costs not matched by increased mortgage asset yields.

        Net interest income increased $5.9 million from the prior period ended December 31, 1999. This was primarily due to a premium write-down expense of $12.3 million taken during the period ending December 31, 1999.

        Premium amortization expense represents the amortization of purchase premiums paid for Bond Collateral Mortgage Loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $10.8 million for the year ended December 31, 2000 and $16.6 million for the year ended December 31, 1999. Lower premium amortization expense is due to a decrease in amortization expense on the FASIT portfolio offset by increased amortization on the 1999-1 and 1999-A portfolios. Additionally, increased levels of prepayments in the fourth quarter of 1999 on the CMO/FASIT segment of Bond Collateral Mortgage Loans lead to a premium write-down of $12.3 million in the fourth quarter of 1999. The following chart represents constant repayment rates ("CPRs"):

	CPR Rates
	Life Time	Six Months	Three Months
	December 31, 2000
Bond collateral:
CMO/FASIT 1998-1	45.6%	48.2%	43.6%
COM 1999-1	33.3%	41.1%	41.4%
CMO 1999-2	19.8%	20.7%	22.0%
CMO/REMIC 1999-A	17.0%	22.0%	18.9%
CMO 2000-2	15.0%	n/a	18.3%

	CPR Rates
	Life Time	Six Months	Three Months
	December 31, 1999
Bond collateral:
CMO/FASIT 1998-1	35.6%	50.6%	56.2%
COM 1999-1	19.4%	19.1%	20.5%
CMO 1999-2	12.6%	—	12.1%
CMO/REMIC 1999-A	12.8%	—	12.7%

        At December 31, 2000, unamortized premiums as a percentage of the remaining principal amount of Bond Collateral Mortgage Loans were 4.00%, as compared to 3.71% at December 31, 1999.

        Nonaccrual loans increased from $37.5 million at December 31, 1999 to $48.1 million at December 31, 2000 or $10.6 million. The Company's allowances for loan losses increased to $5.0 million from $2.6 million for the year ended December 31, 2000 and 1999, respectively. Management believes the allowances for loan losses is adequate based on the Company's analysis of the collateral for the loans.

        During 2000, other operating income increased approximately $106 thousand over the year ended December 31, 1999 primarily due to an increase of approximately $426 thousand in equity in income from American Residential Holdings, Inc. (a taxable affiliate) partially offset by a decrease in prepayment penalty income of approximately $141 thousand.

        For the year ended December 31, 2000, other expenses increased approximately $7.1 million over the year ended December 31, 1999. During 2000 the loss on the sale of real estate owned increased by $880 thousand and management fees increased approximately $295 thousand as a result of the Company's Mortgage Loans having a higher average balance in 2000 than 1999. Throughout 2000 Mortgage Loan balances declined, but the average Mortgage Loan balance in 2000 was higher than in 1999. General and administrative expenses increased approximately $400 thousand from the year ended December 31, 1999 to the year ended December 31, 2000. The increase in general and administrative expenses is primarily the result of adding employees, administration of REO and pursuing loan repurchases by loan sellers, an increase in computer software amortization and excise taxes. Professional fees increased by $255 thousand from the year ended December 31, 1999 to the year ended December 31, 2000 primarily as a result of fees for legal work to expand state licensing.

        The Company held Mortgage Assets of approximately $855 million as of December 31, 2000, comprised mainly of Mortgage Loans held as Bond Collateral. This compares to $1.3 billion as of December 31, 1999 comprised of Mortgage Loans held for investment, net pledged, of approximately $126.2 million and Bond Collateral of approximately $1.2 billion.

Liquidity and Capital Resources

General

        During the year ended December 31, 2001, net cash used in operating activities was approximately $26.9 million. The difference between net cash provided by operating activities and the net loss of approximately $18.3 million was primarily the result of premium amortization; provision for loan losses; losses on loan sales, a decrease in over-collateralization accounts, proceeds from sale of mortgage loans held for sale; offset by mortgage loan originations. During the year ended December 31, 2000, net cash provided by operating activities was approximately $23.7 million. The difference between net cash provided by operating activities and the net loss of approximately $6.2 million for the year ended December 31, 2000 was primarily the result of premium amortization; a decrease in accrued interest receivable, and an impairment loss on retained interest in and provision for loan losses.

        Net cash provided by investing activities for the year ended December 31, 2001, was approximately $370.6 million. Net cash was positively impacted by: principal payments on Bond Collateral Mortgage Loans of approximately $354.8 and proceeds from the sale of real estate owned of approximately $15.8 million. Net cash provided by investing activities for the year ended December 31, 2000, was approximately $410.7 million. Net cash was positively impacted by: principal payments on bond Collateral Mortgage Loans of approximately $334.6 million; the sale of mortgage loans held-for-investment of approximately $66.5 million; and proceeds from the sale of real estate owned of approximately $8.7 million.

        For the year ended December 31, 2001, net cash used in financing activities was approximately $347.5 million. Major components of net cash used include: payments on long-term debt of approximately $375.9 million; payment of dividends of approximately $1.6 million and repurchase of outstanding shares of approximately $193 thousand. These cash uses were partially offset by the increase in net borrowings from short-term debt of approximately $30.2 million. For the year ended December 31, 2000, net cash used in financing activities was approximately $428.2 million. Major components of net cash used include: payments on long-term debt of approximately $363.0 million; decrease in short-term debt of approximately $113.9 million and payment of dividends of approximately $7.3 million. These cash uses were partially offset by the issuance of CMO bonds of approximately $56.2 million.

        The financial condition of the Company can be affected by turmoil in world markets as well as domestic liquidity problems. As stated earlier, the Company intends to seek new financing sources as the need arises. There can be no assurance that the Company will be able to secure new short or long-term financing or that financing will be available on favorable terms.

        On a go-forward basis, the liquidity of the company will be significantly impacted by the mortgage banking activity that began in late 2001. Specifically, the Company expects to originate $150 million to $500 million per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. The Company will additionally engage in hedging transactions that require cash investment and may be subject to potential capital calls to maintain or adjust hedged positions. Furthermore, there will be significantly greater general and administrative costs associated with the operations of AmNet and the Company expects AmNet to generate operating losses until the third quarter of 2002. The Company intends to use its cash reserves, borrowings under the warehouse facilities and the Subordinated Debt Facility and cash flow generated by the mortgage asset portfolio as well as cash flow generated from the origination and sale of mortgage loans to fund the operations of AmNet. The Company is dependent on significant levels of warehouse financing to execute its mortgage banking strategy, and has limited cash reserves. See Business Risk Factors in Item 1.

Short-Term Debt

        As of December 31, 2001, short-term debt consists of a revolving credit line (warehouse facility) used to fund the Company's lending activities. As of December 31, 2001, mortgage loans held for sale were pledged as collateral for the warehouse facility. The warehouse facility consists of borrowings of $35.3 million with a financial institution for a maximum amount of $75 million, maturing on November 25, 2002, secured by mortgage loans held for sale, generally bearing interest at LIBOR plus spread (3.18% at December 31, 2001). The weighted-average interest rate was 3.19% in 2001 and the facility fee is 0.25% on the aggregate committed amount of the warehouse facility. The warehouse facility is repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreement governing this facility contains a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of the Company. In March 2002, the warehouse facility was increased to $160 million. Additionally on March 28, 2002, the Company obtained a $150 million warehouse facility from UBS Warburg Real Estate Securities. By prior agreement, upon securing the UBS Warburg facility, the original warehouse facility was decreased to

$110 million and is scheduled to further decreased to $85 million on May 26, 2002. Total warehouse borrowing capacity was $260 million on March 28, 2002, and is scheduled to decrease to $235 million on May 26, 2002.

        The Company's short-term sources of liquidity also include a $5 million senior subordinated secured revolving loan agreement, which bears interest at 12% and matures in December 2002, subject to provisions for extension of two additional one-year periods at the Company's option. There were no borrowings outstanding under this agreement at December 31, 2001.

Long-Term Debt—Non Recourse Mortgage Backed Notes

        The Company's long-term debt consists of non recourse mortgage backed notes, which are principally secured by bond collateral, mortgage loans, and bond collateral, real estate owned. Obligations under the mortgage back notes are payable solely from the proceeds from the bond collateral and are otherwise non-recourse to the Company. The maturities of the mortgage backed notes are directly affected by the rate of principal repayments on the related bond collateral. The notes are also subject to redemption according to the specific terms of the indentures pursuant to which they were issued. As a result, the actual maturities are likely to occur earlier than the stated maturities.

        The components of the Long-Term Debt at December 31, 2001, are summarized below (dollars in thousands):

	2000-2 Securitization	1999-A Securitization	1999-2 Securitization	1999-1 Securitization	1998-1 Securitization	Total Long-Term Debt
Long-Term debt	$31,809	$107,574	$167,200	$65,546	$51,592	$423,721
Capitalized costs on long-term debt	(122)	(10)	(761)	(479)	—	(1,372)

Total Long-Term debt	$31,687	$107,564	$166,439	$65,067	$51,592	$422,349

Weighted average financing rates	2.56%	2.25%	3.45%	2.45%	3.27%	2.90%

Commitments to Extend Credit

        In the ordinary course of business, the Company has commitments that are not reflected in the accompanying financial statements. The Company enters into financial instruments with off-balance sheet risk through the origination and sale of mortgage loans and the management of the related loss exposure caused by fluctuations in interest rates. These financial instruments include commitments to extend credit (mortgage loan pipeline) and mandatory forward commitments to sell loans. The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 2001 (dollars in thousands):

Commitments to originate loans	$29,462
Mandatory commitments to sell loans	21,041

        The Company's pipeline of loans in process includes loan applications in various states of processing. Until all required documentation is provided and underwritten, there is no credit risk to the Company. There is no interest rate risk until a rate commitment is extended by the Company to the borrower. Some of these commitments will ultimately be denied by the Company or declined by the borrower, and therefore, the commitment amounts do not necessarily represent future cash requirements.

Lease Commitments

        The Company rents certain premises and equipment under noncancelable operating leases expiring at various dates through the year 2007. Future minimum lease payments under these leases as of December 31, 2001, were as follows (dollars in thousands):

Year ending December 31:
2002	$1,191
2003	1,123
2004	1,185
2005	881
2006	284
Thereafter	133

$4,797

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        A primary market risk facing the Company is interest rate risk. The Company attempts to manage this risk by striving to balance its mortgage loan origination and mortgage loan sale business. To a lesser degree the Company also manages the interest rate risk on it portfolio business between interest earned on bond collateral mortgage assets and interest paid on long term debt collaterized by mortgage assets.

        The Company has performed various sensitivity analyses that quantify the net financial impact of changes in interest rates on its interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments and rely upon a number of critical assumptions. The scenarios presented are illustrative. Actual experience may differ materially from the estimated amounts presented for each scenario. To the extent that yield curve shifts are non-parallel and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary. Such variances may prove material.

			If Interest Rates Were To
	2001		Increase	Decrease	Increase	Decrease	2000
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value		Carrying Amount	Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$10,945	$10,945	$10,945	$10,945	$10,945	$10,945	$14,688	$14,688
Accounts receivable mortgage originations	38,095	38,161	37,954	38,120	37,872	38,203	—	—
Bond collateral	452,152	475,292	473,883	477,127	471,294	479,192	847,265	842,252
Interest rate agreement	—	—	—	—	—	—	1,115	9
Derivatives	926	926	(1,494)	1,567	(4,756)	3,198	—	—
Retained interest in securitization	1,582	1,582	1,582	1,582	1,582	1,582	3,249	3,249
Due from affiliate	159	159	159	159	159	159	355	355

Total interest-earning assets	$503,859	$527,065	$523,029	$529,500	$517,096	$533,279	$866,672	$860,553
Interest-bearing liabilities:
Short-term debt	$35,265	$35,265	$35,265	$35,265	$35,265	$35,265	$5,083	$5,083
Long-term debt, net	422,349	422,349	422,349	422,349	422,349	422,349	797,182	797,182
Due to affiliate	1,786	1,786	1,786	1,786	1,786	1,786	1,347	1,347

Total interest-bearing liabilities	$459,400	$459,400	$459,400	$459,400	$459,400	$459,400	$803,612	$803,612
Effect on equity	$44,459	$67,665	$63,629	$70,100	$57,696	$73,879	$63,060	$56,941

        These analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company's financial performance in each such scenario. Consequently, the preceding estimates should not be viewed as a forecast.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 with respect to directors is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Company's annual meeting of stockholders to be held on or about June 12, 2002 (the "Proxy Statement"). The information required with respect to executive officers is set forth in Item 1 of this report under the caption "Executive Officers of the Company."

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

(a)
Documents filed as part of this report:

1.
The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

    Independent Auditors' Report;
    Consolidated Balance Sheets as of December 31, 2001, and 2000;

    Consolidated Statements of Operations and Comprehensive Loss for each of the years in the three-year period ended December 31, 2001;

    Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2001;

    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001 and

    Notes to Consolidated Financial Statements.

  2.
  Financial Statements Schedules.

    All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Reports on form 8-K:

        None.

(c)
Exhibits:

Exhibit Index

Exhibit Number	Description
(1) 3.1	Articles of Amendment and Restatement of the Registrant
(1) 3.2	Amended and Restated Bylaws of the Registrant
(1) 4.1	Registration Rights Agreement dated February 11, 1997
(2) 4.2	Articles Supplementary dated February 22, 1999
(2) 4.3	Rights Plan by and between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999
(4) 4.4	Indenture dated as of June 1, 1998, between American Residential Eagle Bond Trust 1999-2 (a wholly-owned, consolidated subsidiary of the Registrant) and First Union National Bank, as Trustee
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
(1) 10.1	Management Agreement between the Registrant and Home Asset Management Corp. dated February 11, 1997 and Amendment thereto
(1) +10.2	Employment and Noncompetition Agreement between Home Asset Management Corp. and John Robbins dated February 11, 1997 and Amendment thereto
(1) +10.3	Employment and Noncompetition Agreement between Home Asset Management Corp. and Jay Fuller dated February 11, 1997 and Amendment thereto
(3) 10.5a	Lisa Faulk Employment Letter, as amended
(7) +10.5b	Judith A. Berry Employment and Noncompetition Agreement
(1) +10.6	1997 Stock Incentive Plan
(1) +10.7	Form of 1997 Stock Option Plan, as amended
(1) +10.8	Form of 1997 Outside Directors Stock Option Plan
(1) +10.9	Form of Employee Stock Purchase Plan
(1) 10.10	Securities Purchase Agreement between Registrant, Home Asset Management Corp. and MDC REIT Holdings, LLC dated February 11, 1997
(1) +10.11	Form of Subscripton Agreement dated February 11, 1997
(1) 10.12	Secured Promissory Note dated June 25, 1997
(1) 10.13	Lease Agreement with Louis and Louis dated March 7, 1997
(1) +10.14	Form of Indemnity Agreement
(3) 10.15	Master Repurchase Agreement — Confidential Treatment Requested and Granted

(8) 10.17	The Termination and Release Agreement, dated as of December 20, 2001
(8) 10.18	Amendment No. 1 to the Securities Purchase Agreement, dated as of December 20, 2001
(8) 10.19	Amendment No. 1 to the Registration Rights Agreement, Dated as of December 20, 2001
21.1	Subsidiaries of Registrant
23.1	Consent of KPMG LLP

(1)
Incorporated by reference to Registration Statement on Form S-11 filed September 25, 1997 (File No. 333-33679)

+
Management Contract or Compensatory Plan

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

(8)
Incorporated by reference to the Company's current Report on Form 8-K (File No. 001-13485)

FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2001

Independent Auditors' Report

The Board of Directors and Stockholders
    American Residential Investment Trust, Inc.:

        We have audited the accompanying consolidated balance sheets of American Residential Investment Trust, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Residential Investment Trust, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

San Diego, California
January 18, 2002, except as to Note 6
    to the consolidated financial statements,
    which is as of March 28, 2002

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2001	December 31, 2000
ASSETS
Cash and cash equivalents	$10,945	$14,688
Mortgage loans held for sale, net, pledged	38,095	—
Bond collateral, mortgage loans, net	452,152	847,265
Bond collateral, real estate owned	9,226	7,685
Retained interest in securitization	1,582	3,249
Derivative financial instruments	926	1,115
Accrued interest receivable	3,048	6,315
Due from affiliate	159	355
Investment in American Residential Holdings, Inc.	1,789	1,480
Other assets	1,802	421

	$519,724	$882,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt	$35,265	$5,083
Long-term debt, net	422,349	797,182
Accrued interest payable	85	309
Due to affiliate	1,786	1,347
Accrued expenses and other liabilities	1,612	143
Management fees payable	—	271
Accrued dividends	—	1,611

Total liabilities	461,097	805,946
Stockholders' Equity:
Preferred stock, par value $.01 per share; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,959,900 shares issued and outstanding in 2001, and 8,055,500 shares issued and 8,020,900 outstanding in 2000	80	81
Treasury Stock (34,600 shares)	—	(84)
Additional paid-in-capital	108,995	109,271
Accumulated other comprehensive income	448	—
Accumulated deficit	(50,896)	(32,641)

Total stockholders' equity	58,627	76,627

	$519,724	$882,573

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	For the year ended December 31, 2001	For the year ended December 31, 2000	For the year ended December 31, 1999
Interest income:
Mortgage assets	$55,437	$86,347	$77,367
Cash and investments	680	880	3,531
Hedge expense—Interest rate cap and floor agreements	—	(690)	(1,779)

Total interest income	56,117	86,537	79,119
Interest expense	34,755	69,328	49,644

Net interest spread	21,362	17,209	29,475
Premium amortization	16,420	10,773	16,625
Premium write-down	—	—	12,294

Net interest income	4,942	6,436	556
Provision for loan losses	6,301	4,884	3,650

Net interest income (loss) after provision for loan losses	(1,359)	1,552	(3,094)

Other operating income:
Loss on sale of mortgage loans	(10)	—	—
Management fee income	168	323	472
Equity in income of American Residential Holdings, Inc.	309	599	173
Prepayment penalty income	2,773	3,633	3,774
Gain on sale of mortgage backed securities	—	—	30

Total other operating income	3,240	4,555	4,449

Other expenses:
Loss on sale of real estate owned, net	255	1,229	349
Loss on loan sales, net	—	167	—
Loss on derivative financial instruments	63	—	—
Impairment loss on retained interest in securitization	—	5,093	—
Management fees	2,308	3,852	3,557
Professional fees	2,504	701	446
General and administrative expenses	3,236	1,263	853
Purchase of Management Contract	10,000	—	—
Write-off of acquisition costs	664	—	—

Total other expenses	19,030	12,305	5,205

Loss before cumulative effect of a change change in accounting principle	(17,149)	(6,198)	(3,850)

Cumulative effect of change in accounting principle—adoption of SFAS 133:
Reduce Cap Agreement cost to market	(1,106)	—	—

Net Loss	(18,255)	(6,198)	(3,850)
Other comprehensive income (loss):
Unrealized holding gain (loss)	448	—	(3,050)
Reclassification adjustment included in income	—	2,500	—

Comprehensive loss	$(17,807)	$(3,698)	$(6,900)

Basic and diluted weighted average shares outstanding	7,962,423	8,020,900	8,055,500
Basic and diluted loss per share:
Before cumulative effect of change in accounting principle	$(2.15)	$(0.78)	$(0.48)
After cumulative effect of change in accounting principle	(2.29)	(0.78)	(0.48)
Dividends declared per share of Common Stock	—	0.80	1.02

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income/(Loss)		Retained Earnings (Accumulated Deficit)
			Treasury Stock	Additional Paid-in Capital		Cumulative Dividends Declared
	Shares	Amount						Total
Balance December 31, 1998	8,055,500	81	—	109,271	550	(9,120)	1,189	101,971

Other comprehensive loss	—	—	—	—	(3,050)	—	—	(3,050)
Net loss	—	—	—	—	—	—	(3,850)	(3,850)
Dividends declared	—	—	—	—	—	(8,217)	—	(8,217)

Balance December 31, 1999	8,055,500	81	—	109,271	(2,500)	(17,337)	(2,661)	86,854

Treasury Stock	(34,600)	—	(84)	—	—	—	—	(84)
Other comprehensive income	—	—	—	—	2,500	—	—	2,500
Net Loss	—	—	—	—	—	—	(6,198)	(6,198)
Dividends declared	—	—	—	—	—	(6,445)	—	(6,445)

Balance at December 31, 2000	8,020,900	81	(84)	109,271	—	(23,782)	(8,859)	76,627

Treasury Stock	(61,000)	—	(198)	5	—	—	—	(193)
Retirement of Treasury Stock	—	(1)	282	(281)	—	—	—	—
Other comprehensive income	—	—	—	—	448	—	—	448
Net Loss	—	—	—	—	—	—	(18,255)	(18,255)

Balance at December 31, 2001	7,959,900	$80	$—	$108,995	$448	$(23,782)	$(27,114)	$58,627

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,255)	$(6,198)	$(3,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of mortgage assets premiums	16,420	10,773	28,919
Cummulative effect of change in accounting principle	1,106	—	—
Amortization of interest rate cap agreements	—	995	797
Amortization of CMO capitalized costs	1,104	1,071	446
Amortization of CMO premium	(78)	(156)	(158)
Provision for loan losses	6,301	4,884	3,650
Equity in undistributed income of American Residential Holdings, Inc.	(309)	(599)	(173)
(Increase) decrease in deposits to over-collateralization account	1,451	768	(898)
Impairment loss on retained interest in securitization	—	5,093	—
Loss on sale of mortgage securities	—	—	(30)
Decrease on retained interest in securitization	664	—	—
Loss on sale of real estate owned	255	3,139	349
Loss on loan sales	10	167	—
Proceeds from sale of mortgage loans held for sale	5,327	—	—
Mortgage loan originations	(43,432)	—	—
Decrease (increase) in accrued interest receivable	3,267	3,350	(950)
(Increase) decrease in other assets	(1,381)	131	(364)
Decrease in due from affiliate	196	39	212
Decrease in accrued interest payable	(224)	(310)	(607)
Increase (decrease) in accrued expenses and management fees payable	1,198	(180)	117
Increase in due to affiliate	439	750	211
Derivative financial instruments	(917)	—	—

Net cash provided by (used in) operating activities	(26,858)	23,717	27,671

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage loans held-for-investment	—	—	(990,557)
Purchase of interest rate cap agreements	—	(554)	(1,679)
Purchase of mortgage loans held for investment	—	(622)	—
Sale of mortgage loans held for investment	—	66,525	—
Principal payments on mortgage securities available-for-sale	—	1,962	3,428
Principal payments on mortgage loans held-for-investment	—	—	27,531
Principal payments on bond collateral, mortgage loans, net	354,841	334,630	235,223
Proceeds from sale of mortgage securities available-for-sale	—	—	3,225
Proceeds from sale of real estate owned	15,755	8,726	5,602

Net cash provided by (used in) investing activities	370,596	410,667	(717,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	56,210	958,319
Increase (decrease) in net borrowings from short-term debt	30,182	(113,920)	(47,211)
Increase in net borrowings from long-term debt	—	—	7,054
Increase in capitalized costs	—	—	(3,439)
Dividends paid	(1,611)	(7,250)	(7,008)
Payments on long-term debt	(375,859)	(362,986)	(244,254)
Purchase of treasury stock	(193)	(84)	—
Issuance of CMO/FASIT bonds	—	(216)	—

Net cash provided by (used in) financing activities	(347,481)	(428,246)	663,461
Net increase (decrease) in cash and cash equivalents	(3,743)	6,138	(26,095)
Cash and cash equivalents at beginning of year	14,688	8,550	34,645

Cash and cash equivalents at end of year	$10,945	$14,688	$8,550

Supplemental information—interest paid	$33,953	$67,633	$48,830

Non-cash transactions:
Dividends declared and unpaid	$—	$1,611	$2,417

Transfer from mortgage loans held-for-investment, net to bond collateral	$—	$58,279	$664,006

Transfers from bond collateral, mortgage loans, net to real estate owned	$17,551	$14,363	$11,029

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

        The consolidated financial statements include the accounts of American Residential Investment Trust, Inc. ("AmRES"), a Maryland corporation, American Mortgage Network, Inc. ("AmNet"), a Delaware corporation and wholly-owned subsidiary of AmRES, American Residential Eagle, Inc., ("Eagle"), a Delaware special purpose corporation and wholly-owned subsidiary of AmRES and American Residential Eagle 2, Inc. ("Eagle 2"), a Delaware limited purpose corporation and wholly-owned subsidiary of Eagle (collectively "AmRIT"). Substantially all of the assets of Eagle and Eagle 2 are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of AmRIT. American Residential Holdings, Inc. ("Holdings"), is an affiliate of AmRES that is accounted for under the equity method. AmRIT and Holdings are together referred to as the "Company". The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with AmNet, Eagle and Eagle 2 have been eliminated in the consolidation of AmRIT.

        During the first half of 1998, AmRES formed Holdings, through which a portion of the Company's non-conforming adjustable-rate and fixed-rate, single-family whole loans (collectively, "Mortgage Loans"), acquisition and finance activities are conducted. AmRES owns all of the preferred stock and has a non-voting 95% economic interest in Holdings. Because AmRES does not control Holdings, its investment in Holdings is accounted for under the equity method. Under this method, original equity investments in Holdings are recorded at cost and adjusted by AmRes's share of earnings or losses and decreased by dividends received.

        During the years ended December 31, 2001, 2000, and 1999 respectively, none of the Company's equity investments meet the 20% threshold that requires a separate financial statement under Rule 3-09 of Securities and Exchange Commission Regulation S-X.

        Subsidiaries of the Company, Eagle and Eagle 2 hold bond collateral assets of approximately $343 million and $118 million, respectively, at December 31, 2001.

Organization

        AmRES commenced operations on February 11, 1997. AmRES was financed through a private equity funding from its then manager, Home Asset Management Corporation (the "Manager"). AmRES operates as a mortgage real estate investment trust ("REIT") which since inception has elected to be taxed as a REIT for Federal income tax purposes, which generally will allow AmRES to pass its income through to its stockholders without payment of corporate level Federal income tax, provided that AmRES distributes at least 90% of its taxable income to stockholders. During 1998, AmRES formed Eagle, a special-purpose finance subsidiary. Holdings, a non-REIT, taxable affiliate of AmRES, was established during the first half of 1998. During 1999, AmRES formed Eagle 2, a limited-purpose corporation and wholly-owned subsidiary of AmRES. AmRES acquired residential mortgage loans ("Bond Collateral Mortgage Loans"). These Bond Collateral Mortgage Loans are typically secured by single-family real estate properties throughout the United States. AmRES utilized both debt and equity to finance its acquisitions. The Company has used securitization techniques to enhance the value and liquidity of AmRES's Bond Collateral Mortgage Loans and may sell Bond Collateral Mortgage Loans from time to time. During 2001, AmNet was formed as a taxable REIT subsidiary to originate mortgage loans on single-family real estate properties throughout the United States.

Subsequently these loans are being sold to institutional investors. AmRES is using both debt and equity to originate these loans.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Mortgage Loans Held for Sale, Net, Pledged

        Mortgage loans are first trust deeds on single family residences that are originated and intended for sale in the secondary market, and are carried at the lower of aggregate cost or market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Loan origination fees are deferred and are included in the carrying amount until the loans are sold. Impounds for taxes and insurance of approximately $170 thousand at December 31, 2001 are included in accounts payable and accrued expenses. Mortgage loans held for sale are pledged as collateral for the warehouse facility (Note 6).

        Sales of mortgage loans are accounted for under Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Mortgage loans are generally sold with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling prices and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses are recognized at the time of sale.

Bond Collateral, Mortgage Loans, Net

        Bond collateral, mortgage loans, net, includes various types of adjustable-rate and fixed-rate loans secure by mortgages on 1-4 unit residential loans. Bond collateral, mortgage loans, net, is stated at unpaid principal balances, less the allowance for loan losses, and net of purchase premiums. Premiums are amortized to income using the interest method, generally over their estimated lives considering anticipated prepayments.

        The Company maintains an allowance for loan losses at an amount which it believes is sufficient to provide adequate protection against losses in the Bond Collateral Mortgage Loans portfolio. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. As management utilizes information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

        Mortgage loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on non-accrual status. Generally, loans are placed in non-accrual status that are 90 days or more past due, in foreclosure or non-performing bankruptcy (i.e. loans in bankruptcy and not performing according to the bankruptcy plan that is established with the trustee). When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that the loan becomes current and the loan principal balance is deemed collectible. Loans are restored to accrual status when loans become well secured and are in the process of collection.

        Many factors are considered in the determination of impairment. The measurement of collateral dependent loans is based on the fair value of the loan's collateral.

        The Company considers a loan impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Given the homogeneous nature of the loan portfolio, loans are evaluated for impairment collectively. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless the Company believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses. Upon disposition of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

Bond Collateral, Real Estate Owned

        Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less estimated disposal costs at the time of foreclosure. Subsequent to foreclosure, the Company charges current earnings with a provision for estimated losses if the carrying value of the collateral property exceeds its fair value. Gains or losses on the sale of real estate are recognized upon disposition of the property. Carrying costs such as maintenance and property taxes are expensed as incurred.

Derivative Financial Instruments

        Prior to 2001, the Company used interest rate cap agreements (the "Cap Agreements") for interest rate risk protection on bond collateral. The Cap Agreements were purchased primarily to reduce the Company's gap risk (the timing difference or mis-match between the repricing of interest rate sensitive assets and interest rate sensitive liabilities). The Company periodically evaluated the effectiveness of these Cap Agreements under various interest rate scenarios.

        During 2001, in connection with the mortgage loan origination activity of AmNet, the Company began using puts and calls on financial instruments (treasury options and futures) of varying terms, forward commitments to sell mortgage loans and commitments to extend credit at fixed rates. The primary purpose of these instruments is to reduce the Company's exposure to movements in interest rates, from inception of the mortgage loan commitment to (mortgage loan pipeline) through origination and sale of mortgage loans.

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement 133." Collectively, these Statements are referred to as "SFAS 133." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

        Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. Derivative financial instruments that do not meet the hedging criteria in SFAS 133 are classified as trading activities and changes in fair value are recorded in income. The Company's derivative financial instruments did not meet the hedging criteria and, as such, are accounted for in the accompanying financial statements as trading activities.

        On January 1, 2001, we adopted SFAS 133. Prior to adoption of SFAS 133, we had designated the Cap Agreements as hedges to assure that we maintained a positive gap between the cost ofborrowing and the yield on our mortgage portfolio and, accordingly, the cost of the Cap Agreements was amortized over the life of the Cap Agreements using the straight-line method. Upon adoption of SFAS 133, we determined that our Cap Agreements did not meet the hedging requirements of SFAS 133. As required under SFAS 133, derivative gains and losses not considered effective in hedging the change in expected cash flows of the hedged item are recognized immediately in the income statement. With the implementation of SFAS 133, we recorded transition amounts associated with establishing the fair values of the Cap Agreements outstanding as of December 31, 2000. The effect of the transition adjustment of hedges on the balance sheet and statement of operations as of December 31, 2000 in compliance with SFAS 133 were as follows (dollars in thousands):

Balance Sheet Adjustment—Assets:
Derivative financial instruments	$(1,106)
Statement of Operations Adjustment:
Cumulative effect of change in accounting principle	$(1,106)

        The transition adjustment is presented as a cumulative effect adjustment as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." The transition amounts were determined based on the interpretive guidance issued to date by the FASB. The FASB continues to issue interpretive guidance which could require changes in our application of the standard and adjustment to the transition amounts. SFAS No. 133, as applied to our risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments but will have no effect on cash flows or the overall economics of the transactions.

Recent Accounting Developments

        In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 141 and 142, respectively), which supersedes APB Opinion 17, Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As permitted by SFAS 142, the Company plans to adopt the new standard in the first quarter of the fiscal year 2002. It is not anticipated that the financial impact of this Statement will have a material effect on the Company.

        In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. It is not anticipated that the financial impact of this Statement will have a material effect on the Company.

        In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both SFAS No. 121, ccounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as a part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

        The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. It is not anticipated that the financial impact of this Statement will have a material effect on the Company.

Retained Interest in Securitization

        Under accounting principles generally accepted in the United States of America (GAAP), an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. A selling entity should continue to carry retained interests, including servicing assets, relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as secured borrowings with a pledge of collateral.

        The Company's retained interest in securitization consists of assets generated and retained in conjunction with the Company's 1998-1 REMIC securitization. The Company classifies its retained interests as available-for-sale securities. Under the terms of the securitization, the retained interest is required to build over-collateralization to specified levels. The over collateralization amounts are included as part of retained interest in lease securitizations. Retained interest in securitization is accounted for at estimated fair value. To the extent that the future performance differs from the

Company's initial performance estimates, the carrying value of the retained interest in securitizations will be written up or down through other comprehensive income, as necessary.

        Beginning March 31, 2001, interest income on these assets and other than temporary impairment related to these assets are recorded in accordance with Emerging Issues Task Force No. 99-20 (EITF 99-20), Recognition of Interest Income and Impairment on Purchase and Retained Beneficial Interest in Securitized Assets. If a decline in value is considered other than temporary, impairment loss is measured by comparing estimated future cash flows, discounted at a market rate of interest, to the carrying value. Adoption of EITF 99-20 did not have a material impact on the Company's consolidated balance sheet or results of operations.

Segment Reporting

        The Company reports segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Effective January 1, 2002, the Company was reorganized into two segments: the Mortgage Asset Portfolio Investments—Spread Lending Business and the Mortgage Banking Business. The Mortgage Banking Business was not significant in 2001.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Income Taxes

        To date, AmREIT has elected to be taxed as a REIT and complies with REIT provisions of the Internal Revenue Code of 1986 as amended (the "Code") and the corresponding provisions of State law. Accordingly, AmREIT will not be subject to federal or state income tax to the extent of its distributions to stockholders. In order to maintain its status as a REIT, AmREIT is required, among other requirements, to distribute at least 90% of its taxable income.

Earnings (Loss) per Share

        The Company presents basic earnings (loss) per share, representing net earnings (loss) divided by the weighted average outstanding shares of common stock (excluding all common stock equivalents), and diluted earnings (loss) per share, representing the effect of common stock equivalents, if dilutive. At December 31, 2001 and 2000 there were 1,009,100 and 938,100 options, respectively, that were antidilutive and, therefore, not included in the calculation above.

Comprehensive Loss

        The Company recognizes comprehensive losses as part of the Statement of Operations and Comprehensive Loss and is disclosed as part of stockholders' equity in accumulated other comprehensive income (loss). Comprehensive loss consists of net loss and net unrealized gains (losses) on retained interest in securitization.

Stock Options

        The Company elected to apply APB Opinion No. 25 in accounting for its plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan and, accordingly, no compensation cost has been recognized in the financial statements. SFAS 123 requires pro forma disclosures ofloss computed as if the fair value based method had been applied for in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion No. 25.

Note 2. Bond Collateral, Mortgage Loans

        AmRIT has pledged collateral in order to secure the Long-Term Debt issued in the form of CMOs. Bond Collateral Mortgage Loans consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. As of December 31, 2001 and 2000, 16.0% and 12.7%, respectively, of the bond collateral mortgage loans were fixed rate loans. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The obligations under the Long-Term Debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT.

        The components of the Bond Collateral Mortgage Loans at December 31, 2001 and 2000, are summarized as follows (dollars in thousands):

At December 31, 2001	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
Mortgage loans	$32,340	$112,770	$173,118	$71,732	$50,719	$440,679
Unamortized premium	1,127	3,978	7,233	2,623	1,369	16,330
Allowance for loan losses	(246)	(1,582)	(1,137)	(761)	(1,131)	(4,857)

	$33,221	$115,166	$179,214	$73,594	$50,957	$452,152

Weighted average net coupon	9.23%	9.87%	9.31%	9.29%	10.84%	9.62%
Unamortized premiums as a percent of Mortgage Loans	3.48%	3.53%	4.18%	3.66%	2.70%	3.71%
At December 31, 2000
Mortgage loans	$51,414	$246,198	$313,392	$116,760	$91,250	$819,014
Unamoritized premium	1,885	8,877	12,470	5,323	4,213	32,768
Allowance for loan losses	(196)	(621)	(1,399)	(1,413)	(888)	(4,517)

	$53,103	$254,454	$324,463	$120,670	$94,575	$847,265

Weighted average net coupon	9.09%	9.48%	8.98%	10.08%	12.08%	9.63%
Unamortized premiums as a percent of Mortgage Loans	3.67%	3.61%	3.98%	4.56%	4.62%	4.00%

        The accrual status of Bond Collateral mortgage loans at December 31, 2001 and 2000 are summarized as follows (dollars in thousands):

At December 31, 2001	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
Regular loans	$28,769	$95,689	$154,768	$63,308	$40,492	$383,026
Bankruptcy (non-performing)	894	5,830	7,998	4,678	4,127	23,527
Foreclosure (90+ days delinquent)	2,677	11,251	10,352	3,746	6,100	34,126

Total Mortgage loans	$32,340	$112,770	$173,118	$71,732	$50,719	$440,679

At December 31, 2000
Regular loans	$50,136	$236,502	$298,712	$105,964	$79,600	$770,914
Bankruptcy (non-performing)	367	3,352	4,929	3,879	5,764	18,291
Foreclosure (90+ days delinquent)	911	6,344	9,751	6,917	5,886	29,809

Total Mortgage loans	$51,414	$246,198	$313,392	$116,760	$91,250	$819,014

        A summary of the activity in the allowance for loan losses is as follows (dollars in thousands)

	2001	2000	1999
Balance beginning of year	$4,517	$4,550	$4,966
Provision charged to operating expense (a)	6,301	5,037	2,625
Charge offs	(5,961)	(5,080)	(3,409)
Reclassification to interest allowance	—	—	(1,311)
Transfer from Mortgage Loans Held-for-Investment	—	10	1,679

Balance end of year	$4,857	$4,517	$4,550

(a)
Total provision for loan losses in 2000 and 1999 included ($153 thousand) and $3.65 million, respectively, on mortgage loans held-for-investment. Those loans, with related allowance for loan losses, were transferred to bond collateral, mortgage loans, net.

        At December 31, 2001 and 2000, approximately 20% and 25%, respectively of the collateral was located in California for the CMO/FASIT 1998-1 and no other state represented more than 9% and 8%, respectively. At December 31, 2001 and 2000, approximately 32% and 33% respectively of the collateral was located in California for the CMO 1999-1 and no other state represented more than 7% and 6% respectively. At December 31, 2001 and 2000, approximately 15% and 21% respectively of the collateral was located in California for the CMO 1999-2 and no other state represented more than 7%. At December 31, 2001 and 2000, approximately 11% respectively of the collateral was located in Michigan for the CMO/REMIC 1999-A and no other state represented more than 9% and 10%, respectively. At December 31, 2001 and 2000, approximately 20% and 24% of the collateral was located in California for the CMO 2000-2 and no other state represented more than 9% and 7%, respectively.

Note 3. Derivative Financial Instruments

Cap Agreements

        As of January 1, 2001 the Company adopted SFAS 133 (See Note 1. Summary of significant Accounting Policies and Practices). $1.1 million of the previously unamortized cost of Cap Agreements were written off at transition. The amortized cost of the Company's interest rate cap agreements as of December 31, 2000 was approximately $1.1 million net of accumulated amortization of $667 thousand.

        The Company had four and five outstanding Cap Agreements at December 31, 2001 and 2000, respectively. Potential future earnings from each of these Cap Agreements are based on variations in the one month London Interbank Offered Rate ("LIBOR"). The Cap Agreements at December 31, 2001 and 2000 have contractually stated notional amounts which vary over the life of the Cap Agreements. Under these Cap Agreements the Company will receive cash payments should the agreed-upon reference rate, one month LIBOR, increase above the strike rates of the Cap Agreements. There was $0 and approximately $295,000 in income for the years ended December 31, 2001 and 2000, respectively, for Cap Agreements, offset by $1,106,000 write-off (cumulative effect of change in accounting principle) and $985,000 in Cap Agreement amortization.

        All of the adjustable-rate mortgage securities and mortgage loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime interest rate caps.

Floor Agreements

        The Company had no outstanding floor agreements at December 31, 2001 and 2000. The Company had no floor agreement expense in 2001 and 2000.

        Interest rate agreements outstanding at December 31, 2001 and 2000 are as follows (dollars in thousands):

	2001
	Average Notional Face Amount	Cap Strike Rate	Floor Floor Strike Rate	Index	Expires
Merrill Lynch	$227,100	7.120%	—	1 mo. LIBOR	January, 2002
Merrill Lynch	111,200	7.120%	—	1 mo. LIBOR	January, 2002
Solomon Smith Barney	47,600	7.120%	—	1 mo. LIBOR	January, 2002
Solomon Smith Barney	97,100	7.120%	—	1 mo. LIBOR	January, 2002

	2000
	Average Notional Face Amount	Cap Strike Rate	Floor Floor Strike Rate	Index	Expires
First Union	$364,000	6.750%	—	1 mo. LIBOR	July, 2001
Merrill Lynch	227,100	7.120%	—	1 mo. LIBOR	January, 2002
Merrill Lynch	111,200	7.120%	—	1 mo. LIBOR	January, 2002
Solomon Smith Barney	47,600	7.120%	—	1 mo. LIBOR	January, 2002
Solomon Smith Barney	97,100	7.120%	—	1 mo. LIBOR	January, 2002

        The following is a summary of AmNet's derivative instruments (dollars in thousands):

Security	Notional Amount	Strike	Puts, Calls or Futures	Short or Long	Expires
Ten year treasuries	$30,000	105	Calls	Long	January 18, 2002
Ten year treasuries	12,500	104	Puts	Long	January 18, 2002
Ten year treasuries	20,000	101	Puts	Long	February 15, 2002
Ten year treasuries	75,000	102	Puts	Short	February 15, 2002
Ten year treasuries	60,000	110	Calls	Long	February 15, 2002
Five year treasuries	51,500	—	Futures	Short	March 22, 2002
Thirty year treasuries	5,000	—	Futures	Short	March 22, 2002
Thirty year treasuries	100,000	98	Puts	Long	February 15, 2002
Thirty year treasuries	100,000	97	Puts	Short	February 15, 2002
Thirty year treasuries	100,000	94	Puts	Short	May 17, 2002

        These derivatives do not qualify for hedge accounting under SFAS 133 and, accordingly, have been accounted for as trading securities in the accompanying consolidated financial statements.

Note 4. Bond Collateral, Real Estate Owned

        The Company owned 148 and 120 properties as of December 31, 2001 and 2000, respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal. At December 31, 2001 and 2000, real estate owned totaled approximately $9.2 and $7.7 million, respectively.

Note 5. Retained Interest in Securitization

        Retained interest in securitization consists of assets generated and retained in conjunction with the Company's 1998-1 REMIC securitization. A summary of these assets at December 31, 2001 and 2000 were as follows (dollars in thousands):

	2001	2000
REMIC subordinate certificates	$425	$1,089
Overcollateralization account	709	2,160
Unrealized gain	448	—

	$1,582	$3,249

        The Company classifies the 1998-1 REMIC securities as available-for-sale securities and carries them at fair market value with the change in fair value reported as accumulated other comprehensive income (loss). The fair value of the retained interest is determined by computing the present value of the excess of the weighted-average coupon of the residential mortgages sold (9.49%) over the sum of: (1) the coupon on the senior interest (2.52%), and (2) a servicing fee paid to the servicer of the residential mortgages (0.50%) and other fees, and taking into account expected estimated losses to be incurred on the portfolio of residential mortgages sold over the estimated lives of the residential mortgages and using an estimated future average prepayment assumption of 34% per year for 2001 and 2000. The prepayment assumption used in estimating the cash flows is based on recent evaluations of the actual prepayments of the related portfolio and on market prepayment rates on new portfolios of similar residential mortgages, taking into consideration the current interest rate environment and its expected impact on the estimated future prepayment rate. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes is commensurate with the risk of holding such a financial instrument. The rate used to discount the cash flows coming out of the trust was approximately 11%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's retained interest could change.

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

        In future periods, the Company will recognize additional revenue from the retained interest if the actual performance of the mortgage loans is higher than the original estimate or the Company may increase the estimated fair value of the retained interest. If the actual performance of the mortgage loans is lower than the original estimate, then an adjustment to the carrying value of the retained interest may be required if the estimated fair value of the retained interest is less than its carrying value. In 2000, an impairment loss of $5.1 million was recorded due to significant prepayment activity, which reduced estimated future cash flows, and due to significant declines in mortgage interest rates. The determination that the decline in value was other than temporary was made by comparing the carrying value to estimated future cash flows discounted at the risk-free rate. The impairment loss was recorded as the excess of carrying value over fair value.

Note 6. Short-Term Debt

        As of December 31, 2001, short-term debt consists of a revolving credit line (warehouse facility) used to fund the Company's lending activities. As of December 31, 2001, mortgage loans held for sale were pledged as collateral for the warehouse facility. The warehouse facility consists of borrowings of $35.3 million with a financial institution for a maximum amount of $75 million, maturing on November 25, 2002 secured by mortgage loans held for sale, generally bearing interest at LIBOR plus spread (3.18% at December 31, 2001). The weighted-average interest rate was 3.19% in 2001 and the facility fee is 0.25% on the aggregate committed amount of the warehouse facility. The warehouse facility is repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreement governing this facility contains a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of the Company. In February 2002, the warehouse facility was increased to $125 million. An additional warehouse facility was obtained on March 28, 2002, for $150 million. By prior agreement the original facility was reduced to $110 million and is scheduled to further decrease to $85 million on May 26, 2002. Total warehouse capacity on March 28, 2002, was $260 million, and is scheduled to decrease to $235 million on May 26, 2002.

        In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bears interest at 12% and matures in December 2002, with provisions for extension of two additional one-year periods at the Company's option. The Subordinated Loan Agreement contains a number of covenants, including covenants based on tangible net worth, cash flows, net income and liquidity of the Company. As of and for the year ended December 31, 2001, there were no borrowings on the Subordinated Loan Agreement.

        At December 31, 2000, short-term borrowings outstanding were $5.1 million. These borrowings were secured by the Company's interest in REMIC Securities 1999-A Series. Interest was payable monthly at LIBOR plus 150 basis points. The note was due February 26, 2001, and was repaid in full.

Note 7. Long-Term Debt, Net

        During the second quarter of 1999, AmRES, through its wholly owned subsidiary, Eagle, issued approximately $229.0 million of a single class of mortgage backed notes (Long-Term Debt). The notes are principally secured by the assets of the trust, which consist primarily of fixed and adjustable rate mortgage loans secured by first liens on one-to-four family residential properties. Payments received on the mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRES. The maturity of the notes is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the notes were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

        During the third quarter of 1999, AmRES, through its wholly owned subsidiary, Eagle, issued approximately $394.1 million of Series 1999-2 mortgage backed bonds (Long-Term Debt) in two classes. The bonds are non-recourse obligations of a trust formed and wholly-owned by Eagle. The Class A-1 Bonds of approximately $332.4 million are secured by the assets of the trust, which consist of approximately $339.8 million in adjustable-rate mortgage loans secured by first liens on one- to four-family residential properties. The interest rate for the Class A-1 Bonds is variable based on one-month LIBOR. The Class A-2 Bonds of approximately $61.7 million are secured by approximately $63 million in fixed-rate mortgage loans secured by first liens on one- to four-family residential properties. The interest rate on the Class A-2 Bonds is 7.09%. "Bond Collateral" is used to make payments on the Long-Term Debt. Payments received on the mortgage loans in excess of obligations due under the Long-Term Debt agreement are remitted to the Company on a monthly basis by the Bond Trustee. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT. While the stated maturity of the bonds is July 25, 2029, the actual maturity of the bonds is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption by the Company according to the specific terms of the indenture pursuant to which the bonds were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

        During the third quarter of 1999, Greenwich Capital Financial Products, Inc. ("GCFP") conveyed to AmRES, Mortgage Loans consisting of first lien, fully-amortizing, adjustable-rate residential mortgage loans ("Mortgage Loans") with original terms to maturity of 30 years and an aggregate scheduled principal balance as of the close of business on August 1, 1999, of $335.2 million. AmRIT then conveyed an interest in the Mortgage Loans to Greenwich Financial Asset Securities Corp. in exchange for a specified cash sum and certain REMIC securities. Under GAAP, the transaction was treated as an issuance of Long Term Debt, Series 1999-A, secured by the Mortgage Loans. The Series 1999-A Long-Term Debt consists of two classes: Class A-1 which had an initial principal amount of approximately $335.2 million and Class S-1 which is an interest only class. The interest rate for the Class A-1 is variable based on the one-month LIBOR. The interest rate for the Class S-1 begins at

3.5%, declines by 0.5% each year for two years and then declines to 0.00% at the end of year three. The stated maturity for the Class A-1 is August, 2029, however, since the maturity of the debt is directly affected by the rate of principal repayments of the related Mortgage Loans, the actual maturity of the Class A-1 is likely to occur earlier than its stated maturity.

        AmRES conveyed to Eagle, which in turn conveyed to Eagle 2, AmRES's remaining interest in the Mortgage Loans (subject to the Series 1999-A Long Term Debt) and received as payment a combination of cash and credit for an additional capital contribution. Pursuant to an agreement with GCFP ("Financing Agreement"), Eagle 2 pledged its interest in the Mortgage Loans as collateral to secure a term loan made to it by GCFP, and directed the Trustee to remit all collections, distributions or other income with respect to the Mortgage Loans (net of amounts due on the Series 1999-A Long Term Debt) directly to GCFP to prepay outstanding principal and interest.

        The initial principal amount of the loan under the Financing Agreement was equal to 55% of the market value (as defined therein) of the Mortgage Loans (or approximately $7.1 million). To maintain a substantial level of over collateralization during the term of the loan, the Financing Agreement requires Eagle 2 to maintain a specified level of collateral (including the mortgage Loans and any additional collateral pledged by Eagle 2). In the event that the collateral value of the Mortgage Loans and other pledged collateral is determined to be less than required, GCFP may require Eagle 2 to deliver additional cash, securities or additional collateral or to repay principal in the amount of such deficiency; the failure to do so would constitute an event of default. The loan matured on February 26, 2001.

        During the second quarter of 2000, AmRES, through its wholly-owned subsidiary, Eagle, conveyed an interest in approximately $56.2 million of mortgage loans to Countrywide Home Loans, Inc. in exchange for a specified cash sum and certain REMIC securities. Under GAAP, the transaction was treated as an issuance of Long-Term Debt, Series 2000-2, secured by the mortgage loans. The Series 2000-2 Long-Term Debt consists of five classes, each of which bears interest at an adjustable rate. The stated maturity for the Series 2000-2 Long-Term Debt is June 25, 2031, however, since the maturity of the debt is directly affected by the rate of principal repayments of the related mortgage loans, the actual maturity is likely to occur earlier than stated maturity.

        The components of the Long-Term Debt at December 31, 2001 and 2000, along with selected other information are summarized below (dollars in thousands):

At December 31, 2001	2000-2 Securitization	1999-A Securitization	1999-2 Securitization	1999-1 Securitization	1998-1 Securitization	Long-Term Debt
Long-Term debt	$31,809	$107,574	$167,200	$65,546	$51,592	$423,721
Capitalized costs on long-term debt	(122)	(10)	(761)	(479)	—	(1,372)

Total Long-Term debt	$31,687	$107,564	$166,439	$65,067	$51,592	$422,349

Weighted average financing rates	2.56%	2.25%	2.45%	2.45%	3.27%	2.50%
At December 31, 2000
Long-Term debt	$50,871	$239,617	$306,274	$113,874	$88,946	$799,582
CMO premium, net	—	—	—	—	78	78
Capitalized costs on long-term debt	(195)	(23)	(1,372)	(785)	(103)	(2,478)

Total Long-Term debt	$50,676	$239,594	$304,902	$113,089	$88,921	$797,182

Weighted average financing rates	7.01%	6.79%	6.98%	6.97%	7.74%	7.00%

Note 8. Fair Value of Financial Instruments

        The estimated fair value of financial instruments amounts have been determined by the Company's management using available market information and valuation methodologies; however, considerable judgment is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value as of December 31, 2001 and 2000 is as follows (dollars in thousands):

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$10,945	$10,945	$14,688	$14,688
Mortgage loans held for sale, pledged	38,095	38,161	—	—
Bond collateral, mortgage loans, net	452,152	475,292	847,265	842,252
Retained interest in securitization	1,582	1,582	3,249	3,249
Derivative Financial Instruments:
Cap Agreements	—	—	1,115	9
Puts and calls on financial instruments	566	566	—	—
Commitments to extend credit at fixed rates	360	360	—	—
Due from affiliate	159	159	355	355
Liabilities:
Short-term debt	35,265	35,265	5,083	5,083
Long-term debt	422,349	422,349	797,182	797,182
Derivative financial instruments—commitments to sell mortgage loans	58	58	—	—
Due to affiliate	1,786	1,786	1,347	1,347

        The following describes the methods and assumptions used by the Company in estimating fair values.

Cash and Cash Equivalents

        The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

Mortgage Loans Held for Sale, Net

        The fair value is estimated based on quoted market prices from institutional investors for similar types of mortgage loans.

Bond Collateral, Mortgage Loans, Net

        The fair value of Bond Collateral Mortgage Loans is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans. Market prices reflect various assumptions as to prepayment rates, loan losses and financing costs.

Retained Interest in Securitization

        This security is classified as available-for-sale and as such is carried at fair value. See "Notes to the Consolidated Financial Statements—Note 5. Retained Interest in Securitization" for a description of the valuation methodology.

Derivative Financial Instruments

        The fair value of interest rate cap agreements is estimated based upon general market prices from dealers. Fair values of puts and calls on financial instruments are valued based on quoted market prices for similar instruments. Fair values of the Company's commitments to originate loans are estimated using the fees currently charged to enter into similar agreements. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and committed rates. Fair values of forward commitments to sell loans are determined using quoted market prices.

Due from Affiliate

        The fair value of due from affiliate approximates the carrying amount because of the short-term nature of the asset.

Short-Term Debt

        The fair value of the warehouse line debt approximates the carrying amounts because of the short term nature of the debt and interest on the debt fluctuates with market interest rates.

Long-Term Debt

        The fair value of long-term debt is estimated based upon all long-term debt being at variable rates and therefore cost approximates fair market value.

Due to Affiliate

        The fair value of due to affiliate approximates the carrying amount because of the short-term nature of the liability.

Note 9. Stock Option Plans

        The Company has adopted the 1997 Stock Incentive Plan (the "Incentive Plan"), the 1997 Stock Option Plan (the "Option Plan") for executive officers and key employees, and the 1997 Outside Directors Option Plan (the "Directors Plan") for directors who are not employees of the Company. The Incentive Plan was adopted on February 11, 1997, and a total 315,200 shares of common stock have been reserved for issuance. All stock options granted under the Incentive Plan vest at the earlier of a four-year period from the date of grant or once the Company issues an aggregate of $150 million of new equity, and will expire within ten years after the date of grant. Stock options are granted with an exercise price equal to the stock's fair value at the date of grant.

        The Incentive Plan, the Option Plan and the Directors Plan authorize the Board of Directors (or a committee appointed by the Board of Directors) to grant incentive stock options ("ISOs"), as defined under section 422 of the Code, options not so qualified ("NQSOs"), and stock appreciation rights ("SAR's") to such eligible recipients.

        The Company also has adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") which permits eligible employees to purchase common stock at a discount through accumulated payroll deductions. No shares have been issued under the Purchase Plan as of December 31, 2001.

        As of December 31, 2001, shares of common stock were reserved for issuance under the Company's option plans as follows:

	1997 Stock Incentive Plan	1997 Stock Option Plan	1997 Employee Stock Purchase Plan	1997 Outside Director Stock Option Plan	Total
Total Options Authorized	315,200	774,800	20,000	60,000	1,170,000
Total Options Issued	300,800	648,300	—	60,000	1,009,100

Options Reserved for Issuance	14,400	126,500	20,000	—	160,900

        Stock option activity during the periods presented is as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 1998	695,900	$13.82
Granted	398,700	7.42
Forfeited	(73,500)	(13.51)

Balance at December 31, 1999	1,021,100	11.34
Granted	25,000	3.56
Forfeited	(108,000)	(12.09)

Balance at December 31, 2000	938,100	11.04
Granted	76,000	2.16
Forfeited	(5,000)	(2.47)

Balance at December 31, 2001	1,009,100	$10.42

        At December 31, 2001, the range of exercise prices for outstanding options was $1.81 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.56 years. The weighted average exercise price of exercisable outstanding options was $11.37 At December 31, 2001, 841,647 of the outstanding options were exercisable.

        The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 were $1.47, $0.95 and $1.52, respectively, on the dates of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2001	2000	1999
Expected dividend yield	0.00%	29.96%	13.63%
Risk-free interest rate	4.13%	5.83%	5.53%
Expected volatility	82.53%	60.89%	60.89%
Expected life (years)	5	5	5

        The dividend yield for 2000 and 1999 is a result of dividends paid and stock prices in those years.

        The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

        Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(18,255)	$(18,635)	$(6,198)	$(6,550)	$(3,850)	$(4,197)
Basic and diluted loss per share	$(2.29)	$(2.34)	$(0.77)	$(0.81)	$(0.48)	$(0.52)

Note 10. Stockholders' Equity

        On December 16, 1999, the Company declared a dividend of $2.4 million or $0.30 per share. The dividend was paid on January 31, 2000, to holders of record of common stock as of December 31, 1999. On October 21, 1999, the Company declared a dividend of $2.2 million or $0.27 per share. The dividend was paid on November 8, 1999, to stockholders of record as of November 1, 1999. On July 21, 1999, the Company declared dividend of $2.0 million or $0.25 per share. The dividend was paid on August 6, 1999, to stockholders of record as of July 30, 1999. On April 22, 1999, the Company declared a dividend of $1.6 million or $0.20 per share. The dividend was paid on May 10, 1999 to stockholders of record as of May 3, 1999.

        On December 14, 2000, the Company declared a dividend of $1.6 million or $0.20 per share. The dividend was paid on January 31, 2001, to holders of record of common stock as of January 3, 2001. On October 19, 2000, the Company declared a dividend of $1.6 million or $0.20 per share payable on November 7, 2000, to stockholders of record as of October 31, 2000. On July 20, 2000, the Company declared dividend of $1.6 million or $0.20 per share. The dividend was paid on August 7, 2000, to stockholders of record as of July 31, 1999. On April 20, 2000, the Company declared a dividend of $1.6 million or $0.20 per share. The dividend was paid on May 10, 2000, to stockholders of record as of May 3, 2000.

        During 2000, the Company repurchased 34,600 shares of common stock. The Company paid approximately $84,000 for the repurchased shares. For accounting purposes the stock is treated as treasury stock until the Company decides to retire or resell the stock. These shares were retired in 2001.

        During 2001, the Company declared no dividends as a result of continued losses from operations. Also during 2001 the Company repurchased 61,000 shares of common stock. The Company paid approximately $193,000 for the repurchased shares. The shares were retired.

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

        The Rights, which will trade with the common stock, become exercisable to purchase one one-hundredth of a share of the new preferred stock, at $30.00 per Right, when someone acquires 15% or more of the Company's common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. The Rights can be redeemed by the Board of directors for $0.01. Under certain circumstances, if someone acquires 15% or more of the common stock, the Rights permit stockholders other than the acquirer to purchase common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. In addition, in the event of certain business combinations, the Rights permit purchase of the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in both cases. The rights expire on February 2, 2009. The Rights distribution will not be taxable to stockholders and will be issued to stockholders of record on February 26, 1999.

Note 11. Management Agreement

        Effective February 11, 1997, the Company entered into a Management Agreement with Home Asset Management Company, Inc. ("the Manager") for an initial term of two years to provide management services to the Company.

        The Manager received management fees and incentive compensation the management services provided to the Company.

  •
  1/8 of 1% per year to be paid monthly, of the principal amount of agency securities;

  •
  3/8 of 1% per year, to be paid monthly, of the principal amount of all mortgage loans other than agency securities; and

  •
  25% of the amount by which the Company's net income (before deducting the amount to be paid as incentive compensation) exceeds the annualized return on equity equal to the average ten year U.S. Treasury Rate plus 2%

        Management fees of approximately $2.3 million, $3.9 million and $3.6 million were recorded for the years ended December 31, 2001, 2000 and 1999, respectively. The incentive compensation was calculated for each fiscal quarter, and paid to the Manager quarterly in arrears before any income distributions were made to stockholders. There was no incentive compensation for the years ended December 31, 2001 and 2000. The agreement was terminated in December of 2001. Payment of $10 million to the Manager by the Company released the Company from further obligations under the Agreement. Employees of the Manager became employees of the Company and continued similar portfolio management activities. The $10 million payment was treated as a non-recurring expense as it has no future economic benefit.

Note 12. Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for 2001 and 2000 is as follows (dollars in thousands, except per share data):

	For the quarter ended Dec. 31, 2001	For the quarter ended Sept. 30, 2001	For the quarter ended June 30, 2001	For the quarter ended March 31, 2001
Total interest income	$10,923	$12,778	$14,151	$18,265
Interest expense	4,437	7,079	8,990	14,249
Premium amortization	4,050	6,934	2,960	2,476
Provision for loan losses	1,705	2,176	779	1,641
Net interest income (loss) after provision for loan losses	731	(3,411)	1,422	(101)
Other operating income	540	752	944	974
Purchase of management contract	10,000	—	—	—
Other expenses	4,546	1,462	1,555	1,467
Income (loss) before cumulative effect of change in accounting principle	(13,245)	(4,121)	811	(594)
Cumulative effect of change in accounting principle adoption of SFAS 133	—	—	—	(1,106)
Net income (loss)	(13,245)	(4,121)	811	(1,700)
Net income (loss) per share:
Before cumulative effect of change in accounting principle	(1.66)	(0.52)	0.10	(0.07)
After cumulative effect of change in accounting principle	(1.66)	(0.52)	0.10	(0.21)
	For the quarter ended Dec. 31, 2000	For the quarter ended Sept. 30, 2000	For the quarter ended June 30, 2000	For the quarter ended March 31, 2000
Total interest income	$19,258	$19,875	$22,334	$25,070
Interest expense	15,624	16,925	17,923	18,856
Premium amortization	2,338	2,500	2,497	3,438
Provision for loan losses	991	2,396	1,095	402
Net interest income (loss)	305	(1,946)	819	2,374
Other operating income	1,173	1,006	1,329	1,047
Other expenses	1,654	1,791	1,849	1,918
Impairment on retained interest in securitization	391	4,702	—	—
Net income (loss)	(567)	(7,433)	299	1,503
Net income (loss) per share of common stock—basic and diluted	(0.07)	(0.92)	0.04	0.19

Note 13. Commitments to Extend Credit

        In the ordinary course of business, the Company has commitments that are not reflected in the accompanying financial statements. The Company enters into financial instruments with off-balance sheet risk through the origination and sale of mortgage loans and the management of the related loss exposure caused by fluctuations in interest rates. These financial instruments include commitments to extend credit (mortgage loan pipeline) and mandatory forward commitments to sell loans. The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 2001 (dollars in thousands):

Commitments to originate loans	$29,462
Mandatory commitments to sell loans	21,041

        The Company's pipeline of loans in process includes loan applications in various states of processing. Until all required documentation is provided and underwritten, there is no credit risk to the Company. There is no interest rate risk until a rate commitment is extended by the Company to the borrower. Some of these commitments will ultimately be denied by the Company or declined by the borrower, and therefore, the commitment amounts do not necessarily represent future cash requirements.

Note 14. Lease Commitments

        The Company rents certain premises and equipment under non-cancelable operating leases expiring at various dates through the year 2007. Rental expense under such leases is included in general and administrative expenses and totaled $171,000, in 2001. In previous years rental expense was paid by the Manager (see Note 12 Management Agreement). Future minimum lease payments under these leases as of December 31, 2001, were as follows (dollars in thousands):

Year ending December 31:
2002	$1,191
2003	1,123
2004	1,185
2005	881
2006	284
Thereafter	133

$4,797

Note 15. Commitments and Contingencies

        On January 28, 2000, the Company sold $66.0 million in Mortgage Loans Held-for-Investment back to the originator that sold these loans to the Company during the fourth quarter of 1999. Certain irregularities were discovered during the Company's routine post-funding quality control review related to underwriting compliance and loan documents. The buyback was pursuant to certain representations and warranty obligations of the originator related to underwriting criteria and regulatory compliance. The financial statement impact of this transaction was a reduction of mortgage loans held for investment along with related premium and a corresponding decrease in short term debt. Company equity in this transaction (mortgage loans held for investment minus short term debt) was returned in cash. There were no significant income statement affects.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized, in the City of San Diego, State of California, on the 1st day of April, 2002.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
By:	/s/ JOHN M. ROBBINS John M. Robbins Chief Executive Officer
Signature		Title	Date
By:	/s/ JOHN M. ROBBINS John M. Robbins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 1, 2002
By:	/s/ JAY M. FULLER Jay M. Fuller	President and Chief Operating Officer Principal Operating Officer)	April 1, 2002
By:	/s/ JUDITH A. BERRY Judith A. Berry	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
By:	/s/ JAMES BROWN H. James Brown	Director	April 1, 2002
By:	/s/ KEITH JOHNSON Keith Johnson	Director	April 1, 2002
By:	/s/ RAY MCKEWON Ray McKewon	Director	April 1, 2002
By:	/s/ RICHARD T. PRATT, PH.D. Richard J. Pratt, Ph.D.	Director	April 1, 2002
By:	/s/ MARK J. RIEDY, PH.D. Mark J. Reidy, Ph.D.	Director	April 1, 2002
By:	/s/ JOHN ROCCHIO John Rocchio	Director	April 1, 2002

S-1

QuickLinks

TABLE OF CONTENTS
  ITEM 1. BUSINESS
Business Risk Factors
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
Exhibit Index
FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT
INDEX TO FINANCIAL STATEMENTS
American Residential Investment Trust, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share and per share data)
American Residential Investment Trust, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share data)
American Residential Investment Trust, Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (in thousands, except share data)
American Residential Investment Trust, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)
AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES