Form 10-K/A
period 2001-12-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2002-04-26
CIK 1035744

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13485

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
(Exact name of Registrant as specified in its charter)

MARYLAND (State or other Jurisdiction of Incorporation or Organization)	33-0741174 (IRS Employer Identification No.)

10421 Wateridge Circle, Suite 250
San Diego, California 92121

(Address, including zip code of principal executive offices)

(858) 909-1200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class
 Common Stock ($0.01 par value)

Name of each exchange on which registered
 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        At January 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $12.7 million, based upon the closing price of the Registrant's common stock on the New York Stock Exchange on that date.

        The number of shares of the Registrant's common stock outstanding as of March 27, 2002 was 7,879,190.

EXPLANATORY NOTE

        The undersigned Registrant hereby amends entirely Part III of its Annual Report for the fiscal year ended December 31, 2001 on Form 10-K as set forth in the pages attached hereto:

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information, as of March 31, 2002, with respect to age and background of American Residential's directors:

Name	Position With American Residential	Age	Director Since
Class II directors nominated for election at the 2002 Annual Meeting of Stockholders:
Keith Johnson	Director	59	2001
Richard T. Pratt	Director	65	1997
Class III directors whose terms expire at the 2003 Annual Meeting of Stockholders:
John M. Robbins	Chairman of the Board, Chief Executive Officer and Director	54	1997
Jay M. Fuller	President, Chief Operating Officer and Director	51	1997
Mark J. Riedy	Director	59	1997
Class I directors whose terms expire at the 2004 Annual Meeting of Stockholders:
H. James Brown	Director	61	1997
Ray W. McKewon	Director	53	1997
John C. Rocchio	Director	39	2001

        Keith Johnson is Vice Chairman of Fieldstone Communities, Inc., and has held that position since April, 1999. He co-founded the Fieldstone Group of Companies in 1981 and served as Chief Executive Officer of Fieldstone Communities, Inc. from November 1993 through December 1999. Mr. Johnson currently serves as a director of Fieldstone Communities, Inc., and Hardage Suite Hotels, LLC. Mr. Johnson serves on advisory boards to the University of San Diego and San Diego State University, and several charitable organizations. Mr. Johnson is President of the Johnson Family Foundation and Vice Chairman of the Fieldstone Foundation, and serves on the boards of The Nature Conservancy of California and the San Diego Symphony.

        Richard T. Pratt, Ph.D. currently serves as Chairman of Richard T. Pratt Associates, a position he has held since 1992, at which he performs consulting activities. Dr. Pratt also held the position of Professor of Finance at the David Eccles School of Business at the University of Utah from 1966 to 1998, when he retired. From 1983 to 1991, Dr. Pratt served as Chairman of Merrill Lynch Mortgage, Inc., a subsidiary of Merrill Lynch & Company. From 1991 to 1994, Dr. Pratt served as Managing Director of the Financial Institutions Group of Merrill Lynch. Dr. Pratt was Chairman of the Federal Home Loan Mortgage Corporation from 1981 to 1983, and served as Chairman of the Federal Savings and Loan Insurance Corporation from 1981 to 1983. Dr. Pratt also serves as a director of Celtic Bank, Salt Lake City.

        John M. Robbins has served as Chairman of the Board of Directors, Chief Executive Officer and Director of American Residential since its formation in February 1997. Prior to joining American Residential, Mr. Robbins was Chairman of the Board of Directors of American Residential Mortgage Corporation ("AMRES Mortgage") from 1990 until 1994 and President of AMRES Mortgage from the time he co-founded it in 1983 until 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1973. Mr. Robbins has served two terms on the Board of Governors and the Executive Committee of the Mortgage Bankers Association of America, and has served on FNMA's National Advisory Board.

Mr. Robbins also serves as a director of Garden Fresh Restaurant Corporation and the University of San Diego.

        Jay M. Fuller has served as President, Chief Operating Officer and Director of American Residential since its formation in February 1997. Prior to joining American Residential, Mr. Fuller served as President of Victoria Mortgage from 1995 to 1996. Mr. Fuller was an Executive Vice President and Chief Administration Officer of AMRES Mortgage from 1985 to 1994 and Senior Vice President from 1983 to 1985. In these capacities, at various times, Mr. Fuller was responsible for, among other things, mortgage loan administration and servicing for AMRES Mortgage. Mr. Fuller has worked in the mortgage banking industry continuously since 1975. Mr. Fuller currently serves on the Board of Santa Fe Christian Schools.

        Mark J. Riedy, Ph.D. is currently employed as the Ernest W. Hahn Professor of Real Estate Finance at the University of San Diego. In such capacity, he teaches courses in real estate finance. Prior to his employment at the University, Dr. Riedy served as President and Chief Executive Officer of the National Council of Community Bankers in Washington, D.C. from 1988 to 1992. From 1987 to 1988, Dr. Riedy served as President and Chief Operating Officer of the J. E. Robert Companies. Dr. Riedy was President, Chief Operating Officer and Director of the Federal National Mortgage Association from 1985 to 1986. Dr. Riedy currently serves as a director of Pan Pacific Retail Properties, Inc. and two other private companies.

        H. James Brown, Ph.D. has served as the President and Chief Executive Officer of the Lincoln Institute of Land Policy since 1996, an educational institution formed to study and teach land policy, including land economics and land taxation. Prior to 1996, Dr. Brown was a professor at the Kennedy School of Government at Harvard University from 1970 to 1996. During his tenure at Harvard University, Dr. Brown served as a director of the Joint Center Housing Studies, Chairman of the City and Regional Planning Program and as Director of the State, Local and Intergovernmental Center at Harvard University and MIT/Harvard University Joint Center for Urban Studies. In addition, Dr. Brown has served as a Managing Partner of Strategic Property Investments, Inc., a company specializing in real estate asset management from 1988 to 1991. Dr. Brown also serves as a director of Building Materials Holding Company, a distributor and retailer of building materials.

        Ray W. McKewon is a co-founder and Executive Vice President of Accredited Home Lenders, a mortgage banking firm founded in 1990 which specializes in sub-prime credit. From 1980 to 1990, Mr. McKewon was a managing partner of the Enterprise Management Company, a venture capital firm that he co-founded and which provided capital to companies including Dura Pharmaceuticals, Cytotech (sold to Quidel), Impulse Enterprise, McKewon & Timmins (sold to First Affiliated), Garden Fresh Restaurants, Intelligent Images (merged into and renamed Darox) and Sunward Technology (merged into Read-Rite).

        John C. Rocchio currently performs investment management services for Trust Company of the West and has done so since November 1995. Mr. Rocchio is also a director of Color Spot Nurseries, Inc. Mr. Rocchio was appointed to the Board of American Residential pursuant to that certain Termination and Release Agreement which provided Home Asset Management Corp. (the "Manager") with the right to designate a nominee to the Board and also to the Compensation Committee. The Manager designated John C. Rocchio and the Board elected him to fill the vacancy on the Board and added him to the Compensation Committee. See "Item 13: Certain Relationships and Related Transactions."

        There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires American Residential's executive officers, directors and persons who beneficially own more than 10% of American Residential's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish American Residential with copies of all Section 16(a) forms filed by such person.

        Based solely on American Residential's review of such forms furnished to American Residential and written representations from certain reporting persons, American Residential believes that all filing requirements applicable to American Residential's executive officers, directors and more than 10% stockholders were complied with.

        Information regarding our executive officers is contained in Item 1 of our Annual Report on Form 10-K filed with the SEC April 1, 2002, under the heading "Executive Officers of the Company."

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation of the Chief Executive Officer of American Residential and each of American Residential's four other most highly compensated executive officers (the "Named Executive Officers"), for services rendered in all capacities to American Residential during the fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001.

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary(1)		Bonus (2)			Securities Underlying Options/SARS
John M. Robbins Chief Executive Officer and Chairman of the Board of Directors	2001 2000 1999	$ $ $	395,200 395,200 397,183		$0 0 75,000
Jay M. Fuller President and Chief Operating Officer	2001 2000 1999	$ $ $	298,167 297,822 298,201	$ $ $	0 0 0		0 0 75,000
Judith A. Berry Executive Vice President and Chief Financial Officer	2001 2000 1999	$ $ $	225,000 225,461 121,875	$ $ $	0 112,500 166,875	(3) (3)	0 0 100,000
Lisa S. Faulk Senior Vice President, Operations	2001 2000 1999	$ $ $	161,258 160,000 121,250	$ $ $	0 0 64,789	(4)	0 0 20,000
Randall A. Myres Senior Vice President, Chief Information Officer	2001 2000 1999	$ $ $	135,833 125,090 57,292		$12,000 0 10,000		0 0 35,000

(1)
All base salary amounts are paid directly by American Residential. Such amounts were previously reimbursed to American Residential by the Manager pursuant to a Management Agreement, however, that Management Agreement was terminated by that certain Termination and Release Agreement. See "Item 13: Certain Relationships and Related Transactions."

(2)
Bonus amounts are paid directly by American Residential. Such amounts were previously reimbursed to American Residential by the Manager pursuant to a Management Agreement, however, that Management Agreement was terminated by that certain Termination and Release Agreement. See "Item 13: Certain Relationships and Related Transactions." Bonuses are paid solely at the discretion of the Board of American Residential.

(3)
Ms. Berry received a performance bonus of $112,500 and a signing bonus of $54,375 in 1999 and a performance bonus of $112,500 in 2000.

(4)
Ms. Faulk received a signing bonus of $21,789 and a performance bonus of $43,000 in 1999.

STOCK OPTIONS

        No options to purchase American Residential's common stock were granted during the fiscal year ended December 31, 2001 to the Named Executive Officers and the Named Executive Officers did not exercise any options in fiscal year 2001.

        The following table provides information with respect to unexercised options held as of December 31, 2001, by the Named Executive Officers:

Fiscal Year-End Option/SAR Values(1)

	Number of Securities Underlying Unexercised Options/SARs at December 31, 2001
Name
	Exercisable		Unexercisable
John M. Robbins	295,000	(2)	0
Jay M. Fuller	295,000	(2)	0
Judith A. Berry	100,000		0
Lisa S. Faulk	70,000		0
Randall A. Myres	35,000		0

(1)
The fiscal year-end value of "in-the-money" stock options and SARs granted in tandem with such options represents the difference or a portion of the difference between the exercise price of such options and SARs, respectively, and the fair market value of American Residential's common stock as of December 31, 2001. The fair market value of American Residential's common stock on December 31, 2001 was $2.10 per share, the closing price of the common stock reported on the New York Stock Exchange on such date. None of the options or SARs held by the Named Executive Officers were "in the-money" on December 31, 2001.

(2)
Includes options to purchase shares of common stock and SARs granted in tandem with certain options. The SARs are for 35% of the difference between the fair market value of the common stock at the time the related option is exercised and the exercise price, up to a maximum of $20 per share.

Compensation of Directors

        Each independent director of American Residential will be paid annual compensation of $15,000 with an additional $1,000 paid for attendance at a regularly scheduled Board meeting and $500 for attendance at a special or committee meeting. All directors will be reimbursed for any expenses related to attendance at meetings of the Board or committees of the Board. In addition to cash compensation, each non-employee director of American Residential receives an initial grant of options to purchase 7,500 shares of the common stock of American Residential at the time he begins service as a director. The initial grant is at fair market value and will vest over a three-year period (one-third every twelve months). Thereafter, each non-employee director of American Residential who has served continuously for at least six months as of the date of that year's annual meeting of stockholders, receives an automatic grant of options to purchase 7,500 shares of the common stock of American Residential on the date of such meeting. Such grant is at fair market value and will vest after one year.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        Home Asset Management Corp., a Delaware corporation (the "Manager") entered into Employment and Non-Competition Agreements with Mr. Robbins and Mr. Fuller effective as of

February 11, 1997 (the "Employment Agreements"). The Employment Agreements are for a term of five years, commencing on February 11, 1997 and provide for a minimum monthly base salary of not less than $25,000 in the case of Mr. Robbins and $20,833 in the case of Mr. Fuller. The Employment Agreements also provide for one year's salary to be paid upon termination of either of such employees without cause. Bonus payments in 2000 and 2001 were at the discretion of the board of directors of the Manager. Subsequent to 1998, the Employment Agreements provide for payment of a bonus of up to 100% of base salary if certain financial targets and objectives are achieved. The annual base compensation for Mr. Robbins and Mr. Fuller was subsequently increased to $395,200 and $297,822, respectively. American Residential assumed the rights, obligations and liabilities of the Employment Agreements in connection with the termination of that certain Management Agreement pursuant to that certain Termination and Release Agreement. See "Item 13: Certain Relationships and Related Transactions." The Employment Agreements terminated pursuant to their terms on February 11, 2002, however the Board of American Residential approved a one-year extension of the Employment Agreements on January 30, 2002.

        The Manager also entered into an Employment and Non-Competition Agreement with Ms. Berry effective as of June 14, 1999 (the "CFO Agreement"). The CFO Agreement is for 30 months, commencing on June 14, 1999, and provides for a minimum monthly base salary of not less than $18,750. The CFO Agreement also provides for one year's salary to be paid upon termination of Ms. Berry's employment without cause. A minimum assured bonus payment of $112,500 was paid to Ms. Berry for 2000. Subsequent to 2000, the CFO Agreement provides for a payment of a bonus of up to 100% of base salary if certain financial targets and objectives are achieved. American Residential entered into an agreement with Ms. Berry, whereby all financial obligations of the Manager, related to Ms. Berry's compensation, were guaranteed by American Residential. If the Manager had failed to pay any agreed upon salary or bonus to Ms. Berry, American Residential would have been obligated to make the payments. American Residential assumed the rights, obligations and liabilities of the CFO Agreement in connection with the termination of that certain Management Agreement pursuant to that certain Termination and Release Agreement. See "Item 13: Certain Relationships and Related Transactions." The CFO Agreement terminated pursuant to its terms on December 14, 2001, however the Board of American Residential approved a one-year extension of the CFO Agreement on January 30, 2002.

        Mr. Robbins and Mr. Fuller each own stock of the Manager. See "Item 13: Certain Relationships and Related Transactions."

        The Manager also entered into letter agreements with Ms. Faulk and Mr. Myres, which provide for annual base compensation of $125,000 each. The annual base compensation for Ms. Faulk and Mr. Myres was subsequently increased to $185,000 and $150,000, respectively. In addition, the agreements provide for bonus payments after 1998 of up to 75% of Ms. Faulk's and Mr. Myres' base salaries if certain financial targets and objectives are achieved. American Residential assumed the rights, obligations and liabilities of the letter agreements in connection with the termination of that certain Management Agreement pursuant to that certain Termination and Release Agreement. See "Item 13: Certain Relationships and Related Transactions."

        All options and SARs granted to date pursuant to American Residential's 1997 Stock Incentive Plan and American Residential's 1997 Stock Option Plan contain provisions pursuant to which unvested portions of outstanding options become fully vested upon a change of control in American Residential, as defined under the relevant plan.

        Each of the officers of the Manager has modified his Employment Agreement with the Manager, which allowed each such person to become an employee of American Residential. The Manager previously reimbursed American Residential on a dollar for dollar basis for the actual cost to American Residential of paying the base salaries of such officers, however, such relationship was terminated upon the execution of that certain Termination and Release Agreement. See "Item 13: Certain Relationships and Related Transactions."

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee in fiscal year 2001 were David E. De Leeuw, Richard T. Pratt and Mark J. Riedy, until Mr. De Leeuw resigned and Mr. Johnson was appointed to fill that vacancy. In addition, Mr. Rocchio was appointed to the Compensation Committee in 2001. None of these members have ever been officers or employees of American Residential or any of its subsidiaries.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

        The Compensation Committee is comprised of three non-management directors of the Board. No member of the Committee has been an executive officer or employee of American Residential since American Residential commenced operations on February 11, 1997.

        The Compensation Committee is responsible for reviewing the annual base and incentive compensation for executive officers and setting and administering the policies governing equity compensation of executive officers. Aggregate compensation is intended to be set at a level competitive with the amounts paid to the management of similarly sized companies in similar industries. The Compensation Committee also evaluates the performance of management. A primary goal of the Compensation Committee is to align the compensation of executive officers with the Company's performance and to motivate executive officers to achieve the Company's business objectives.

        Compensation of American Residential's executive officers consists primarily of base salary, bonuses based upon each executive officer's performance and longer term equity incentives. Subsequent to American Residential's initial public offering in October 1997, although American Residential paid the base salaries of the executive officers, it was reimbursed quarterly by the Manager for all costs incurred with respect to such payments. Accordingly, all salary levels for executive officers were determined by the board of directors of the Manager, rather than the Compensation Committee. Annual incentive bonus amounts paid after January 1, 1999 were paid by American Residential and reimbursed quarterly by the Manager, and as such were determined by the Manager's board of directors. In December 2001 pursuant to that certain Termination and Release Agreement, this arrangement was terminated. Base salaries and bonuses are now paid directly by American Residential. The Committee determines the levels of stock option grants to be made to executive officers under the 1997 Stock Option Plan.

Base Salaries

        The Chief Executive Officer's and President's annual base salaries were originally set pursuant to the terms of at-will employment agreements negotiated with investors at the time of American Residential's initial organization in February 1997. Each of the executive officers' base salaries were originally negotiated at the time the executive officer was hired. The Employment Agreements and the CFO Agreement were extended for on year by the Board of American Residential on January 30, 2002. See this section, "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

Bonuses

        Bonus payments in 2001 were at the discretion of the Manager. Bonuses in 2002 will be at the discretion of the Board of American Residential.

Equity Compensation

        It is the policy of the Compensation Committee that a significant portion of the annual compensation of each executive officer be contingent upon the performance of American Residential. The Committee also believes that employee equity ownership provides a major incentive to employees in building stockholder value and serves to align the interests of employees with stockholders.

        The Committee compares the stock ownership and options held by each executive officer with equity positions held by executive officers of similarly sized companies in similar industries.

Chief Executive Officer Compensation

        The compensation of the Chief Executive Officer is based upon the same criteria outlined above for the executive officers of American Residential. Mr. Robbins received no bonus payment with respect to 2001.

        This Report is being made over the names of all of the Board members of American Residential because the full Board made the compensation decisions in fiscal year 2001, rather than the Compensation Committee.

                      THE COMPENSATION COMMITTEE
                      H. James Brown
                      Jay M. Fuller
                      Keith Johnson
                      Ray W. McKewon
                      Richard T. Pratt
                      Mark J. Riedy
                      John M. Robbins
                      John C. Rocchio

Comparison of Stockholder Return

        Set forth below is a line graph comparing changes in the cumulative total return on American Residential's common stock, a broad market index (the "S&P-500 Index") and a peer group industry index ("Peer Group Index") for the period commencing on October 28, 1997, the date the common stock commenced trading on the New York Stock Exchange, and ending on December 31, 2001.

Comparison of Cumulative Total Return From October 28, 1997 through December 31, 2001 (1)

American Residential Investment Trust, Inc., Peer Group Index (2), S&P 500 Index

	10/28/97	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01
American Residential	100.00	79.17	36.67	47.77	16.00	15.36
Peer Group Index	100.00	90.52	43.77	40.63	41.23	95.25
S&P 500 Index	100.00	105.27	133.34	159.38	143.22	124.90

(1)
Assumes that $100.00 was invested on October 28, 1997 in American Residential's common stock at a price per share equal to $15.00 and each index and that all dividends were reinvested. Dividends have been declared on American Residential's common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(2)
The self determined Peer Group Index is comprised of the following companies: NovaStar Financial, Inc.; Impac Mortgage Holdings, Inc.; Annaly Mortgage Management, Inc.; Redwood Trust, Inc.; Dynex Capital, Inc.; Capstead Mortgage Corp.; and Thornburg Mortgage, Inc. These are publicly traded companies that are predominantly in the residential mortgage REIT business. Prior to January 1, 2000 the peer group included IndyMac Bancorp, Inc. (formerly IndyMac Mortgage Holdings, Inc.). Effective January 1, 2000 IndyMac Bancorp, Inc. relinquished its REIT status and has subsequently been removed from the peer group index for the fiscal years ended December 31, 2000 and 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of April 12, 2002, with respect to the beneficial ownership of American Residential's common stock by (i) all persons known by American Residential to be the beneficial owners of more than 5% of the outstanding common stock of American Residential, (ii) each director and director-nominee of American Residential, (iii) each executive officer of American Residential named in the Summary Compensation Table below, and (iv) all executive officers and directors of American Residential as a group.

	Shares Beneficially Owned (2)
Name and address of Beneficial Owner (1)	Number of Shares	Percentage of Class(3)
MDC REIT Holdings, LLC(4)	1,600,000	20.3%
Howard Amster (5)	687,500	8.7
H. James Brown (6)	30,509	*
Keith Johnson	35,053	*
Ray W. McKewon (6)	30,750	*
Richard T. Pratt (6)	38,300	*
Mark J. Riedy (6)	51,000	*
John M. Robbins (7)	424,653	5.2
John C. Rocchio (8)	0	*
Jay M. Fuller (7)	351,600	4.4
Judith A. Berry (9)	109,980	1.4
Lisa S. Faulk (10).	70,000	*
Randall A. Myres (11)	55,000	*
All Directors and Executive Officers as a group (13 persons) (12)	1,268,845	14.3

*
Represents less than 1% of the outstanding shares of American Residential's common stock.

(1)
Unless otherwise indicated, the address for each person or entity named above is c/o American Residential Investment Trust, Inc., 10421 Wateridge Circle, Suite 250, San Diego, California 92121.

(2)
Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

(3)
Calculated on the basis of 7,880,909 shares of common stock outstanding, except that shares of common stock underlying options exercisable within 60 days of April 12, 2002, are deemed to be outstanding pursuant to the rules of the Securities and Exchange Commission for purposes of calculating the beneficial ownership of securities of the holders of such options.

(4)
The address for MDC REIT Holdings, LLC ("Holdings") is 11000 Santa Monica Boulevard, Los Angeles, California 90025. The managing member of Holdings is Home Asset Management Corp. (the "Manager"). Accordingly, the Manager may be deemed to have voting control of the shares of American Residential's common stock held by Holdings with respect to ordinary and usual matters. Transactions which could result in the disposition of the shares of American Residential's common stock by Holdings require the approval of the members of Holdings having membership interests which constitute more than 80% of all membership interests. No single member or group of affiliated members of Holdings holds 80% of the membership interests of Holdings. The shares of American Residential's common stock held by Holdings have been pledged as collateral to certain entities affiliated with TCW/Crescent Mezzanine, L.L.C. See "Item 13: Certain Relationships and Related Transactions."

(5)
This information is from the Schedule 13D filed on September 17, 1998 by Mr. Amster. Mr. Amster's address is 23811 Chagrin Blvd., #200, Beachwood, OH 44122-5525. Mr. Amster has sole voting power of 607,500 shares and shared voting power of 23,800 shares. Ramat Securities Ltd. owns 80,000 shares and Mr. Amster owns 83% of Ramat Securities. Mr. Amster disclaims beneficial ownership of the following shares which are not included in the Beneficial Ownership table: 4,800 shares held by Tamara F. Gould IRA, Mr. Amster and Tamara Gould are husband and wife; 65,200 shares held by Gould Trading Company, which is 100% owned by Tamara Gould; 3,600 shares held by Amster Ltd. Partnership, of which Mr. Amster is a General Partner; 11,600 shares held by Amster Trading Co. Charitable Remainder Unitrust, of which Mr. Amster has the right to change the trustee; 8,200 shares held by Howard M. Amster Charitable Remainder Unitrust, of which Mr. Amster has the right to change the trustee; and 400 shares held by Pleasant Lake Apt. Ltd. Partnership, of which Mr. Amster is the President.

(6)
Includes 30,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 12, 2002.

(7)
Includes 295,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 12, 2002.

(8)
See Note 4. Mr. Rocchio is an officer and director of TCW Asset Management Company and is affiliated with other TCW entities, including TCW/Crescent Mezzanine Partners, L.P., TCW/Crescent Mezzanine Trust, TCW/Crescent Mezzanine Investment Partners, L.P., Crescent/Mach I Partners, L.P. and TCW Shared Opportunity Fund II, L.P. (collectively, the "TCW Entities"). The TCW Entities own approximately 30% of the membership interest in Holdings, which is the beneficial owner of 1,600,000 shares of American Residential's common stock. The TCW Entities also own warrants to purchase 666,667 shares, or 34.7% of the common stock of the Manager, the managing member of Holdings (and, until December 20, 2001, American Residential's external REIT manager). Mr. Rocchio disclaims any beneficial interest in the 1,600,000 shares of American Residential common stock that are subject to the TCW Entities' security interest.

(9)
Includes 100,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 12, 2002.

(10)
Represents 70,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 12, 2002.

(11)
Includes 35,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 12, 2002.

(12)
See Notes 6-11. Includes 985,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 12, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        American Residential and the Manager entered into a Management Agreement pursuant to which American Residential paid base Management fees and incentive compensation to the Manager (the "Management Agreement"). In 2001, the Manager accrued approximately $2.3 million in fees pursuant to the Management Agreement. The executive officers and certain directors of American Residential were also executive officers and directors of the Manager, however they resigned in connection with the Termination Agreement (as defined below). In December 2001, the Company completed a transaction with the Manager and the TCW Entities (the "Buy-Out Transaction") whereby the Company paid the Manager $10 million in exchange for terminating the Management Agreement, removing the Company as a party to the Securities Purchase Agreement and certain other concessions pursuant to a Termination and Release Agreement (the "Termination Agreement") and an amendment to the Securities Purchase Agreement (the "Amended Securities Agreement"). The Termination Agreement

provided the Manager with the right to designate a nominee to the Board of American Residential and also to the Compensation Committee. The Manager designated John C. Rocchio and the Board elected him to the Board and added him to the Compensation Committee. In addition, American Residential agreed to nominate Mr. Rocchio for re-election at subsequent annual meetings of stockholders, provided that the Manager and the TCW Entities collectively beneficially own at least 800,000 shares of common stock of American Residential. Mr. Rocchio is an officer and director of TCW Asset Management Company and is affiliated with the other TCW Entities. The TCW Entities own approximately 30% of the membership interest in Holdings, which is the beneficial owner of 1,600,000 shares of American Residential's common stock. The TCW Entities also own warrants to purchase 666,667 shares, or 34.7% of the common stock of the Manager, the managing member of Holdings (and, until December 20, 2001, American Residential's external REIT manager). The TCW Entities, American Residential, Holdings and the Manager are parties to a Securities Purchase Agreement dated as of February 11, 1997, and as amended, pursuant to which the TCW Entities purchased and currently hold $25,000,000 aggregate principal amount of the 12% Senior Secured Notes due February 11, 2002 (the "Notes") issued by the Manager and guaranteed by Holdings. Pursuant to the Buy-Out Transaction, the Amended Securities Agreement resulted in American Residential being removed from the Securities Purchase Agreement as a party. Holding's guaranty of the Notes is secured by a pledge of the 1,600,000 shares of American Residential's common stock owned by Holdings. The Manager is in default with respect to the Notes. The TCW Entities have not issued waivers of the Manager's defaults and are currently entitled to foreclose upon their security interest. The TCW Entities, the Manager and Holdings are in discussions with regard to the resolution of the Manager's defaults, which could result in the TCW Entities' acquisition of the American Residential common stock held by Holdings.

        In connection with the Buy-Out Transaction, American Residential entered into a Voting Agreement with the Manager and Holdings whereby the Manager and Holdings agreed to vote the shares of American Residential common stock held by Holdings in favor of any proposal made solely to revoke the Company's status as a REIT or amend the Company's charter and bylaws to remove any restrictions related to the Company's status as a REIT.

        In connection with the Buy-Out Transaction, American Residential entered into a Senior Subordinated Secured Revolving Loan Agreement (the "Loan Agreement") with the TCW Entities. The Loan Agreement allows American Residential to borrow up to $5,000,000 on a revolving basis for one year following the date of the Loan Agreement. Interest is payable at the end of each calendar quarter based on outstanding borrowings. The Loan Agreement also provides that American Residential at its option, can extend the Loan Agreement for two additional, one-year periods.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April            , 2002.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
By:	/s/ JOHN M. ROBBINS John M. Robbins Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
PART III
SUMMARY COMPENSATION TABLE
STOCK OPTIONS
Fiscal Year-End Option/SAR Values (1)
SIGNATURE