Form 10-Q
period 2002-03-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2002-05-15
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-13485

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0741174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10421 Wateridge Circle, Suite 250
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 909-1200
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

☒    YES                   ☐    NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,880,090 as of April 20, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets, Unaudited

(in thousands, except share and per share data)

ASSETS
	March 31, 2002	December 31, 2001

Cash and cash equivalents	$8,647	$10,945
Mortgage loans held for sale, net, pledged	120,991	38,095
Bond collateral, mortgage loans, net	397,061	452,152
Bond collateral, real estate owned	9,795	9,226
Retained interests in securitization	1,495	1,582
Derivative financial instruments	5,459	926
Accrued interest receivable	2,609	3,048
Due from affiliate	—	159
Investment in American Residential Holdings, Inc.	1,863	1,789
Other assets	2,375	1,802
	$550,295	$519,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$120,544	$35,265
Long-term debt, net	369,101	422,349
Accrued interest payable	93	85
Due to affiliate	1,871	1,786
Accrued expenses and other liabilities	2,167	1,612
Total liabilities	493,776	461,097

Stockholders’ Equity:
Preferred stock, par value $.01 per share; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,880,090 shares issued and outstanding at March 31, 2002 and 7,959,900 shares issued and outstanding at December 31, 2001	79	80
Additional paid-in-capital	108,797	108,995
Accumulated other comprehensive income	446	448
Accumulated deficit	(52,803)	(50,896)
Total stockholders’ equity	56,519	58,627
	$550,295	$519,724

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss, unaudited

(in thousands, except per share data)

	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001

Interest income:
Mortgage assets	$10,021	$18,077
Cash and investments	30	188
Total interest income	10,051	18,265
Interest expense	3,828	14,249
Net interest spread	6,223	4,016
Premium amortization	3,100	2,476
Net interest income	3,123	1,540
Provision for loan losses	2,103	1,641
Net interest income after provision for loan losses	1,020	(101)
Other operating income:
Gain on sale of mortgage loans	1,552	—
Management fee income	28	51
Equity in income of American Residential Holdings, Inc.	74	111
Prepayment penalty income	340	821
Unrealized losses on interest rate cap agreements	—	(9)
Total other operating income	1,994	974
Net operating income	3,014	873
Other expenses:
Loss on sale of real estate owned, net	85	252
(Gain) on derivative financial instruments	(304)	—
Underwriting costs on loan orginations	44	—
Management fees	—	766
Professional fees	764	258
General and administrative expenses	4,332	191
Total other expenses	4,921	1,467
Loss before cummulative effect of a change in accounting princple	(1,907)	(594)
Adoption of SFAS 133 Accounting Change:
Reduce cap agreement cost to market	—	(1,106)
Net loss	(1,907)	(1,700)
Other comprehensive (loss) income
Unrealized (losses) gains on retained interests in securitization	(2)	33
	$(1,909)	$(1,667)

Loss per share before cumulative effect of accounting change	$(0.24)	$(0.07)
Loss per share of common stock-basic and diluted	(0.24)	(0.21)

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,907)	$(1,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of mortgage assets premiums	3,100	2,481
Amortization of CMO capitalized costs	158	225
Cumulative effect of change in accounting principle	—	1,106
Amortization of interest rate cap agreements	—	9
Amortization of CMO premium	—	(39)
Provision for loan losses	2,103	1,641
Equity in undistributed income of American Residential Holdings, Inc.	(74)	(111)
Decrease in deposits to retained interest in securitzation	—	8
Decrease on retained interest in securitization	85	4
Loss on sale of real estate owned	851	252
Mortgage loans held for sale, market adjustment	449	—
Proceeds from sale of mortgage loans held for sale	287,204	—
Mortgage loan originations	(370,549)	—
Decrease (increase) in accrued interest receivable	439	1,258
Decrease (increase) in other assets	(573)	(121)
Decrease (increase) in due from affiliate	159	(180)
Increase (decrease) in accrued interest payable	8	(52)
Increase (decrease) in accrued expenses and other liabilities	555	404
Increase (decrease) in due to affiliate	85	146
Derivative financial instruments	(4,533)	—
Net cash (used in) provided by operating activities	(82,440)	5,331
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans, net	45,258	65,368
Proceeds from sale of real estate owned	3,210	3,180
Net cash provided by investing activities	48,468	68,548
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in net borrowings from short-term debt	85,279	(1,095)
Dividends paid	—	(1,606)
Payments on long-term debt	(53,406)	(72,538)
Purchase of treasury stock	(199)	(196)
Net cash provided by (used in) financing activities	31,674	(75,435)
Net (decrease) increase in cash and cash equivalents	(2,298)	(1,556)
Cash and cash equivalents at beginning of period	10,945	14,688
Cash and cash equivalents at end of period	$8,647	$13,132
Supplemental information — interest paid	$3,820	$14,012
Non-cash transactions:
Transfers from bond collateral to real estate owned	$856	$2,074

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., (“AmRIT” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended March 31, 2002, have been included.  Certain reclassifications may have been made to prior interim period amounts to conform to the current presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

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

New Accounting Standards

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As permitted by SFAS 142, the Company adopted the new standard in the first quarter of the fiscal year 2002. Intangible assets are less than $1,000 and therefore adoption of SAS 142 has no material affect on the consolidated financial statements.

SFAS 144 provides guidance on how a long-lived asset that is used as a part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. The Company adopted SFAS 144 beginning January 1, 2002.  The Company does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company’s consolidated financial statements.

Note 2.  Loss Per Share

The following table illustrates the computation of basic and diluted loss per share (in thousands, except share and per share data):

	Quarter ended March 31, 2002	Quarter ended March 31, 2001
	(in thousands, except per share data)
	(unaudited)
Numerator:
Numerator for loss per share before cumulative effect of accounting change	$(1,907)	$(594)
Numerator for basic loss per share net earnings	(1,907)	(1,700)
Denominator:
Denominator for basic income per share — weighted average number of common shares outstanding during the period	7,918,805	7,970,133
Incremental common shares attributable to exercise of outstanding options	—	—
Denominator for diluted income per share	7,918,805	7,970,133

Loss per share before cumulative effect of accounting change	$(0.24)	$(0.07)
Basic and diluted loss per share	(0.24)	(0.21)

For the three months ended March 31, 2002 and 2001 there were 1,134,475 and 1,218,100 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 3.  Mortgage loans held for sale, net pledged

The AmRIT subsidiary, American Mortgage Network, Inc. (“AmNet”) has pledged loans held for sale to secure credit lines (warehouse facilities) from two financial institutions. See Note 7 Short-Term Debt.

Note 4.  Bond Collateral, Mortgage Loans, net

AmRIT has pledged mortgage loans and real estate owned, net, as collateral in order to secure long-term-debt.  Bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one to four-family residential properties.  All bond collateral is pledged to secure repayment of the related long-term-debt obligation.  All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the long-term-debt obligation.  The obligations under the long-term-debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT. The components of the bond collateral at March 31, 2002 and December 31, 2001 are summarized as follows (dollars in thousands)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral

At March 31, 2002
Mortgage loans	$24,762	$99,859	$153,414	$64,227	$46,545	$388,807
Unamoritized premium	923	3,066	6,020	2,219	1,001	13,229
Allowance for loan losses	(273)	(1,325)	(1,422)	(804)	(1,151)	(4,975)
	$25,412	$101,600	$158,012	$65,642	$46,395	$397,061

Weighted average net coupon	9.29%	9.81%	9.14%	8.98%	10.56%	9.47%
Unamortized premiums as a percent of Mortgage loans	3.73%	3.07%	3.92%	3.45%	2.15%	3.40%

At December 31, 2001
Mortgage loans	$32,340	$112,770	$173,118	$71,732	$50,719	$440,679
Unamoritized premium	1,127	3,978	7,233	2,623	1,369	16,330
Allowance for loan losses	(246)	(1,582)	(1,137)	(761)	(1,131)	(4,857)
	$33,221	$115,166	$179,214	$73,594	$50,957	$452,152

Weighted average net coupon	9.23%	9.99%	9.31%	9.29%	10.84%	9.65%
Unamortized premiums as a percent of Mortgage loans	3.48%	3.53%	4.18%	3.66%	2.70%	3.71%

The Company maintains an allowance for losses on mortgage loans held-for-investment and bond collateral, mortgage loans at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

Note 5.  Derivative Financial Instruments

The following is a summary of AmNet’s derivative instruments (dollars in thousands)(unaudited):

Security	Notional Amount	Strike	Puts Calls Futures	Short Long	Expires

Ten Year Treasuries	$450,000.00	105	Calls	Short	May 25, 2002
Ten Year Treasuries	$400,000.00	100	Puts	Short	May 25, 2002
Five year Treasuries	$150,000.00	1025	Puts	Short	May 25, 2002
Five year Treasuries	$500,000.00	1055	Calls	Short	May 25, 2002
Five year Treasuries	$800,000.00	1150	Calls	Long	May 25, 2002

These derivatives do not qualify for hedge accounting under SFAS 133 and, accordingly, have been accounted for as trading securities in the accompanying consolidated financial statements. The increase in fair market value of derivative financial instruments is included in the Consolidated Statements of Operations and Comprehensive Loss.

Note 6.  Bond Collateral, Real Estate Owned

The Company owned 141 properties and 148 properties as of March 31, 2002 and December 31, 2001, respectively.  Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal.  At March 31, 2002 and December 31, 2001 real estate owned totaled approximately $9.8 million and $9.2 million, respectively.

Note 7.  Short-Term Debt

As of March 31, 2002, short-term debt consists of a revolving credit line (warehouse facility) used to fund the Company’s lending activities. As of March 31, 2002, mortgage loans held for sale were pledged as collateral for the warehouse facility. The facility consists of borrowings of $120.5 million with two financial institutions for a maximum amount of $260 million, secured by mortgage loans held for sale, generally bearing interest at LIBOR plus spread (3.41% at March 31, 2002). The weighted–average interest rate was 3.22% in 2002 and the facility fee is 0.25% on the aggregate committed amount of the warehouse facility which matures on November 25, 2002. The facility is repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreement governing the facility contains a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of the Company.

In 2001, the Company entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bears interest at 12% and matures in December 2002, with provisions for extension of two additional one–year periods at the Company’s option. The Subordinated Loan Agreement contains a number of covenants, including covenants based on tangible net worth, cash flows, net income and liquidity of the Company. As of March 31, 2002, the Company has $3.0 million in borrowings on the Subordinated Loan Agreement.

Note 8.  Long-Term Debt, Net

The components of the long-term-debt at March 31, 2002 and December 31, 2001, along with selected other information are summarized below (dollars in thousands)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Long-Term Debt

At March 31, 2002
Long-term debt	$24,359	$94,055	$147,077	$57,535	$47,290	$370,316
Capitalized costs on long-term debt	(93)	(9)	(683)	(430)	—	(1,215)
Total long-term debt	$24,266	$94,046	$146,394	$57,105	$47,290	$369,101

Weighted average financing rates	2.37%	2.02%	3.27%	2.20%	2.97%	2.69%

At December 31, 2001
Long-term debt	$31,809	$107,574	$167,200	$65,546	$51,592	$423,721
CMO premium, net	—	—	—	—	—	—
Capitalized costs on long-term debt	(122)	(10)	(761)	(479)	—	(1,372)
Total long-term debt	$31,687	$107,564	$166,439	$65,067	$51,592	$422,349

Weighted average financing rates	2.56%	2.25%	3.45%	2.45%	3.27%	2.90%

Note 9.   Business Segments

The Company was reorganized into two segments: the Mortgage Asset Portfolio Investments—Spread Lending Business and the Mortgage Banking Business.  The Mortgage Asset Portfolio Investments—Spread Lending segment manages a portfolio of mortgage assets pledged as collateral for long-term debt. The Mortgage Banking Business originates home mortgage loans through a network of mortgage loan brokers.  These mortgage loans are subsequently sold to financial institutions.

The accounting policies of the segments are the same as described in Note 1 “Summary of Significant Accounting Policies and Practices.” The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment.

The table below reflects the first quarter activity by segment.

	Quarter Ended March 31, 2002 (000’s) (unaudited)

	Spread Lending	Mortgage Banking	Consolidated Totals

Net interest income after provision for loan losses	$(840)	$1,860	$1,020
Net gain on sale of loans	—	1,552	1,552
Segment income (loss) before taxes	(1,019)	(888)	(1,907)
Total assets	$419,228	$131,067	$550,295

For the purpose of internal management reporting, the Company records inter-segment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting.  Inter-segment assets and liabilities eliminated for consolidation purposes were $7.5 million for the three month period ending March 31, 2002.

Note 10.   Subsequent Events

The Company settled litigation on mutually agreeable terms for $6.1 million (net of certain legal fees) which was paid to the Company in early April of 2002.  Additionally, binding arbitration with Long Beach Mortgage Company was concluded May 8, 2002.  The Company was awarded $5 million by the arbitrator as full compensation and settlement of claims made in connection with the Company's purchase of loans between December 1997 and March 1998.  Income related to these events will be recognized in the second quarter of 2002.

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

•                                           recovery of damages through litigation

•                                           the sufficiency of our cash reserves

In addition, we have included a number of statements regarding the development of our new mortgage loan origination capabilities, which are forward looking. These statements include statements regarding:

•                                           our creation of operational capabilities to originate and sell “A” quality mortgage loans

•                                           growth and profit potential from American Mortgage Network, Inc. (“AmNet”)

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

•                                           the effectiveness of our hedge instruments

•                                           our ability to hedge against market fluctuations in interest rates

•                                           achieving profitability at the AmNet level

•                                           sources of revenue that may be generated by our loan origination operations

These forward looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company’s actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, general economic conditions, overall interest rates, the shape of the yield curve, reductions in the value of retained interests in securitizations, the Company’s ability to successfully grow its origination subsidiary and the Company’s ability to obtain the financing necessary to fund its origination business. Other risk factors that could cause actual results to differ materially are set forth in this item under the heading “Business Risk Factors.”

Introduction

The Company is currently structured as a REIT, thereby generally eliminating federal taxes at the corporate level on income it distributes to stockholders. In 2001, the Company formed an operating subsidiary, American Mortgage Network, Inc. (“AmNet”), a wholly owned taxable REIT subsidiary, for the purpose of engaging in mortgage banking activities. Through a network of regional offices in the United States,

AmNet originates loans through mortgage brokers and then sells them to institutional purchasers. All servicing rights are also sold along with the mortgage loans. Effective January 1, 2002, the Company was reorganized into two segments: The Mortgage Asset Portfolio Investments—Spread Lending Business, and the Mortgage Banking Business. The Mortgage Banking Business was not significant in 2001.

Mortgage Asset Portfolio Investments---Spread Lending Business

Currently, the Company’s spread lending revenue primarily consists of interest income generated from its bond collateral mortgage loans (consisting mainly of A- and B sub-prime mortgage loans secured by residential properties) and its cash and investment balances (collectively, “earning assets”), prepayment penalty income, income generated by equity in income of American Residential Holdings, Inc. and management fees.

For that portion of the Company’s earning assets funded with borrowings (“spread lending”), the resulting net interest income is a function of the volume of spread lending and the difference between the Company’s average yield on earning assets and the cost of borrowed funds.   The table below illustrates interest rates on mortgage assets (net coupon) and interest rates on long-term debt (financing rates)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL

At March 31, 2002
Weighted average net coupon	9.29%	9.81%	9.14%	8.98%	10.56%	9.47%
Weighted average financing rates	2.37%	2.02%	3.27%	2.20%	2.97%	2.69%

At December 31, 2001
Weighted average net coupon	9.23%	9.99%	9.31%	9.29%	10.84%	9.65%
Weighted average financing rates	2.56%	2.25%	3.45%	2.45%	3.27%	2.90%

Gross income from spread lending will generally decrease following an increase in short term interest rates due to increases in borrowing costs but a lag in adjustments to the earning asset yields.  Yields on adjustable rate loans generally adjust based on a short term interest rate index, and the majority of the Company’s earning assets are adjustable rate loans that adjust periodically every six months.  Gross income from spread lending will generally increase following a fall in short term interest rates due to decreases in borrowing costs and a lag and/or ‘floor’ in downward adjustments to the earning asset yields.

The Company’s primary expenses, beside its borrowing costs, are amortization of loan purchase premiums, provision for loan losses and losses on sale of real estate owned (“REO”). Provision for loan losses represent the Company’s best estimate of expenses related to loan defaults.  Gains or losses on the sale of REO represent a differences between sale proceeds and the net carrying amount of the property. The carrying value includes a reduction (credit provision) to reflect an estimate of net proceeds at time of sale.  Premiums are amortized using the interest method over their estimated lives.

During the past twenty-seven months the Company’s asset base has declined due to the Company’s decision to avoid loan acquisitions if market conditions did not meet its investment criteria and to reserve capital for the pursuit of direct loan origination strategies. Revenues have declined in direct proportion to the decline in mortgage assets from approximately $1,292 million at December 31, 1999 to $858 million at December 31, 2000; $452 million at December 31, 2001; and $397 million at March 31, 2002.  Simultaneously, premium amortization and credit provision expense have increased as a percentage of gross revenue, reflecting increases in prepayments and delinquencies tied to a favorable refinance market and normal seasoning of the Mortgage Assets in the Company’s portfolio.

Mortgage Banking Business

One of the Company’s primary objectives continues to be to augment and eventually diversify its revenue base and earnings. The Company intends to deploy capital to augment declining revenues from its current, declining bond collateral mortgage loans which have not been replenished due to unfavorable pricing on bulk purchases of mortgage loans. The primary strategy in diversifying the Company’s income stream has been to establish a direct loan origination business, and to sell the loans on a servicing released basis to large correspondent lenders for a profit.

As of March 15, 2002, AmNet has hired 148 experienced loan production and loan operations employees and will continue to expand AmNet in 2002. Two regional production centers located in Oregon and Northern California began originating loans in November 2001. Three centers in California, Connecticut and Georgia were opened in the first quarter of 2002, and additional centers will open in 2002. AmNet utilizes a dedicated sales force to offer AmNet’s loan products to approved wholesale mortgage brokers, who refer their client’s loans to AmNet for underwriting and funding. Loans meeting AmNet’s underwriting criteria are approved and funded at AmNet’s regional underwriting loan centers. AmNet’s headquarters office performs various functions through multiple departments including establishment of policy, risk management, secondary marketing, finance, accounting, administration, and information technology. The Company completed a relocation to its new corporate headquarters in February 2002 in order to accommodate the space requirements of the Company and AmNet.

All loans produced are expected to be sold on a servicing–released basis to large secondary market correspondent investors, typically within 30 days of origination. In November 2001, the Company obtained an initial warehouse facility for $75 million to fund and accumulate loans prior to sale to its correspondent investors. In March 2002 the warehouse facility was increased to $160 million. Additionally, a second facility was obtained in late March 2002 for $150 million. By prior agreement, upon securing the second facility, the original facility was decreased to $110 million. AmNet is required to maintain an equity investment in its loan inventory ranging from 1% to 4%, and must comply with various lender covenants restricting the absolute level of leverage and minimum levels of cash reserves. The Company expects to increase its warehouse borrowing facilities to enable it to increase loan production. There can be no assurances that credit lines will be obtained in time to enable continued growth and expansion of AmNet’s loan origination.

Critical Accounting Policies

The following analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Our accounting policies relating to the basic procedures listed below have not changed in the three-month period ending March 31, 2002:

• Allowance for loan losses

• Amortization of premiums on bond collateral, mortgage loans

• Derivative and hedging activities

Please refer to the Company Form 10-K for the one-year period ending December 31, 2001, for a detailed discussion of these procedures.

Results of Operations

Three Month Results

For the three months ended March 31, 2002, the Company generated a net loss of approximately $1.9 million and a net loss per share of $(0.24) compared to the three months ended March 31, 2001 when the Company generated a net loss of approximately $1.7 million and a net loss per share of $(0.21).

Mortgage asset interest income decreased approximately $8.2 million to approximately $10.1 million for the three months ended March 31, 2002 from approximately $18.3 million for the three months ended March 31, 2001.  This decrease was primarily due to lower average mortgage assets.  Mortgage assets were approximately $397.1 million at March 31, 2002 and approximately $774.2 million at March 31, 2001 which represents approximately a 48.71% decline. The Mortgage asset decline was the result of high prepayment activity and no portfolio replenishment.  Due to a favorable refinance market, the adjustable rate mortgage re-set rates are generally higher than rates available in the market place.  Furthermore, in many cases, prepayment penalties have expired, or have not served as a deterrent to refinances.

Interest expense decreased by approximately $10.4 million to approximately $3.8 million for the three months ended March 31, 2002 from approximately $14.2 million for the three months ended March 31, 2001. This decrease is attributable to lower borrowings outstanding as well as lower borrowing rates. A majority of the Company’s borrowing rates are based upon a spread over the one-month London InterBank Offered Rate (“LIBOR”). One month LIBOR rates decreased from approximately 5.08% at March 31, 2001 to approximately 1.88% at March 31, 2002.

Net interest income for the three months ended March 31, 2002  and March 31, 2001 was approximately $3.1 million and $1.5 million respectively. The increase of approximately $1.6 million was due to an increase in net interest spread (discussed in the two preceding paragraphs) and despite an increase in premium amortization. The premium amortization rate for the three months ended March 31, 2002 increased approximately $624 thousand from the same period ended March 31, 2001 due to the use of a level yield amortization method and the fact that prepayments increased on the two largest components of the portfolio, the 1999-2 and 1999-A segments.  Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans.  Premium amortization expense including adjustments, was approximately $3.1 million for the three months ended March 31, 2002 and approximately $2.5 million for the three months ended March 31, 2001.

The following chart represents constant prepayment rates (“CPRs”):

	As of March 31, 2002			As of March 31, 2001
	Three Months	Six Months	Life- Time	Three Months	Six Months	Life- Time
Bond collateral:
CMO/FASIT 1998-1	27.8%	28.4%	42.9%	51.3%	47.6%	44.8%
CMO 1999-1	34.4%	36.6%	35.1%	37.0%	36.2%	33.6%
CMO 1999-2	35.4%	41.3%	32.0%	19.6%	20.9%	17.5%
CMO/REMIC 1999-A	38.5%	41.0%	36.2%	30.4%	24.8%	21.5%
CMO 2000-2	39.3%	35.9%	34.9%	47.7%	43.1%	20.0%

Net interest income, after provision for loan losses, increased $1.1 million from a loss of approximately $101 thousand for the three months ended March 31, 2001, to income of approximately $1.0 million for the three months ended March 31, 2002. This increase was due primarily to the increase in net interest spread discussed above. Loan loss provision increased $462 thousand from approximately $1.6 million for the three months ended March 31, 2001 to approximately $2.1 million for the three months ended March 31, 2002.  The provision for loan losses as a percentage of total interest income has been steadily increasing. For the three month period ending March 31, 2001 the percentage of the provision for loan losses to total interest income was approximately 9.0% and for the three month period ending March 31, 2002 the percentage has increased to approximately 20.9%. The increases are related to seasoning of the sub-prime mortgage portfolio and expected increases in the number of loans in foreclosure which are likely to result in a loss to the Company.

During the three months ended March 31, 2002, other operating income increased $1.0 million as compared to the three months ended March 31, 2001, primarily due to AmNet’s gain on sale of mortgage loans from it’s origination business which was not in existence in the prior period. This increase is offset by decreases for the period in management fee income (approximately $23 thousand); equity in income of American Residential Holdings, Inc. (approximately $37 thousand); and prepayment penalty income (approximately $481 thousand).

For the three months ended March 31, 2002, other expenses increased $3.5 million as compared to the three months ended March 31, 2001. This increase was mainly the result of an increase in general and administrative costs related to the ramp-up of AmNet loan origination activity. Additionally, legal fees related to the Company’s litigation against Lehman increased. General and administrative costs were approximately $4.3 million for the period ending March 31, 2002. This represents an increase of approximately $4.1 million over the period ending March 31, 2001 when the balance for general and administrative cost was $191 thousand. The increase in general and administrative expenses was offset by a $766 thousand decline in management fees as a result of the buyout of the HAMCO management contract in December of 2001.

Liquidity and Capital Resources

During the three months ended March 31, 2002, net cash used in operating activities was approximately $82.4 million.  The difference between net use of cash provided by operating activities and the net loss of approximately $1.9 million was primarily the result of using $370.5 million in mortgage loan originations. This use was partially offset by $287.2 million in proceeds from sale of mortgage loans held for sale. The other major use of cash during the period was $4.5 million for investments in derivative financial instruments. Mortgage loans held for sale, net, pledged at March 31, 2002 was approximately $121.0 million of which approximately $60.7 million was committed for sale.

Net cash provided by investing activities for the three months ended March 31, 2002 was approximately $48.5 million. Cash flows from investing activities for the three months ended March 31, 2002 came from principal payments on bond collateral of approximately $45.3 million and proceeds from the sale of real estate owned of approximately $3.2 million.

For the three months ended March 31, 2002, net cash provided by financing activities was approximately $31.7 million, primarily due to the increase in short-term debt of approximately $85.3 million.  The increase in cash was partially offset by payments on long-term debt of approximately $53.4 million and the purchase of outstanding common stock pursuant to the share repurchase program of approximately $199 thousand. Available short-term credit increased approximately $185 million during the period from approximately $75 million to approximately $260 million by increases in loan limits from an existing warehouse loan facility and the addition of a short-term borrowing facility.  (See Note 7 to the financial statements). The Company’s mortgage banking strategy requires that the Company increase its loan origination levels to a profitable level and continue to increase loan production volumes for sustained and increased profitability. In order to continue to increase loan origination volumes, the Company must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. AmNet expects to expand its current however, there can be no assurances that AmNet will be successful in obtaining additional warehouse facilities.

The Company’s mortgage banking activities will require a significant level of cash reserves and capital to support start-up operating losses, loan inventories and hedge positions. Specifically, the Company expects its operations from mortgage banking to be cash flow negative for several months. Additionally, while AmNet utilizes warehouse credit facilities to fund its loan origination activity, AmNet must invest cash equity in its loan inventories approximating 1% to 4% of the cost basis for these loans. The Company also maintains interest rate hedges, requiring margin accounts set by the Chicago Board of Trade. While the Company believes its capital base, cash reserves and cash revenues from its spread lending business and mortgage banking revenues will be sufficient to enable the Company to execute its mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring the Company to raise additional debt or equity capital or decrease or cease its origination activities.

The Company does not expect to pay dividends in 2002.  As a REIT, it has been the Company's policy to distribute at least 90% of taxable income to its shareholders in the form of dividends.  While the Company expects to report profits in 2002 for financial reporting (GAAP) purposes, it expects to have a loss in 2002 for tax purposes.  This is because 1. the Company has certain loss carryforwards from previous years, and 2. certain expenses and charges taken for GAAP purposes in previous years, primarily related to loan premium amortization and credit provisions, will be expensed for tax purposes in 2002 and 2003.  Furthermore, the proceeds received from the settlement of legal claims totaling $10.2 million in the 2nd quarter of 2002, will be income for GAAP purposes but only partially recorded as income for tax purposes.

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

Business Risks—Mortgage Asset Portfolio Investments—Spread Lending Business

High Levels of Bond Collateral Mortgage Loans Prepayments May Reduce Operating Income

The level of prepayments of bond collateral mortgage loans purchased at a premium by the Company directly impacts the level of amortization of capitalized premiums. The Company uses a calculation for determining the premium amortization which is based on the interest method. If prepayment levels exceed projections used for the premium amortization calculation, the potential exists for impairment write–downs as a result of under–amortized premiums.

Bond collateral mortgage loans prepayment rates generally increase when market interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan, geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during 1999 through 2000 on its CMO/FASIT segment of its bond collateral mortgage loan portfolio due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. In 2001 and 2002, the same phenomenon occurred in the 99-A and 1999-2 segments of the portfolio, as the loans in these portfolios reached the end of their 2 year fixed rate periods and prepayment penalty clauses expired. The overall rate of prepayments has decreased over the past several months averaging 36.6% in the first quarter of 2002, 41.66% in the fourth quarter of 2001, down from 52.15% in the third quarter and 49.60% in the second quarter. The Company anticipates that overall prepayment rates are likely to remain in the 40% to 50% range in 2002. There can be no assurance that prepayment rates will not be higher or that prepayment penalty income will offset premium amortization expense. Accordingly, the Company’s financial condition and results of operations could be materially adversely affected.

As of March 31, 2002 approximately 39.4% of the Company’s Bond Collateral Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of nine months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

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

Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loan and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor’s non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require high loan loss allowances. All of the Company’s Bond Collateral Mortgage Loans at March 31, 2002 were originated as sub-prime mortgage loans.

A down turn in the national economy and the resultant adverse impact on employment rates could adversely affect mortgage loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. The Company’s allowances may be inadequate should economic conditions worsen significantly causing higher than expected defaults and property value decreases. Management believes the allowances for loan losses are adequate as of March 31, 2002.

Even assuming that properties secured by the mortgage loans held by the Company provide adequate security for such mortgage loans, substantial delays could be encountered in connection with the foreclosure of defaulted mortgage loans, with corresponding delays in the receipt of related proceeds by the Company. State and local statutes and rules may delay or prevent the Company’s foreclosure on or sale of the mortgaged property and typically prevent the Company from receiving net proceeds sufficient to repay all amounts due on the related mortgage loan.

Prepayments, Credit Losses and Increases in Short Term Interest Rates May Adversely Affect the Value of Retained Interest in Securitization

In 1998, the Company completed a sale of residential mortgage loans through the securitization of such loans through “REMIC.” The REMIC consisted of pooled, first-lien mortgages and was issued by American Residential Holdings, Inc (“Holdings”) to the public through a registration statement of an underwriter. The interest-only strip referred to as the Class “X” Certificate was created in the process of the securitization and was transferred from Holdings to American Residential Eagle, Inc., a wholly owned REIT subsidiary of the Company. The value of this investment is impacted by the level of future prepayments, credit loss and net interest spread on the underlying mortgages. There were no impairment charges during the quarter ending March 31, 2002. However, during the year ending December 31, 2000, the Company incurred a $5.1 million impairment charge related to its retained interest in a REMIC securitization (the “Residual”). Accounting principles generally accepted in the United States of America require that any decline in residual asset value that is other than temporary be reflected through the Company’s current period statement of operations. There are no other retained interests in securitizations owned by the Company.

Requirements to Maintain Over-collateralization Accounts May Reduce the Company’s Cash Flow and Inhibit Plans for Expansion of the Mortgage Banking Business

In connection with securing long term debt, virtually all of the Company’s Bond Collateral Mortgage Loans have been pledged as collateral to secure long term debt. Certain overcollateralization accounts have been established representing the excess principal amount of these mortgages over the associate bond obligations. Various indenture agreements associated with these financings call for the overcollateralization levels to be maintained on an ongoing basis depending on the amount of remaining bond obligations as well as the status of delinquency of the underlying bond collateral or the loan loss performance of bond collateral. Although its long-term financing agreements are non-recourse, net interest income from some segments of the Company’s Bond Collateral Mortgage Loans has in the past, and could in the future, be “trapped” to pay down debt in order for the Company to achieve its over-collateralization requirements. While the Company believes that it has sufficient cash reserves and other liquidity to support its planned mortgage banking activities, there can be no assurances that the Company will not be required to reduce or cease its planned mortgage banking activities should it be required to divert cash flow to maintain overcollateralization requirements.

Because Mortgage Assets Are Pledged to Secure Long-Term Debt, the Company may not be Able to Sell Such Assets and Therefore the Company’s Liquidity and Capital Resources may be Adversely Affected

All of the Company’s bond collateral mortgage assets at March 31, 2002 were pledged as bond collateral to secure Long-Term Debt. These assets are subject to the terms of the Long-Term Debt agreements and may not be separately sold or exchanged. While the Company may sell its interests in the bond collateral subject to the liens and other restrictions of the Long-Term Debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, the Company would expect to receive less than its book value should it sell its interests in the bond collateral.

Increases In Short Term Interest Rates May Increase the Cost of Borrowings by the Company Which May Reduce Income From Operations

The majority of the Company’s Bond Collateral Mortgage Loans have a repricing frequency of six months or less, while substantially all of the Company’s borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on the Company’s borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related mortgage loans. Consequently, increases in (short-term) interest rates may significantly influence the Company’s net interest income. While increases in short-term interest rates will increase the yields on a portion of the Company’s adjustable-rate Bond Collateral Mortgage Loans, rising short term rates will also increase the cost of borrowings by the Company. To the extent such costs rise more than the yields on such Bond Collateral Mortgage Loans the Company’s net interest income will be reduced or a net interest loss may result. The Company may mitigate its “gap’ risk by purchasing interest rate hedges (referred to as “caps’), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

Loans Serviced by Third Parties May Result in Increased Delinquency Rates and Credit Losses which May Adversely Affect the Company’s Results of Operations and Financial Condition

All of the Company’s Bond Collateral Mortgage Loans are serviced by sub-servicers. The Company continually monitors the performance of the sub-servicers through performance reviews, comparable statistics for delinquencies and on-site visits. The Company has on occasion determined that sub-servicers have not followed standard collection and servicing practices related to the Company’s Bond Collateral Mortgage Loans which the Company believes has lead to increased delinquencies and higher loan losses on selected segments. The Company continues to monitor these servicers, has put these entities on notice of such deficiencies, and has instituted other mitigating processes. The Company has arranged for servicing with entities that have particular expertise in non-conforming mortgage loans. Although the Company has established these relationships and procedures, there can be no assurance that these sub-servicers will service the Company’s mortgage loans in such a way as to minimize delinquency rates and/or credit losses and not cause an adverse effect on the Company’s results of operations.

Risks Associated with Changing the Company’s Business Strategy

The Stockholders of the Company May not Approve the Termination of the Company’s Status as a REIT which Would Limit the Company from Pursuing its Mortgage Origination Business and May Materially Adversely Affect the Company’s Revenues

At the Annual Meeting of Stockholders scheduled for on or about July 19, 2002, the stockholders of the Company will be asked to approve certain amendments to the Company’s charter documents that will effectively terminate the Company’s status as a REIT as of January 1, 2003. Should the stockholders not approve the termination of the Company’s status as a REIT, the Company will not be able to transition entirely to a mortgage origination business. In addition, the Company will be unable to fully utilize AmNet and the operations already put in place to support the mortgage origination business, hence those assets may be wasted. The Company believes that this will result in a material adverse effect on the Company’s results of operations, financial condition and growth.

The Company has a Limited Operating History in the Mortgage Origination Industry, which Makes it Difficult to Evaluate the Company’s Current Business Performance and Future Prospects

The Company was formed in 1997 and operated as a mortgage REIT (mortgage portfolio investment) until the fourth quarter of 2001, at which time the Company began originating and selling mortgages (mortgage banking). The Company must originate increasing amounts of mortgages in the future to grow its business. While the Company’s executive officers have extensive mortgage origination and mortgage banking experience, and have hired experienced personnel in its mortgage banking subsidiary, there are a significant number of risks and uncertainties inherent in the mortgage origination industry, especially in light of the Company’s limited relevant operating history and experience originating mortgages.

The Company Expects Operating Expenses to Increase Significantly which May Adversely Affect its Results of Operations

The Company incurred a net loss of approximately $1.9 million in the first quarter of 2002. The Company expects its operating expenses to increase significantly, which may render it unable to generate sufficient revenues to be profitable in the future. In particular, the Company expects to incur additional costs and expenses related to the expansion of the sales force and regional underwriting centers as well as the expansion of its management team and internal infrastructure necessary to support the growth of the mortgage banking business.

Unprofitable operations may have an adverse effect on the price of the Company’s common stock and consequently your investment in the Company.

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

•              Lisa S. Faulk, Executive Vice President, Operations;

•              Scott Day, Senior Vice President, Capital Markets;

•              Clayton W. Strittmatter, Senior Vice President, Finance; and

•              Randall Myres, Senior Vice President, Technology.

Any of the Company’s key personnel may terminate his or her employment relationship with the Company on short notice. The Company does not maintain any “key person” life insurance policies. If the Company is unable to maintain an effective executive team, it may not be able to achieve its short or long-term objectives or create or maintain stockholder value.

The Company May Not Be Able to Effectively Manage the Growth of its Business

Recently, the Company has experienced rapid growth. In the beginning of 2001, the Company had approximately 20 employees. As of March 31, 2002, it had approximately 174 employees. Many of these employees have very limited experience with the Company and a limited understanding of its systems and controls. Many of the Company’s financial, operational and managerial systems and controls were designed for a small business and have only recently been adopted or replaced to support larger scale operations. The

Company will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment. At the same time, the Company will need to continue to upgrade and expand its financial, operational and managerial systems and controls. If the Company fails to manage its growth effectively, the Company’s expenses could increase and the management’s time and attention could be diverted. If the Company does not succeed in these efforts, it will be unable to effectively grow and manage the business, and its financial results could be negatively affected.

Mortgage Banking Business—Business Risks

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

The Company’s mortgage banking strategy requires that the Company increase its loan origination levels to a profitable level and continue to increase loan production volumes for sustained and increased profitability. The Company currently has warehouse borrowing facilities in place totaling $260 million, which are scheduled to decrease to $235 million on May 26, 2002. In order to continue to increase loan origination volumes, the Company must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. AmNet expects to expand its current warehouse facilities with JP Morgan/Chase and UBS Warburg, however, there can be no assurances that AmNet will expand its current warehouse facility or obtain additional warehouse facilities.

Among the factors that will affect AmNet’s ability to expand its warehouse line borrowings are financial market conditions and the value and performance of AmNet prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Additionally, the Company’s warehouse borrowing facilities contain various financial covenants including maximum leverage and cash reserve (liquidity) requirements. Failure to comply with these covenants would accelerate these debt agreements and if waivers or modifications could not be obtained, the Company could have an interruption in its ability to fund its mortgage loan originations, which could materially adversely impact the Company’s results of operations and financial condition.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Achieve Or Sustain Profitable Operations.

The Company made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support the loan origination business. At March 31, 2002, lease commitments for headquarter and regional offices totaled approximately 35,000 square feet. There were 174 salaried employees. In order to achieve profitability, AmNet’s originations must be in the $250 million to $400 million range, such that the revenues associated with this loan production exceed fixed and variable overhead costs. Since AmNet’s revenues are tied directly to the level of loan production, it is imperative that AmNet achieves a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. There can be no assurances that AmNet will increase its loan origination volumes sufficiently to cover its fixed overhead costs, and should it incur significant operating losses during its start-up phase, the capital base and cash reserves could be materially adversely impacted, precluding the Company from fully implementing its mortgage banking strategies.

Non-saleable or Repurchased Loans May Adversely Impact Results of Operations and The Company’s Financial Position

In connection with the sale of loans to correspondent investors, AmNet makes a variety of representations and warranties on the loans including those that are customary in the industry relating to, among other things, compliance with laws, regulations and investor program standards and as to the accuracy of information on the loan documents and loan file. In the event that an investor finds that a loan or group of loans violates AmNet’s representations, the investor may require AmNet to repurchase the loan and bear any potential related loss on the disposition of the loan, or provide an indemnification for any losses sustained by the investor on the loan. Additionally, AmNet may originate a loan that does not meet investor underwriting criteria or has some other defect, requiring AmNet to sell the loan at a significant discount. AmNet has hired experienced personnel at all levels and has established significant controls to ensure that all loans are originated to AmNet’s underwriting standards, and are maintained in compliance with all of the representations made by AmNet in connection with its loan sale agreements. However there can be no assurances that mistakes will not be made or that certain employees will not deliberately violate AmNet’s lending policies, and accordingly AmNet is subject to repurchase risk and losses on unsaleable loans. Typically, with respect to any loan that might be repurchased or unsaleable, AmNet would correct the flaws if possible and re-sell the loan in the market. AmNet intends to create repurchase allowances to provide for this contingency on its financial statements, but there can be no assurances that loan losses associated with repurchased or unsaleable loans will not adversely impact results of operations or the financial condition of the Company.

Volatility in Interest Rates

AmNet’s primary source of revenues is expected to be gains from the sale of loans, net of gains or losses on hedging transactions. AmNet sets rates and pays broker premiums based on a pricing process designed to create a targeted profit margin on each loan. AmNet hedges its exposure to changes in interest rates between the time it makes a rate lock commitment and the time each loan is closed and/or sold to investors.

However, unexpected gains or losses on sales of mortgage loans may result from changes in interest rates from the time the interest rate on a customer’s mortgage loan application is established to the time AmNet sells the loan. At any given time, AmNet has committed to sell substantially all of its mortgage loans that are closed (closed loan inventory) and a percentage of the mortgage loans that are not yet closed but for which the interest rate has been established (pipeline loans). To manage the interest rate risk of AmNet’s pipeline loans, AmNet continuously projects the percentage of the pipeline loans it expects to close. On the basis of such projections, AmNet employs a variety of techniques, currently consisting of a combination of mandatory forward sales commitments and put and call option contracts on treasuries to mitigate interest rate risk.

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

Changes in Interest Rates Could Adversely Impact Results of Operations

The profitability of AmNet is likely to be adversely affected during any period of unexpected or rapid increases in interest rates. Such interest rate increases could have the effect of reducing the value of loans held for sale with such decline not fully offset by gains from hedging activities. Higher mortgage rates could also cause a decline in the overall market for new loans, adversely impacting AmNet’s origination levels. Furthermore, while the Company currently enjoys a positive net interest spread on its loans held for sale, inverse or flattened interest yield curves (the relationship between long term rates and short term rates) could have an adverse impact on AmNet’s warehouse interest spread income because AmNet generally has loans in inventory based on the 30–year fixed rate while the warehouse line of credit facility bears a short-term interest rate.

Capital Shortages Could Impede the Company’s Ability to Execute Its Mortgage Banking Strategy

The Company’s mortgage banking activities will require a significant level of cash reserves and capital to support start-up operating losses, loan inventories and hedge positions. Specifically, the Company expects its operations from mortgage banking to be cash flow negative for several months. Additionally, while AmNet utilizes warehouse credit facilities to fund its loan origination activity, AmNet must invest cash equity in its loan inventories approximating 1% to 4% of the cost basis for these loans. The Company also maintains interest rate hedges, requiring margin accounts set by the Chicago Board of Trade. While the Company believes its capital base, cash reserves and cash revenues from its spread lending business and mortgage banking revenues will be sufficient to enable the Company to execute its mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring the Company to raise additional debt or equity capital or decrease or cease its origination activities.

Non-Compliance With State or Federal Rules And Regulations May Adversely Impact AmNet’s Ability to Originate and Sell Loans

In connection with the origination and sale of residential 1-4 unit mortgages, AmNet and the Company are subject to various state licensing requirements, and various state and federal rules and regulations of the department of Housing and Urban Development, the Federal Housing Administration and the Veterans Administration. Failure to comply with state and federal laws and requirements could impact the AmNet’s ability to originate and/or sell loans, and thus could have an adverse impact on the Company’s results of operation and financial condition. While AmNet has controls and processes to ensure compliance with laws and regulations, there can be no assurances that it fully complies with all regulatory requirements.

A number of legislative initiatives are underway in several local and state jurisdictions as well as on the federal level that would define and potentially restrict or prohibit ‘predatory’ lending.  While the Company does not consider its lending practices to be predatory, there can be no assurances that practices or disclosure requirements used by the company to originate mortgages (while widely used throughout the A paper mortgage industry) could be required to change pursuant to new legislation.  Restrictions, prohibitions and more onerous disclosure or reporting requirements, particularly those that would be directed to lenders who originate mortgages through independent mortgage brokers, could adversely impact loan origination volume or increase the cost of originating mortgages.

Competition In The Mortgage Banking Industry and Demand for Mortgages May Hinder The Company’s Ability to Achieve or Sustain Profitable Origination Levels.

The Company’s success in its mortgage banking strategy will depend, in large part, on AmNet’s ability to originate “A” paper loans in sufficient quantity such that gains on the sale of these mortgages combined with broker fees and interest spread are in excess of both fixed and variable overhead costs. There can be no assurance that AmNet will be able to originate sufficient levels or mortgages to achieve and sustain profitability. In originating and selling A paper loans, AmNet will compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating A paper residential 1-4 unit mortgages, many of which have greater financial resources than AmNet. The Company will face competition from companies already established in these markets. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market exceeded $1.2 trillion in 2000 and $2 trillion 2001, due to both strong home sales and low interest rates. While it is expected that the loan origination market will continue to be in the trillion-plus level in 2002 and beyond, the overall market size could contract, increasing competitiveness in the mortgage markets, and putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. The Company believes that it has identified a market niche that will allow it to gain market share over the next several years, even if the overall demand for mortgages declines, however there can be no assurance that the Company will be able to successfully compete.

AmNet Is Subject To Losses Due To Fraudulent Acts On The Part Of Loan Applicants or Mortgage Brokers

Mortgage brokers, who assist loan applicants in obtaining mortgage loans, refer all of the mortgage loans originated by AmNet. As such, the loan application, property appraisal, credit report and other supporting documentation are furnished by the mortgage broker and used by AmNet’s underwriters to make approval or denial decisions. AmNet employees have virtually no contact with applicants, and rely on the mortgage broker to obtain and furnish all of the documentation supporting the mortgage loan application.

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

AmNet has established risk management and quality control committees to set policy and manage exposure to credit losses due to fraud, compliance errors or non-compliance with AmNet’s underwriting standards. Regular quality control audits are done on representative samples of mortgage loans and all mortgage loans submitted by brokers who come under suspicion in the normal course. Additionally, AmNet has numerous controls and processes to ensure that all of the mortgage loan applications submitted through mortgage brokers are not based on fraudulent or intentionally misrepresented documentation. However there can be no assurances that the broker and/or borrowers do not submit fraudulent or inaccurate documentation that is not detected by AmNet personnel, or by electronic fraud checks utilized by AmNet. Should AmNet originate significant numbers of fraudulent loans, the Company’s results of operations and financial condition could be materially adversely affected.

AmNet is Subject to Counterparty Risks on Loan Sales Commitments and Hedging Transactions

In connection with its mortgage loan sales, which involve the sale of mortgage loans and mortgage–backed securities on a forward or other deferred delivery and payment basis, AmNet also enters into treasury option purchases and sales in connection with its hedging activities. AmNet has credit risk exposure to the extent purchasers/sellers are unable to meet the terms of their forward purchase/sale contracts. As is customary in the marketplace, none of the forward payment obligations of any of AmNet’s counterparties is currently secured or subject to margin requirements. AmNet attempts to limit its credit exposure on forward sales arrangements on mortgage loans and mortgage–backed securities by entering into forward contracts only with institutions that AmNet believes are acceptable credit risks, and which have substantial capital and an established track record in correspondent lending. In its treasuries futures transactions, AmNet enters into transactions with the Chicago Board of Trade through an approved dealer to minimize potential trade risk however there can be no assurances that counterparties will perform.

Mortgage Banking Revenues Can Fluctuate From Period to Period Based on a Number of Factors

AmNet’s operating results could fluctuate from period to period as a result of a number of factors, including the volume of loan production, interest rates and the level of unrealized gains/losses in unsold loans, pipeline loans or hedge positions. Accordingly, the consolidated net income of the Company may fluctuate from period to period.

Dependency on Correspondent Investors, Secondary Markets

AmNet’s ability to generate gains on the sale of mortgages is largely dependent upon the continuation of correspondent lending programs offered by large correspondent lenders, as well as AmNet’s continued eligibility to participate in such programs. Although AmNet is in good standing with a number of large correspondent lenders and is not aware of any proposed discontinuation of, or significant reduction in, the operation of such programs, any such changes could have a material adverse effect on AmNet’s operations. AmNet anticipates that it will continue to remain eligible to participate in such programs, but any significant impairment of such eligibility would materially adversely affect its operations.

Origination Activity Is Concentrated In California, Making the Company’s Results Subject to Adverse Economic Conditions In California.

A large proportion of loans expected to be originated by AmNet will be concentrated in California. Although AmNet is expanding its operations to the East Coast of the United States in 2002, a significant portion of its loan origination volume is likely to be based in California for the foreseeable future. Consequently, AmNet’s results of operations and financial conditions are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent lenders for loans in California, potentially adversely affecting the Company’s results of operations and financial condition.

A Recent Federal Circuit Decision Regarding the Legality of Yield Spread Premiums Could Increase Litigation Against Us and Other Mortgage Lenders

A recent federal circuit court decision regarding the legality of yield spread premiums could increase litigation against other mortgage lenders and us. In June 2001, the Eleventh Circuit Court of Appeals issued a decision in Culpepper v. Irwin Mortgage Corp. in which the court revisited the legality of certain payments that lenders commonly make to mortgage brokers, often referred to as yield spread premiums, under the federal Real Estate Settlement Procedures Act. A “yield spread premium” is an amount paid by a mortgage lender to a mortgage broker for the origination of a loan, typically measured by the difference, or spread, between the amount the lender is willing to pay with respect to a given loan based on the loan’s specific characteristics, such as interest rate, loan to value ratio, and credit grade, and the amount of the lender’s baseline or par priced that the lender offers to pay for loans with certain baseline or par characteristics. For example, if a broker produces a $100,000 loan meeting the requirements that lender has specified in order to pay 101% (1% above the lender’s par price) then the lender will pay that broker a yield spread premium of $1,000 ($100,000 times 1%). In 1999, the Department of Housing and Urban Development issued a policy statement taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal, and it reiterated this basic position in a statement issued in October 2001. The Culpepper decision is inconsistent with the position taken by the Department of Housing and Urban Development; however, the Department of Housing and Urban Development statements do not have the binding effect of a statue or regulation. Other mortgage lenders and we now face inconsistent judicial decision about such payments. If the Culpepper decision is not overturned or otherwise superseded by law or regulation, there could be a substantial increase in litigation regarding lender payments to brokers and potential costs defending these types of claims and in paying any judgments that might result. The Real Estate Settlement Procedures Act imposes severe penalties, including damages equal to three times the amount of the illegal payments in the event such payments were determined to have violated the law, in addition to exposing the violating party to substantial amounts of attorney’s fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	March 31, 2002		If Interest Rates Were To
			Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$8,647	$8,647	$8,647	$8,647	$8,647	$8,647
Mortgage loans held for sale, net¹	120,991	120,991	120,728	121,254	120,344	121,644
Bond collateral, mortgage loans and REO, net	406,856	420,538	419,350	422,118	418,489	423,808
Derivative financial instruments¹	5,459	5,459	5,979	6,607	5,650	5,024
Retained interest in securitization	1,495	1,495	1,495	1,495	1,495	1,495
Total interest-earning assets	$543,448	$557,130	$556,199	$560,121	$554,625	$560,618

Interest-bearing liabilities:
Short-term debt	$120,544	$120,544	$120,544	$120,544	$120,544	$120,544
Long-term debt, net	369,101	369,101	369,101	369,101	369,101	369,101
Due to affiliate	1,871	1,871	1,871	1,871	1,871	1,871
Total interest-bearing liabilities	$491,516	$491,516	$491,516	$491,516	$491,516	$491,516

Effect on equity	$51,932	$65,614	$64,683	$68,605	$63,109	$69,102

			If Interest Rates Were To
	December 31, 2001		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$10,945	$10,945	$10,945	$10,945	$10,945	$10,945
Mortgage loans held for sale, net¹	38,095	38,161	37,954	38,120	37,872	38,203
Bond collateral, mortgage loans and REO, net	461,378	475,292	473,883	477,127	471,294	479,192
Derivative financial instruments¹	926	926	1,060	1,080	1,079	759
Retained interest in securitization	1,582	1,582	1,582	1,582	1,582	1,582
Due from affiliate	159	159	159	159	159	159
Total interest-earning assets	$513,085	$527,065	$525,583	$529,013	$522,931	$530,840

Interest-bearing liabilities:
Short-term debt	$35,265	$35,265	$35,265	$35,265	$35,265	$35,265
Long-term debt, net	422,349	422,349	422,349	422,349	422,349	422,349
Due to affiliate	1,786	1,786	1,786	1,786	1,786	1,786
Total interest-bearing liabilities	$459,400	$459,400	$459,400	$459,400	$459,400	$459,400

Effect on equity	$53,685	$67,665	$66,183	$69,613	$63,531	$71,440

¹ Mortgage loans held for sale and derivative financial instruments are extremely sensitive to short term interest rate movements.  Options on treasury futures (i.e. puts and calls) and treasury futures are utilized to mitigate potential declines in the value of loans subject to rate lock commitments and uncommitted loans held for sale (collectively the loan pipeline) caused by increases in interest rates.  Typically, interest rate exposure on any given rate lock or mortgage loan is less than 30 days.  Evaluating these assets on a scale to longer-term assets does not provide relevant value.  Therefore, mortgage loans held for sale and derivative financial instruments are shown at 10 and 25 basis point shifts (increase and decrease) to provide relevant potential fair value changes.

The following describes the methods and assumptions used by the Company in estimating fair values.

Cash and Cash Equivalents

The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

Mortgage Loans Held for Sale, Net

The fair value is estimated based on quoted market prices from institutional investors for similar types of mortgage loans. The portion of mortgage loans held for sale which were committed for sale under mandatory sale arrangements and as such would not change in value due to subsequent changes in interest rates.

Bond Collateral, Mortgage Loans, Net

The fair value of Bond Collateral Mortgage Loans is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans, in the bulk mortgage market. Market prices reflect various assumptions as to prepayment rates, loan losses and financing costs. However, due to the fact that the company’s Bond Collateral Mortgage Loans are pledged to secure long term debt, there is not a liquid market for such encumbered interests. As such, a significant liquidity discount would be applied.  Since the company intends to hold the bond collateral mortgage loans to maturity, such a liquidity discount has not been reflected in fair value.

Retained Interest in Securitization

This security is classified as available-for-sale and as such is carried at fair value. See “Notes to the Consolidated Financial Statements—Note 5. Retained Interest in Securitization” for a description of the valuation methodology.

Derivative Financial Instruments

Fair values of treasury futures and options on treasury futures are based on quoted market prices for these instruments. Fair values of the Company’s commitments to originate loans consider the difference between current levels of interest rates and committed rates. Fair values of forward commitments to sell loans are determined using quoted market prices.

Due from Affiliate

The fair value of due from affiliate approximates the carrying amount because of the short-term nature of the asset.

Short-Term Debt

The fair value of the warehouse line debt approximates the carrying amounts because of the short-term nature of the debt and interest on the debt fluctuates with market interest rates.

Long-Term Debt

The fair value of long-term debt is estimated based upon all long-term debt being at variable rates and therefore cost approximates fair market value.

Due to Affiliate

The fair value of due to affiliate approximates the carrying amount because of the short-term nature of the liability.

These analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact the Company’s financial performance in each such scenario. Consequently, the preceding estimates should not be viewed as a forecast.

PART II.  OTHER INFORMATION

Item. 1.  Legal Proceedings

On January 3, 2001, the Company filed a lawsuit against Lehman Capital, a Division of Lehman Brothers Holdings, Inc., and Long Beach Mortgage Company, Inc., in the California Superior Court in San Diego seeking to recover damages arising from its purchase of a pool of residential mortgage loans from Lehman Capital in late 1997 and early 1998.  The complaint seeks damages for losses arising out of the Company's agreement to purchase loans from Lehman Capital, which had acquired the loans from Long Beach Mortgage Co.  Lehman Capital had assigned the loans, and its loan purchase agreement with Long Beach Mortgage Co., to the Company.  In April 2002, the Company settled the litigation with Lehman Capital on mutually agreeable terms.

Binding arbitration with Long Beach Mortgage Company concluded on May 8, 2002.  In that arbitration, the Company was awarded $5 million as compensation and full settlement of its claims for damages resulting from breaches of representations and warranties made in connection with the purchase of loans in late 1997 and early 1998.

Income related to these events will be recorded in the second quarter of 2002.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

 None

Item 5. Other Information

The date of this years Annual Meeting of Stockholders is July 19, 2002.  This date has changed by more than 30 days from last years meeting date.  Therefore, the deadline for submitting stockholder proposals to be considered at the meeting is May 20, 2002.

American Residential has an advanced notice provision in its bylaws for stockholder business to be presented at meetings of stockholders.  This provision states that in order for stockholder business to be properly brought before a meeting by a stockholder, such stockholder must have given timely notice in writing to American Residential's Secretary.  In order to be timely, a stockholder proposal for next year's Annual Meeting of Stockholders must be received at American Residential's offices at 10421 Wateridge Circle, Suite 250, San Diego, California 92121 between April 20, 2003 and May 20, 2003.  Any proposals received before April 20, 2003 or after May 20, 2003 will be considered untimely and will not be presented at the meeting.  If presented at the meeting, the persons named in the proxy for such meeting may exercise their discretionary power with respect to such proposals.

Stockholder proposals to be included in American Residential's Proxy Statement for next year's Annual Meeting of Stockholders must be received by American Residential by February 17, 2003, and satisfy the conditions established by the Securities and Exchange Commission, specifically, Rule 14a - 8 of the Exchange Act.

Item 6. Exhibits and Reports on Form 8-K:

(a)           Exhibits

*3.1 Articles of Amendment and Restatement of the Registrant

*3.2 Amended and Restated Bylaws of the Registrant

3.3 Amendment to Amended and Restated Bylaws of the Registrant

**4.1 Rights Agreement dated February 2, 1999 by and between the Company and

American Stock Transfer Company as Rights Agent

*              Incorporated by reference to Registration Statement on Form S-11

(File No. 333-33679)

**             Incorporated by reference to Form 8-K filed on February 17, 1999

(File No. 001-13485)

(b)           Reports on Form 8-K

Current Report on Form 8-K (file number 001-13485) filed on January 9, 2002.

Current Report on Form 8-K (file number 001-13485) filed on April 22, 2002 as amended on April 23, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

Dated: May 15, 2002	By:	/s/	Judith A. Berry
Judith A. Berry,
Executive Vice President
Chief Financial Officer