Form 10-Q
period 2002-06-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2002-08-14
CIK 1035744

+

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2002

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

☒    YES                   ☐    NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,880,090 as of July 16, 2002

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2002 and December 31, 2001

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2002 and June 30, 2001 and for the six months ended June 30, 2002 and June 30, 2001 respectively.

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001.

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets, Unaudited

(in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$12,348	$10,945
Mortgage loans held for sale, net, pledged, (lower of cost or market)	210,031	38,095
Bond collateral, mortgage loans, net	337,153	452,152
Bond collateral, real estate owned	11,022	9,226
Retained interests in securitization	1,079	1,582
Derivative financial instruments	3,701	926
Accrued interest receivable	2,641	3,048
Due from affiliate	—	159
Investment in American Residential Holdings, Inc.	1,991	1,789
Other assets	2,342	1,802
	$582,308	$519,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$205,554	$35,265
Long-term debt, net	312,925	422,349
Accrued interest payable	150	85
Due to affiliate	1,964	1,786
Accrued expenses and other liabilities	3,274	1,612
Total liabilities	523,867	461,097

Stockholders’ Equity:
Preferred stock, par value $.01 per share; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,880,090 shares issued and outstanding at June 30, 2002 and 7,959,900 shares issued and outstanding at December 31, 2001	79	80
Additional paid-in-capital	108,797	108,995
Accumulated other comprehensive income	31	448
Accumulated deficit	(50,466)	(50,896)
Total stockholders’ equity	58,441	58,627
	$582,308	$519,724

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations, unaudited

(in thousands, except per share data)

	For the Three Months Ended June 30, 2002	For the Three Months Ended June 30, 2001	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2001
Interest income:
Mortgage assets	$10,021	$13,983	$20,042	$32,059
Cash and investments	37	168	66	356
Interest rate cap and floor agreement expense		—		(9)
Total interest income	10,058	14,151	20,108	32,406
Interest expense	4,072	8,990	7,899	23,239
Net interest spread	5,986	5,161	12,209	9,167
Premium amortization	2,526	2,960	5,628	5,436
Net interest income	3,460	2,201	6,581	3,731
Provision for loan losses	1,024	779	3,127	2,420
Net interest income after provision for loan losses	2,436	1,422	3,454	1,311
Other operating income:
Gain on sale of mortgage loans	4,952	—	6,504	—
Management fee income	31	45	59	96
Equity in income of American Residential Holdings, Inc.	128	46	202	157
Prepayment penalty income	170	853	510	1,674
Total other operating income	5,281	944	7,275	1,927
Net operating income	7,717	2,366	10,729	3,238
Other income:
Litigation settlement	10,281	—	10,281	—
Total other income	10,281	—	10,281	—
Other expenses:
Loss (gain) on sale of real estate owned, net	347	(98)	432	154
Loss (gain) on derivative financial instruments	8,765	—	8,459	—
Underwriting costs on loan orginations	66	—	109	—
Management fees	—	674	—	1,440
Professional fees	1,097	222	1,861	481
General and administrative expenses	5,386	243	9,719	433
Write-off of acquisition due diligence costs	—	514	—	514
Total other expenses	15,661	1,555	20,580	3,022
Income before cumulative effect of a change in accounting principle	2,337	811	430	216
Adoption of SFAS 133 Accounting Change:
Reduce Cap Agreement cost to market	—	—	—	(1,106)
Net income (loss)	2,337	811	430	(890)
Other comprehensive income (loss)
Unrealized gains (losses) on retained interest in securitization	(415)	184	(417)	217
Unrealized holding gains (losses) arising during the period	(415)	184	(417)	217
Comprehensive income (loss)	1,922	995	13	(673)

Income (loss) per share before cumulative effect of accounting change	$0.30	$0.10	$0.05	$0.03
Net income (loss) per share of common stock-basic and diluted	$0.29	$0.10	$0.05	$(0.11)
Dividends per share of common stock for the related period	$—	$—	$—	$—

See accompanying notes to consolidated financial statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$430	$(890)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage assets premiums	5,415	5,436
Cumulative effect of change in accounting principle	—	1,115
Amortization of interest rate cap agreements	—	9
Amortization of CMO capitalized costs	326	568
Amortization of CMO premium	—	(82)
Provision for loan losses	3,127	2,420
Equity in undistributed income of American Residential Holdings, Inc.	(202)	(157)
Decrease in deposits to retained interest in securitization	1	168
Decrease in retained interest in securitization	85	4
Loss on sale of real estate owned	1,681	154
Proceeds from sale of mortgage loans held for sale	786,732	—
Mortgage loan originations	(958,668)	—
Increase in derivative financial instruments	(2,775)	—
Decrease in accrued interest receivable	891	3,697
Increase (decrease) in due from affiliate	159	(58)
(Increase) decrease in other assets	(1,024)	12
Increase (decrease) in accrued interest payable	65	(166)
Increase in due to affiliate	178	239
Increase in accrued expenses and other liabilities	1,662	378
Net cash (used in) provided by operating activities	(161,917)	12,847
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans, net	97,431	187,484
Proceeds from sale of real estate owned	5,549	6,308
Net cash provided by investing activities	102,980	193,792
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in net borrowings from short-term debt	170,289	(2,871)
Dividends paid	—	(1,606)
Payments on long-term debt	(109,750)	(196,895)
Purchase of Treasury Stock	(199)	(196)
Net cash provided by (used in) financing activities	60,340	(201,568)
Net increase in cash and cash equivalents	1,403	5,071
Cash and cash equivalents at beginning of period	10,945	14,688
Cash and cash equivalents at end of period	$12,348	$19,759
Supplemental information – interest paid	$7,828	$23,163
Non-cash transactions:
Transfers from bond collateral to real estate owned	$13,043	$6,859

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., (“AmRIT” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended June 30, 2002, have been included.  Certain reclassifications may have been made to prior interim period amounts to conform to the current presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

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

New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3.  SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value.  SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002.  The implementation of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As permitted by SFAS 142, the Company adopted the new standard in the first quarter of the fiscal year 2002. Intangible assets are less than $1,000 and therefore adoption of SAS 142 has no material effect on the consolidated financial statements.

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

Note 2.  Income (Loss) Per Share

The following table illustrates the computation of basic and diluted income (loss) per share (in thousands, except share and per share data):

	For the Three months ended June 30, 2002	For the Three months ended June 30, 2001	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2001
	(in thousands, except share data)
	(unaudited)
Numerator:
Numerator for basic income (loss) per share net earnings	$2,337	$811	$430	$(890)
Denominator:
Denominator for basic income per share - weighted average number of common shares outstanding during the period	7,880,090	7,959,900	7,899,340	7,965,000
Incremental common shares attributable to exercise of outstanding options	75,000	—	75,000	—
Denominator for diluted income per share	7,955,090	7,959,900	7,974,340	7,965,000

Income (loss) per share before cumulative effect of accounting change	$0.30	$0.10	$0.05	$0.03
Basic income (loss) per share	0.30	0.10	0.05	(0.11)
Diluted income (loss) per share	0.29	0.10	0.05	(0.11)

For the six months ended June 30, 2002 and 2001 there were 1,199,100 and 1,218,100 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 3.  Mortgage loans held for sale, net pledged

The AmRIT subsidiary, American Mortgage Network, Inc. (“AmNet”) has pledged loans held for sale to secure credit lines (warehouse facilities) from two financial institutions. See Note 7 Short-Term Debt. Mortgage loans held for sale at June 30, 2002, consist of loans which have been committed for sale of approximately $127.3 million and loans available for sale at approximately $80.7 million, both of which are carried at the lower of cost or market.

Note 4.  Bond Collateral, Mortgage Loans, net

AmRIT has pledged mortgage loans and real estate owned, net, as collateral in order to secure long-term-debt.  Bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one to four-family residential properties.  All bond collateral is pledged to secure repayment of the related long-term-debt obligation.  All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the long-term-debt obligation.  The obligations under the long-term-debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT. The components of the bond collateral at June 30, 2002 and December 31, 2001 are summarized as follows (dollars in thousands)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At June 30, 2002
Mortgage loans	$22,090	$83,917	$126,174	$57,802	$40,386	$330,369
Unamoritized premium	754	2,403	5,172	1,884	702	10,915
Allowance for loan losses	(270)	(1,019)	(1,435)	(955)	(452)	(4,131)
	$22,574	$85,301	$129,911	$58,731	$40,636	$337,153

Weighted average net coupon	9.25%	9.77%	9.11%	9.00%	10.62%	9.45%
Unamortized premiums as a percent of Mortgage loans	3.41%	2.86%	4.10%	3.26%	1.74%	3.30%

At December 31, 2001
Mortgage loans	$32,340	$112,770	$173,118	$71,732	$50,719	$440,679
Unamoritized premium	1,127	3,978	7,233	2,623	1,369	16,330
Allowance for loan losses	(246)	(1,582)	(1,137)	(761)	(1,131)	(4,857)
	$33,221	$115,166	$179,214	$73,594	$50,957	$452,152

Weighted average net coupon	9.23%	9.99%	9.31%	9.29%	10.84%	9.65%
Unamortized premiums as a percent of Mortgage loans	3.48%	3.53%	4.18%	3.66%	2.70%	3.71%

The Company maintains an allowance for losses on mortgage loans held-for-investment and bond collateral at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

Note 5.  Derivative Financial Instruments

The following is a summary of AmNet’s derivative instruments (dollars in thousands)(unaudited):

Security	Notional Amount	Strike	Derivative	Short Long	Expiration
Treasury Bond	$300,000	108	Calls	Long	September 19, 2002
Treasury Bond	$500,000	107	Calls	Short	September 19, 2002
Treasury Bond	$550,000	110	Calls	Long	September 19, 2002
Treasury Bond	$200,000	116	Calls	Long	September 19, 2002
Treasury Bond	$200,000	92	Puts	Long	September 19, 2002
Treasury Bond	$200,000	97	Puts	Long	September 19, 2002
Treasury Bond	$300,000	98	Puts	Short	September 19, 2002

Ten Year Treasuries	$300,000	110	Calls	Short	September 19, 2002
Ten Year Treasuries	$200,000	112	Calls	Long	September 19, 2002
Ten Year Treasuries	$100,000	112	Calls	Long	December 19, 2002
Ten Year Treasuries	$200,000	98	Puts	Long	September 19, 2002
Ten Year Treasuries	$200,000	100	Puts	Long	September 19, 2002
Ten Year Treasuries	$250,000	103	Puts	Long	September 19, 2002
Ten Year Treasuries	$500,000	104	Puts	Short	September 19, 2002
Ten Year Treasuries	$100,000	106	Puts	Long	September 19, 2002
Ten Year Treasuries	$100,000	102	Puts	Short	December 19, 2002

FNMA 30 -Year MBS	$100,000	101.125	TBA	Short	August 14, 2002
GNMA 30-Year MBS	$75,000	101.16	TBA	Short	August 21, 2002

These derivatives are accounted for as trading securities in the accompanying consolidated financial statements. The decrease in fair market value of derivative financial instruments is included in the Consolidated Statements of Operations and Comprehensive Loss.

The short and long positions noted in the schedule above represent options to purchase or sell the underlying security.  Long positions gain in value as market interest rates increase and short positions gain in value as market interest rates decrease.

Hedges are put in place to help mitigate market interest rate fluctuations, which may adversely impact the locked mortgage loan pipeline and mortgage loans closed which are unsold. At June 30, 2002, the locked pipeline was approximately $368.3 million and closed loans which were unsold were approximately $80.7 million.  The locked pipeline (potential loans) and closed loans are for single family residences collateralized by first trust deeds.  For the purposes of valuing the locked loan pipeline an assumption is made as to the estimated percentage of these loans that will eventually be funded.  Prior to the period ending June 30, 2002, the estimated percentage was calculated using industry standards, because the Company had little loan origination history available.  As the Company continues to build a loan origination history, the estimated percentage will be based on this history and the constant reassessment of market interest rates.

Note 6.  Bond Collateral, Real Estate Owned

The Company owned 159 properties and 148 properties as of June 30, 2002 and December 31, 2001, respectively.  Upon transfer of the loans to real estate owned (as a result of default or foreclosure), the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal.  As of June 30, 2002 and December 31, 2001, real estate owned totaled approximately $11.0 million and $9.2 million, respectively.

Note 7.  Short-Term Debt

As of June 30, 2002, short-term debt consists of a revolving credit line (warehouse facility) used to fund the Company’s lending activities. As of June 30, 2002, mortgage loans held for sale were pledged as collateral for the warehouse facility. The facility consists of borrowings of $202.5 million with two financial institutions for a maximum amount of $260 million, secured by mortgage loans held for sale, generally bearing interest at LIBOR plus spread (3.23% at June 30, 2002). The weighted–average interest rate was 3.30% in 2002 and the facility fee is 0.25% on the aggregate committed amount of the warehouse facility which matures on November 25, 2002. The facility is repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreement governing the facility contains a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of the Company.  As of June 30, 2002 the Company was out of compliance with a net worth covenant. The non-compliance was waived by the financial institution.

In 2001, the Company entered into a $5 million senior subordinated revolving loan agreement (Subordinated Loan Agreement). Borrowings related to the Subordinated Loan Agreement are secured by an interest in a securitization held by the Company. The Subordinated Loan Agreement bears interest at 12% and matures in December 2002, with provisions for extension of two additional one–year periods at the Company’s option. The Subordinated Loan Agreement contains a number of covenants, including covenants based on tangible net worth, cash flows, net income and liquidity of the Company. As of June 30, 2002, the Company has $3.0 million in borrowings on the Subordinated Loan Agreement.

Note 8.  Long-Term Debt, Net

The components of the long-term-debt at June 30, 2002 and December 31, 2001, along with selected other information are summarized below (dollars in thousands)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Long-Term Debt
At June 30, 2002
Long-term debt	$22,097	$78,976	$121,100	$50,534	$41,264	$313,971
Capitalized costs on long-term debt	(84)	(7)	(566)	(389)	—	(1,046)
Total long-term debt	$22,013	$78,969	$120,534	$50,145	$41,264	$312,925

Weighted average financing rates	2.06%	2.03%	3.28%	2.21%	2.98%	2.68%

At December 31, 2001
Long-term debt	$31,809	$107,574	$167,200	$65,546	$51,592	$423,721
Capitalized costs on long-term debt	(122)	(10)	(761)	(479)	—	(1,372)
Total long-term debt	$31,687	$107,564	$166,439	$65,067	$51,592	$422,349

Weighted average financing rates	2.56%	2.25%	3.45%	2.45%	3.27%	2.90%

Note 9.   Commitments and Contingencies

The Company has used, and will continue to use, Forward Loan Sale Commitments to help mitigate the locked pipeline’s exposure to market interest rate fluctuations (See section – Mortgage Banking Business).  These commitments provide that the Company agrees to sell an established volume of mortgage loans to a particular institution at a fixed price.  An established time frame, or settlement date is also agreed upon. The Company could incur a loss if the loan volume committed for sale is not delivered.

Note 10.   Related Party Transactions

During the month of June the Company made first trust deed loans on the personal residences of John Robbins, Chairman of the Board and Chief Executive Officer; and  Jay Fuller, President and Chief Operating Officer for $950,000 and $550,000 respectively.  The loans were immediately sold thru the normal channels to financial institutions. There were no discounts or special incentives regarding these loans.

Note 11.  Business Segments

The Company was reorganized into two segments: the Mortgage Asset Portfolio Investments—Spread Lending Business and the Mortgage Banking Business.  The Mortgage Asset Portfolio Investments—Spread Lending segment manages a portfolio of mortgage loans pledged as collateral for long-term debt. The Mortgage Banking Business originates home mortgage loans through a network of mortgage loan brokers.  These mortgage loans are subsequently sold to financial institutions.

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

The table below reflects the second quarter and year to date income statement activity by segment.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations by Business Segment, unaudited

(in thousands)

	For the Three Months Ended June 30, 2002	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2002
	Spread Lending	Mortgage Banking	Spread Lending	Mortgage Banking
Interest income:
Mortgage assets	$8,679	$1,342	$16,149	$3,893
Cash and investments	34	3	59	7
Total interest income	8,713	1,345	16,208	3,900
Interest expense	2,942	1,130	6,075	1,824
Net interest spread	5,771	215	10,133	2,076
Premium amortization	2,526	—	5,628	—
Net interest income	3,245	215	4,505	2,076
Provision for loan losses	1,024	—	3,127	—
Net interest income after provision for loan losses	2,221	215	1,378	2,076
Other operating income:
Gain on sale of mortgage loans	—	4,952	—	6,504
Management fee income	31	—	59	—
Equity in income of American Residential	—	—
Holdings, Inc.	128	—	202	—
Prepayment penalty income	170	—	510	—
Total other operating income	329	4,952	771	6,504
Net operating income	2,550	5,167	2,149	8,580
Other income:
Litigation settlement	10,281	—	10,281	—
Total other income	10,281	—	10,281	—
Other expenses:
Loss on sale of real estate owned, net	347	—	432	—
Loss on derivative financial instruments	—	8,765	—	8,459
Underwriting costs on loan orginations	—	66	—	109
Professional fees	580	517	897	964
General and administrative expenses	330	5,056	547	9,172
Total other expenses	1,257	14,404	1,876	18,704
Net income (loss)	$11,574	$(9,237)	$10,554	$(10,124)

For the purpose of internal management reporting, the Company records inter-segment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting.  Inter-segment assets and liabilities eliminated for consolidation purposes were $29.2 million for the six month period ending June 30, 2002.

Note 12.   Subsequent Events

The Company held their annual meeting on July 19, 2002, at which time voting took place with respect to certain proposals.  This meeting was adjourned to August 2, 2002 to permit additional voting with respect to initiatives to eliminate certain restrictions in the Company’s charter requiring it to remain a Real Estate Investment Trust (“REIT”). Subsequently, a final vote count indicates the Company’s shareholders have voted in favor of the de-REIT proposals.  The Company estimates the elimination of REIT status will begin January 1, 2003.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements that use the words “expects”, “will”, “may”, “anticipates”, “goal”, “intends”, “seeks”, “strategy” and derivatives of such words are forward looking statements. These forward looking statements include statements regarding:

•                                          the effect on our interest income, interest expense, gains on loan sales, gain/loss on derivative financial instruments and operating performance from changes in interest rates

•                                          diversifying and re-building our revenue streams

•                                          our anticipated lack of dividends in 2002

•                                          our belief regarding future prepayment rates, anticipated prepayment penalties, future borrowing costs and appropriate premium amortization levels

•                                          the sufficiency of our cash reserves

•                                          the anticipated timing of eliminating our REIT status

•                                          the impact of new accounting standards

•                                          our intent to hold bond collateral to maturity

In addition, we have included a number of statements regarding the development of our new mortgage loan origination capabilities, which are forward looking. These statements include statements regarding:

•                                          our creation of operational capabilities to originate and sell “A” quality mortgage loans including our expectation of deriving our revenues primarily from sales of loans net of hedging

•                                          growth and profit potential from American Mortgage Network, Inc. (“AmNet”)

•                                          projected loan origination volumes, including the anticipated effect of fluctuations in interest rates, the estimated size of the loan origination market and our market share

•                                          expenses associated with AmNet

•                                          our ability to obtain and expand debt facilities to fund AmNet loan originations

•                                          our ability to resell our loans on the secondary market and the timing of these re-sales

•                                          the levels of investment that we will need to make in our loan inventory

•                                          the effectiveness of our hedge instruments and our expectation of recouping in part past hedging losses with increased loan sale revenues

•                                          our ability to hedge against market fluctuations in interest rates

•                                          achieving profitability at the AmNet level, and the correlation of loan origination volume and profitability and our expected loss for tax purposes for fiscal 2002

•                                          sources of revenue that may be generated by our loan origination operations

•                                          the adequacy of our allowances for losses on sale of mortgage loans, and our intent to set aside reserves for non-saleable loans

These forward looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, general economic conditions, overall interest rates, the shape of the yield curve, reductions in the value of retained interests in securitizations, the Company’s ability to successfully grow its origination subsidiary and the Company’s ability to obtain the financing necessary to fund its origination business. Other risk factors that could cause actual results to differ materially are set forth in this item under the heading “Business Risk Factors.”

Introduction

The Company is currently structured as a REIT, thereby generally eliminating federal taxes at the corporate level on income it distributes to stockholders. The proxy for the 2002 Annual Stockholders Meeting included two proposals that would eliminate restrictions on the Company’s charter documents to permit the Company to eliminate its REIT status. These proposals were passed as required of the shareholders.  The Company plans to de-REIT as of January 2003.

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

Mortgage Asset Portfolio Investments—Spread Lending Business

Currently, the Company’s spread lending revenue primarily consists of net interest income generated from its bond collateral mortgage loans (consisting mainly of A- and B sub-prime mortgage loans secured by residential properties) and its cash and investment balances (collectively, “earning assets”), prepayment penalty income and income generated by equity in income of American Residential Holdings, Inc.

For that portion of the Company’s earning assets funded with borrowings (“spread lending”), the resulting net interest income is the difference between the Company’s average yield on earning assets and the cost of borrowed funds.   The table below illustrates interest rates on mortgage loans (net coupon) and interest rates on long-term debt (financing rates)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL
At June 30, 2002
Weighted average net coupon	9.25%	9.77%	9.11%	9.00%	10.62%	9.45%
Weighted average financing rates	2.06%	2.03%	3.28%	2.21%	2.98%	2.68%

At December 31, 2001
Weighted average net coupon	9.23%	9.99%	9.31%	9.29%	10.84%	9.65%
Weighted average financing rates	2.56%	2.25%	3.45%	2.45%	3.27%	2.90%

Gross income from spread lending will generally decrease following an increase in short term interest rates due to increases in borrowing costs but a lag in adjustments to the earning asset yields.  The majority of the Company’s earning assets are adjustable rate loans that adjust periodically every six months based on a margin over the six-month LIBOR index.  Gross income from spread lending will generally increase following a fall in short term interest rates due to decreases in borrowing costs and a lag and/or ‘floor’ in downward adjustments to the earning asset yields.

The Company’s primary expenses, besides its borrowing costs, are amortization of loan purchase premiums, provision for loan losses and losses on sale of real estate owned (“REO”). Provision for loan losses represent the Company’s best estimate of expenses related to loan defaults.  Gains or losses on the sale of REO represent differences between sale proceeds and the net carrying amount of the property. The carrying value includes a reduction (credit provision) to reflect an estimate of net proceeds at time of sale.  Premiums are amortized using the interest method over their estimated lives.

During the past twenty-seven months the Company’s asset base has declined due to the Company’s decision to avoid loan acquisitions if market conditions did not meet its investment criteria and to reserve capital for the pursuit of direct loan origination strategies. Revenues from the Spread Lending Business have declined in direct proportion to the decline in earning assets. The mortgage loan portfolio was approximately $1,292 million at December 31, 1999 to $858 million at December 31, 2000; $452 million at December 31, 2001; and $337 million at June 30, 2002.  Simultaneously, premium amortization and credit provision expense have increased as a percentage of gross revenue, reflecting increases in prepayments and delinquencies tied to a favorable refinance market and normal seasoning of the mortgage loans in the Copany’s portfolio. See Business Risks — Mortgage Asset Portfolio Investments—Spread Lending Business.

Mortgage Banking Business

One of the Company’s primary objectives continues to be to augment and eventually diversify its revenue base and earnings. The Company intends to deploy capital to augment declining revenues from its current, declining mortgage loans which have not been replenished due to unfavorable pricing on bulk purchases of mortgage loans. The primary strategy in diversifying the Company’s income stream has been to establish a loan origination business, and to sell the loans on a servicing released basis to loan purchasers for a profit.

As of June 30, 2002, AmNet has hired 214 loan production and loan operations employees and will continue to expand AmNet in 2002. Two regional production centers located in Oregon and Northern California began originating loans in November 2001. Three centers in California, Connecticut and Georgia were opened in the first quarter of 2002, and an additional center was opened in Florida during the second quarter of 2002. AmNet utilizes a dedicated sales force to offer AmNet’s loan products to approved wholesale mortgage brokers, who refer their client’s loans to AmNet for underwriting and funding. Loans meeting AmNet’s underwriting criteria are approved and funded at AmNet’s regional underwriting loan centers. AmNet’s headquarters office performs various functions through multiple departments including establishment of policy, risk management, secondary marketing, finance, accounting, administration, and information technology. The Company completed a relocation to new corporate headquarters in February 2002 in order to accommodate the space requirements of the Company and AmNet.

All loans produced are expected to be sold on a servicing-released basis to loan purchasers, typically within 30 days of origination. In November 2001, the Company obtained an initial warehouse facility for $75 million to fund and accumulate loans prior to sale to its loan purchasers. In March 2002 the warehouse facility was increased to $160 million. Additionally, a second facility was obtained in late March 2002 for $150 million. By prior agreement, upon securing the second facility, the original facility was decreased to $110 million. AmNet is required to maintain an equity investment in its loan inventory ranging from 1% to 4%, and must comply with various lender covenants restricting the absolute level of leverage and minimum levels of cash reserves. The Company expects to increase its warehouse borrowing facilities to enable it to increase loan production. There can be no assurances that credit lines will be obtained in time to enable continued growth and expansion of AmNet’s loan origination.

AmNet’s primary sources of revenue are gains on the sale of mortgages, fees charged to borrowers and net interest income earned on its loan inventory and net of gains or losses on hedging transactions.  Its primary expenses are commissions, salaries and occupancy costs associated with its network of regional loan origination offices, and headquarter payroll and occupancy costs and other related general and administrative expenses.  Other expenses include potential costs and losses associated with hedging activities (i.e., losses on derivative financial instruments and losses on loan sales subject to certain forward loan sale contracts).

As is customary in the mortgage banking industry, AmNet routinely provides rate lock commitments to borrowers for up to 30 days prior to funding, with such loans ‘priced’ to reflect the Company’s targeted gain on sale margin.  The Company has exposure to interest rate changes on its rate lock commitments (loan pipeline) because a large majority of rate locks will ‘close’ if interest market rates subsequently increase, and conversely, rate locks may ‘fall out’ if market interest rates decline significantly. The gain on sale of loans (loan sale margin) will generally decline if rates have risen, since the loans which were ‘priced’ when rates were lower carry lower-than-current-market interest rates.  Accordingly, AmNet attempts to hedge (or protect) its loan sale margin in its pipeline and closed loan inventory by utilizing certain derivative financial instruments, Forward Loan Sale Commitments and similar agreements.  Hedges are typically designed to protect against rising interest rates.  AmNet has generally adjusted its hedge coverage on a daily basis based on changes in the composition of the pipeline, market conditions and market volatility while seeking to meet these objectives.  For a variety of reasons, however, the Company does not believe its hedging strategy was entirely effective in the second quarter.

Since hedges are generally designed to protect against rising rates, should rates drop unexpectedly and significantly over a short time period prompting the Company to reduce its hedge coverage,  hedges losses may occur, and may not always be offset by higher loan sale margins due to pipeline fallout.

See Results of Operations – Six Month Results and Mortgage Banking Business – Business Risks

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

Our accounting policies relating to the basic procures listed below have not changed in the six-month period ending June 30, 2002:

• Allowance for loan losses

• Amortization of premiums on bond collateral, mortgage loans

• Derivative and hedging activities

Please refer to the Company Form 10-K for the one-year period ending December 31, 2001, for a detailed discussion of these procedures.

Results of Operations

Six Month Results

For the six months ended June 30, 2002, the Company generated net income of approximately $430 thousand and net income per share of $0.05 compared to the six months ended June 30, 2001 when the Company generated net income of approximately $216 thousand and net income per share of $0.03.

Net interest income decreased approximately $12.0 million to approximately $20.0 million for the six months ended June 30, 2002 from approximately $32.1 million for the six months ended June 30, 2001.  This decrease was primarily due to a decrease in the value of mortgage loans.  Mortgage loans were approximately $337.1 million at June 30, 2002 and approximately $643.6 million at June 30, 2001 which represents approximately a 47.61% decline. The mortgage loan decline was the result of high prepayment activity and no portfolio replenishment.  Due to a favorable refinance market, the adjustable rate mortgage re-set rates are generally higher than rates available in the market place.  Furthermore, in many cases, prepayment penalties have expired, or have not served as a deterrent to refinances.

Interest expense decreased by approximately $15.3 million to approximately $7.9 million for the six months ended June 30, 2002 from approximately $23.2 million for the six months ended June 30, 2001. This decrease is attributable to lower borrowings outstanding as well as lower borrowing rates. A majority of the Company’s borrowing rates are based upon a spread over the one-month London InterBank Offered Rate (“LIBOR”). One month LIBOR rates decreased from approximately 3.86% at June 30, 2001 to approximately 1.84% at June 30, 2002.

Net interest income for the six months ended June 30, 2002  and June 30, 2001 was approximately $6.6 million and $3.7 million, respectively. The increase of approximately $2.9 million was due to an increase in net interest spread (discussed in the two preceding paragraphs) and despite an increase in premium amortization. The premium amortization rate for the six months ended June 30, 2002 increased approximately $192 thousand from the same period ended June 30, 2001 due to the use of a level yield amortization method and the fact that prepayments increased on the two largest components of the portfolio, the 1999-2 and 1999-A segments.  Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans.  Premium amortization expense including adjustments, was approximately $5.6 million for the six months ended June 30, 2002 and approximately $5.4 million for the six months ended June 30, 2001.

The following chart repesents constant prepayment rates (“CPRs”):

	As of June 30, 2002			As of June 30, 2001
	Three Months	Six Months	Life- Time	Three Months	Six Months	Life- Time
Bond collateral:
CMO/FASIT 1998-1	39.0%	38.5%	43.0%	50.8%	51.0%	45.3%
CMO 1999-1	32.5%	33.4%	34.9%	38.2%	37.6%	34.2%
CMO 1999-2	52.0%	44.1%	32.3%	46.0%	33.7%	21.6%
CMO/REMIC 1999-A	46.4%	42.6%	37.2%	66.5%	51.7%	30.1%
CMO 2000-2	61.6%	49.3%	36.0%	35.8%	29.7%	21.8%

Net interest income, after provision for loan losses, increased $2.1 million from income of approximately $1.3 million for the six months ended June 30, 2001, to income of approximately $3.4 million for the six months ended June 30, 2002. This increase was due primarily to the increase in net interest spread discussed above. Loan loss provision increased $707 thousand from approximately $2.4 million for the six months ended June 30, 2001 to approximately $3.1 million for the six months ended June 30, 2002.  The provision for loan losses as a percentage of total interest income has been steadily increasing due to normal aging of the mortgage asset portfolio (bond collateral). For the six month period ending June 30, 2001 the percentage of the provision for loan losses to total interest income was approximately 7.5% and for the six month period ending June 30, 2002 the percentage has increased to approximately 15.6%. The increases are related to seasoning of the sub-prime mortgage portfolio and expected increases in the number of loans in foreclosure which are likely to result in a loss to the Company.

During the six months ended June 30, 2002, other operating income increased $5.3 million as compared to the six months ended June 30, 2001, primarily due to AmNet’s gain on sale of mortgage loans from its mortgage banking business which was not in existence in the prior period. A gain over the prior period was also experienced in the equity in income of American Residential Holdings, Inc. of approximately $45 thousand. This increase is offset by decreases for the period in management fee income (approximately $37 thousand) and prepayment penalty income (approximately $1.2 million) caused by the expiration of a high percentage of prepayment penalty clauses on loans in the mortgage asset portfolio.

For the six months ended June 30, 2002, other income increased approximately $10.3 million as a result of  legal settlements. See Part II. OTHER INFORMATION for further description of these matters. There was no other income for the period ending June 30, 2001.

For the six months ended June 30, 2002, other expenses increased $17.6 million as compared to the six months ended June 30, 2001. This increase was mainly the result of an increase in general and administrative costs of approximately $9.2 million related to the increase in AmNet loan origination activity; the loss on derivative financial instruments of $8.5 million; the increase in professional fees of approximately $1.4 million related to litigation costs and multi-state business license authorizations and loss increases of approximately $278 thousand related to the sale of real estate owned. These other expense increases were partially offset by decreases in management fee expense of approximately $1.4 million and acquisition cost write-off’s of approximately $514 thousand.

During the second quarter of 2002 there were significant declines and uncertainties in the equity markets which contributed to unprecedented volatility in the bond markets as a ‘flight to quality’ occurred.  This significant volatility in the bond markets was characterized by large and/or sudden upward and downward changes in interest rates, or yields.  The volatility in the bond market yields caused significant changes in value of AmNet’s mortgage pipeline and derivative financial instrument positions, and required the Company to purchase and sell derivative financial instruments in order to attempt to offset this volatility on several occasions, incurring significantly higher transaction costs.   Additionally, the Company incurred losses on its derivative financial instruments which were partially offset by gains on the sale of mortgages during the quarter ended June 30, 2002.  The Company expects a portion of the loss on derivative financial instruments will be partially offset by gains on the sale of mortgages in the third quarter of 2002.

While the intent of our hedging strategy is primarily to stabilize the value of the loans we are originating against possible interest rate fluctuations, the strategy we employed in the second quarter was not effective for several reasons. Keeping hedge positions aligned with our loan originations can be complex, and involves choosing from among a variety hedge instruments in the futures markets and delivery contracts with large buyers of loans.  Ideally, if interest rates rise, the value of the mortgage loans in our pipeline decreases, but the derivative financial instruments used to hedge against this risk would create an offsetting profit.  Conversely, if we execute our hedging strategy well, we would expect that if interest rates fall, the value of the mortgage loans in our pipeline would increase, but the hedge position would create an acceptable offsetting loss.  For a variety of reasons, our strategy did not perform in accordance with this objective.  First, we elected to use primarily short option positions, which were only capable of offsetting interest rate moves of approximately 20 basis points. Second, the interest rate volatility of the second quarter was well in excess of historical norms, and on many days was in excess of 50 basis points. Third, the nature of our short option positions was such that once interest rates dropped below the range protected by the option premium proceeds we collected, those same short positions actually accentuated our losses, and those losses overtook the amount of the gains in our loans.  Fourth, in order to create additional option premiums, we periodically had a larger notional amount of coverage than the face amount of loans actually in the pipeline, thus exacerbating the divergence between the value of the assets we sought to protect and our loss on the options.  Fifth, because the decline in rates was so dramatic, we did not enjoy some of our hoped for profits in the loans we were originating because many of our borrowers elected not to close those loans in favor of seeking alternative loan approvals at lower rates.  Subsequent to the second quarter and considering the recent volatility in interest rates, we have elected to dramatically reduce the use of short option positions, and instead are using alternative approaches, such as mandatory delivery contracts and similar techniques.

Three Month Results

For the three months ended June 30, 2002, the Company generated net income of approximately $2.3 million and net income per share of $0.30 compared to the three months ended June 30, 2001 when the Company generated net income of approximately $811 thousand and net income per share of $0.10.

Mortgage asset interest income decreased approximately $4.0 million to approximately $10.0 million for the three months ended June 30, 2002 from approximately $14.0 million for the three months ended June 30, 2001.  This decrease was primarily due to lower average mortgage assets.  Mortgage assets were approximately $337.1 million at June 30, 2002 and approximately $643.6 million at June 30, 2001, which represents a 47.61% decline. The Mortgage asset decline was the result of high prepayment activity and no portfolio replenishment.  Due to a favorable refinance market, the adjustable rate mortgage re-set rates are generally higher than rates available in the market place.  Furthermore, in many cases, prepayment penalties have expired, or have not served as a deterrent to refinances.

Interest expense decreased by approximately $4.9 million to approximately $4.1 million for the three months ended June 30, 2002 from approximately $9.0 million for the three months ended June 30, 2001. This decrease is attributable to lower borrowings outstanding as well as lower borrowing rates. A majority of the Company’s borrowing rates are based upon a spread over the one-month London InterBank Offered Rate (“LIBOR”). One month LIBOR rates decreased from approximately 3.86% at June 30, 2001 to approximately 1.84% at June 30, 2002.

Net interest income for the three months ended June 30, 2002  and June 30, 2001 was approximately $3.5 million and $2.2 million respectively. The increase of approximately $1.3 million was due to an increase in net interest spread (discussed in the two preceding paragraphs) and a decrease in premium amortization. The premium amortization rate for the three months ended June 30, 2002 decreased approximately $434 thousand from the same period ended June 30, 2001. Although for the six month period premium amortization increased over the prior period (see explanation above - Six Month Results), the three month period decreased. The decrease for the three month period reflects the gradual decrease in level yield amortization as portfolio balances continue to decline. Premium amortization expense including adjustments, was approximately $2.5 million for the three months ended June 30, 2002 and approximately $3.0 million for the three months ended June 30, 2001.

Net interest income, after provision for loan losses, increased $1.0 million from income of approximately $1.4 million for the three months ended June 30, 2001, to income of approximately $2.4 million for the three months ended June 30, 2002. This increase was due primarily to the increase in net interest spread discussed above. Loan loss provision increased $245 thousand from approximately $779 thousand for the three months ended June 30, 2001 to approximately $1.0 million for the three months ended June 30, 2002.  The provision for loan losses as a percentage of total interest income has been steadily increasing. For the three month period ending June 30, 2001 the percentage of the provision for loan losses to total interest income was approximately 5.5% and for the three month period ending June 30, 2002 the percentage has increased to approximately 10.2%. The increases are related to seasoning of the sub-prime mortgage portfolio and expected increases in the number of loans in foreclosure which are likely to result in a loss to the Company.

During the three months ended June 30, 2002, other operating income increased $4.3 million as compared to the three months ended June 30, 2001, primarily due to AmNet’s gain on sale of mortgage loans from its origination business of approximately $5.0 million. This activity was not in existence in the prior period. In addition the equity in income from American Residential Holdings, Inc. increased approximately $82 thousand. These increases were offset by decreases for the period in management fee income (approximately $14 thousand) and prepayment penalty income (approximately $683 thousand).

For the three months ended June 30, 2002, other income increased approximately $10.3 million as a result of  lawsuit and arbitration proceedings settlements. See Part II. OTHER INFORMATION for further description of these matters. There was no other income for the period ending June 30, 2001.

For the three months ended June 30, 2002, other expenses increased $14.1 million as compared to the three months ended June 30, 2001. This increase was mainly the result of a loss on derivative financial instruments of $8.8 million and an increase in general and administrative costs related to the increase in AmNet loan origination activity of approximately $5.1 million. Additionally, legal fees related to the Company’s litigation increased professional fees approximately $875 thousand. Other increases included losses on sale of real estate owned by approximately $445 thousand and underwriting costs on loan originations of approximately $66 thousand. These other expense increases were partially offset by decreases in management fee expense of approximately $674 thousand and acquisition cost write-offs of approximately $514 thousand.

During the second quarter of 2002 there were significant declines and uncertainties in the equity markets which contributed to unprecedented volatility in the bond markets as a ‘flight to quality’ occurred.  This significant volatility in the bond markets was characterized by large and/or sudden upward and downward changes in interest rates, or yields.  The volatility in the bond market yields caused significant changes in value of AmNet’s mortgage pipeline and treasury positions, and required the Company to adjust its hedge positions on several occasions, incurring significantly higher transaction costs.   Additionally, the Company incurred losses on its derivative financial instruments which were partially offset by gains on the sale of mortgages during the quarter ended June 30, 2002.  The Company expects a portion of the loss on derivative financial instruments will be partially offset by gains on the sale of mortgages in the third quarter of 2002.  See also Six Month Results above.

Liquidity and Capital Resources

During the six months ended June 30, 2002, net cash used in operating activities was approximately $161.9 million.  The difference between net use of cash provided by operating activities and the net income of approximately $553 thousand was primarily the result of using $958.7 million to fund mortgage loan originations. This use was partially offset by $786.7 million in proceeds from loan sales. The other primary use of cash during the period was $2.8 million for investments in derivative financial instruments. Mortgage loans held for sale, net, pledged at June 30, 2002 was approximately $210.0 million of which approximately $129.3 million was committed for sale.

Net cash provided by investing activities for the six months ended June 30, 2002 was approximately $103.0 million. Cash flows from investing activities for the six months ended March 31, 2002 came from principal payments on bond collateral of approximately $97.4 million and proceeds from the sale of real estate owned of approximately $5.5 million.

For the six months ended June 30, 2002, net cash provided by financing activities was approximately $60.3 million, primarily due to the increase in short-term debt of approximately $170.3 million.  The increase in cash was partially offset by payments on long-term debt of approximately $110.0 million and the purchase of outstanding common stock pursuant to the share repurchase program of approximately $199 thousand. Available short-term credit increased approximately $185 million during the period from approximately $75 million to approximately $260 million by increases in loan limits from an existing warehouse loan facility and the addition of a short-term borrowing facility.  (See Note 7 to the financial statements). The Company’s mortgage banking strategy requires that the Company increase its loan origination levels to a profitable level and continue to increase loan production volumes for sustained and increased profitability. In order to continue to increase loan origination volumes, the Company must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. AmNet expects to expand its current warehouse lines of credit however, there can be no assurances that AmNet will be successful in obtaining additional warehouse facilities.

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

The Company does not expect to pay dividends in 2002.  As a REIT, it has been the Company’s policy to distribute at least 90% of taxable income to its shareholders in the form of dividends.  While the Company expects to report profits in 2002 for financial reporting (GAAP) purposes, it expects to have a loss in 2002 for tax purposes.  This is because 1. the Company has certain loss carryforwards from previous years, and 2. certain expenses and charges taken for GAAP purposes in previous years, primarily related to loan premium amortization and credit provisions, will be expensed for tax purposes in 2002 and 2003.  Furthermore, the proceeds received from the settlement of legal claims totaling $10.3 million in the second quarter of 2002, is income for GAAP purposes but only partially recorded as income for tax purposes.

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

High Levels of Bond Collateral Mortgage Loan Prepayments May Reduce Operating Income

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

Bond collateral mortgage loan prepayment rates generally increase when market interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan, geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during 1999 through 2000 on its CMO/FASIT segment of its bond collateral mortgage loan portfolio due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. In 2001 and 2002, the same phenomenon occurred in the 99-A and 1999-2 segments of the portfolio, as the loans in these portfolios reached the end of their 2 year fixed rate periods and prepayment penalty clauses expired. The overall rate of prepayments has decreased over the past several months averaging 40.15% in the first six months of 2002, 41.66% in the fourth quarter of 2001, down from 52.15% in the third quarter and 49.60% in the second quarter. The Company anticipates that overall prepayment rates are likely to remain in the 40% to 50% range in 2002. There can be no assurance that prepayment rates will not be higher or that prepayment penalty income will offset premium amortization expense. Accordingly, the Company’s financial condition and results of operations could be materially adversely affected.

As of June 30, 2002 approximately 23.1% of the Company’s Bond Collateral Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of fifteen months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the figure which would fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

Borrower Credit Defaults, Special Hazard Losses and National Recessions May Decrease Value and Cash Flow from the Company Bond Collateral Mortgage Assets

During the time the Company holds bond collateral mortgage assets or retained interest in securitizations, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any mortgage loan held by the Company or mortgages underlying bond collateral or retained interest in securitization, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the mortgage loan, less any payments from an insurer or guarantor. Although the Company has established an allowance for loan losses, there can be no assurance that any allowance for loan losses which is established will be sufficient to offset losses on mortgage loans in the future.

Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans, will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loan and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor’s non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require high loan loss allowances. All of the Company’s Bond Collateral Mortgage Loans at June 30, 2002 were originated as sub-prime mortgage loans.

A downturn in the national economy and the resultant adverse impact on employment rates could adversely affect mortgage loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. The Company’s allowances for loan losses may be inadequate should economic conditions worsen significantly causing higher than expected defaults and property value decreases. Management believes the allowances for loan losses are adequate as of June 30, 2002.

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

Prepayments, Credit Losses and Increases in Short Term Interest Rates May Adversely Affect the Value of Retained Interest in Securitization

In 1998, the Company completed a sale of residential mortgage loans through the securitization of such loans through a “REMIC.” The REMIC consisted of pooled, first-lien mortgages and was issued by American Residential Holdings, Inc (“Holdings”) to the public through a registration statement of an underwriter. The interest-only strip referred to as the Class “X” Certificate was created in the process of the securitization and was transferred from Holdings to American Residential Eagle, Inc., a wholly owned REIT subsidiary of the Company. The value of this investment is impacted by the level of future prepayments, credit loss and net interest spread on the underlying mortgages. There were no impairment charges during the six months ending June 30, 2002. However, during the year ending December 31, 2000, the Company incurred a $5.1 million impairment charge related to its retained interest in a REMIC securitization (the “Residual”). GAAP requires that any decline in residual asset value that is other than temporary be reflected through the Company’s current period statement of operations. There are no other retained interests in securitizations owned by the Company.

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

Because Mortgage Assets Are Pledged to Secure Long-Term Debt, the Company may not be Able to Sell Such Assets and Therefore the Company’s Liquidity and Capital Resources may be Adversely Affected

All of the Company’s bond collateral mortgage assets at June 30, 2002 were pledged as bond collateral to secure Long-Term Debt. These assets are subject to the terms of the Long-Term Debt agreements and may not be separately sold or exchanged. While the Company may sell its interests in the bond collateral subject to the liens and other restrictions of the Long-Term Debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, the Company would expect to receive less than its book value should it sell its interests in the bond collateral.

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

Loans Serviced by Third Parties May Result in Increased Delinquency Rates and Credit Losses which May Adversely Affect the Company’s Results of Operations and Financial Condition

All of the Company’s Bond Collateral Mortgage Loans are serviced by sub-servicers. The Company continually monitors the performance of the sub-servicers through performance reviews, comparable statistics for delinquencies and on-site visits. The Company has on occasion determined that sub-servicers have not followed standard collection and servicing practices related to the Company’s Bond Collateral Mortgage Loans which the Company believes has led to increased delinquencies and higher loan losses on selected segments. The Company continues to monitor these servicers, has put these entities on notice of such deficiencies, and has instituted other mitigating processes. The Company has arranged for servicing with entities that have particular expertise in non-conforming mortgage loans. Although the Company has established these relationships and procedures, there can be no assurance that these sub-servicers will service the Company’s mortgage loans in such a way as to minimize delinquency rates and/or credit losses and not cause an adverse effect on the Company’s results of operations.

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

The Company Expects Operating Expenses to Increase Significantly which May Adversely Affect its Results of Operations

Although the Company earned a net profit of approximately $430 thousand for the six month period ending June 31, 2002, this profit was entirely due to lawsuit and arbitration settlements totaling $10.3 million. Without these settlements the Company would have incurred a net loss of approximately $9.9 million for the first six months of 2002. The Company expects operating losses to continue, which may render it unable to generate sufficient revenues to be profitable in the future. In particular, the Company expects to incur additional costs and expenses related to the expansion of the sales force and regional underwriting centers as well as the expansion of its management team and internal infrastructure necessary to support the growth of the mortgage banking business.

Unprofitable operations may have an adverse effect on the price of the Company’s common stock.

The Company May Not Be Able to Effectively Manage the Growth of its Business

Recently, the Company has experienced rapid growth. In the beginning of 2001, the Company had approximately 20 employees. As of June 30, 2002, it had approximately 214 employees. Many of these employees have very limited experience with the Company and a limited understanding of its systems and controls. Many of the Company’s financial, operational and managerial systems and controls were designed for a small business and have only recently been adopted or replaced to support larger scale operations. The

Company will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment. At the same time, the Company will need to continue to upgrade and expand its financial, operational and managerial systems and controls and policies and procedures.  If the Company fails to manage its growth effectively, the Company’s expenses could increase and the management’s time and attention could be diverted. If the Company does not succeed in these efforts, it will be unable to effectively grow and manage the business, and its financial results could be negatively affected.

Mortgage Banking Business—Business Risks

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

The Company’s mortgage banking strategy requires that the Company increase its loan origination levels to a profitable level and continue to increase loan production volumes for sustained and increased profitability. The Company currently has warehouse borrowing facilities in place totaling $260 million. In order to continue to increase loan origination volumes, the Company must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. AmNet expects to expand its current warehouse facilities with JP Morgan/Chase and UBS Warburg; however, there can be no assurances that AmNet will expand its current warehouse facility or obtain additional warehouse facilities.

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

Overhead Expenses May Not Be Covered By Sufficient Revenues To Achieve Or Sustain Profitable Operations.

The Company made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support the loan origination business. At June 30, 2002, lease commitments for headquarter and regional offices totaled approximately 35,000 square feet. There were 214 salaried employees. In order to achieve profitability, AmNet’s monthly originations must be in the $350 million to $400 million range, such that the revenues associated with this loan production exceed fixed and variable overhead costs. Since AmNet’s revenues are tied directly to the level of loan production, it is imperative that AmNet achieves a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. There can be no assurances that AmNet will increase its loan origination volumes sufficiently to cover its fixed overhead costs, and should it incur significant operating losses during its start-up phase, the capital base and cash reserves could be materially adversely impacted, precluding the Company from fully implementing its mortgage banking strategies.

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

Volatility in Interest Rates

AmNet’s primary source of revenues is expected to be gains from the sale of loans, net of gains or losses on hedging transactions.  AmNet sets rates and pays broker premiums based on a pricing process designed to create a targeted profit margin on each loan.  Appropriately pricing these loans can be complex, and AmNet may not always successfully price its loans with adequate margin to compensate it for the risk of interest rate volatility.  In addition, AmNet uses derivative financial instruments in an effort to limit its exposure to changes in interest rates between the time it makes a rate lock commitment and the time each loan is closed and/or sold to investors.

Unexpected gains or losses on sales of mortgage loans have resulted from and may in the future result from changes in interest rates from the time the interest rate on a customer’s mortgage loan application is established to the time AmNet sells the loan. At any given time, AmNet has committed to sell substantially all of its mortgage loans that are closed (closed loan inventory) and a percentage of the mortgage loans that are not yet closed but for which the interest rate has been established (pipeline loans). To manage the interest rate risk of AmNet’s pipeline loans, AmNet continuously projects the percentage of the pipeline loans it expects to close.  Projecting a percentage of pipeline loans which will close is especially difficult during periods of volatile interest rates.  On the basis of such projections, AmNet employs a variety of techniques, currently consisting of a combination of mandatory forward sales commitments and put and call option contracts on United States Treasury obligations to partially mitigate market interest rate risk.  The Company cannot assure however, that AmNet’s use of derivative securities will offset the risk of changed in interest rates.  In certain instances it may even increase this risk. See Management’s Discussion and Analysis of Financial Condition and Results of Operations --- Six Month Results.

If interest rates make an unanticipated change, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. AmNet may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of derivative securities, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise, AmNet has had to and may in the future adjust its hedge positions or mandatory sales commitments at a significant cost, adversely affecting results of operations. This risk is greater during times of volatility of interest rates.

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

The Company’s success in its mortgage banking strategy will depend, in large part, on AmNet’s ability to originate “A” paper loans in sufficient quantity such that gains on the sale of these mortgages combined with broker fees and interest spread are in excess of both fixed and variable overhead costs. There can be no assurance that AmNet will be able to originate sufficient levels or mortgages to achieve and sustain profitability. In originating and selling A paper loans, AmNet will compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating A paper residential 1-4 unit mortgages, many of which have greater financial resources than AmNet. The Company will face competition from companies already established in these markets. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market exceeded $1.2 trillion in 2000 and $2 trillion in 2001, due to both strong home sales and low interest rates. While it is expected that the loan origination market will continue to be in the trillion-plus level in 2002 and beyond, the overall market size could contract, increasing competitiveness in the mortgage markets, and putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. The Company believes that it has identified a market niche that will allow it to gain market share over the next several years, even if the overall demand for mortgages declines, however there can be no assurance that the Company will be able to successfully compete.

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

AmNet is Subject to Counterparty Risks on Loan Sales Commitments and Hedging Transactions

In connection with its mortgage loan sales, which involve the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, AmNet also enters into treasury option purchases and sales in connection with its hedging activities. AmNet has credit risk exposure to the extent purchasers/sellers are unable to meet the terms of their forward purchase/sale contracts. As is customary in the marketplace, none of the forward payment obligations of any of AmNet’s counterparties is currently secured or subject to margin requirements. AmNet attempts to limit its credit exposure on forward sales arrangements on mortgage loans and mortgage–backed securities by entering into forward contracts only with institutions that AmNet believes are acceptable credit risks, and which have substantial capital and an established track record in correspondent lending. In its treasuries futures transactions, AmNet enters into transactions with the Chicago Board of Trade through an approved dealer to minimize potential trade risk however there can be no assurances that counterparties will perform. If counterparties do not perform, AmNet’s results of  operations may adversely  affected.

Mortgage Banking Revenues Can Fluctuate From Period to Period Based on a Number of Factors

AmNet’s operating results have and may in the future fluctuate significantly from period to period as a result of a number of factors, including the volume of loan production, interest rates and the level of unrealized gains/losses in unsold loans, pipeline loans or hedge positions. Accordingly, the consolidated net income of the Company may fluctuate from period to period.

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

A Recent Federal Circuit Decision Regarding the Legality of Yield Spread Premiums Could Increase Litigation Against Us and Other Mortgage Lenders

A recent federal circuit court decision regarding the legality of yield spread premiums could increase litigation against other mortgage lenders and us. In June 2001, the Eleventh Circuit Court of Appeals issued a decision in Culpepper v. Irwin Mortgage Corp. in which the court revisited the legality of certain payments that lenders commonly make to mortgage brokers, often referred to as yield spread premiums, under the federal Real Estate Settlement Procedures Act. A “yield spread premium” is an amount paid by a mortgage lender to a mortgage broker for the origination of a loan, typically measured by the difference, or spread, between the amount the lender is willing to pay with respect to a given loan based on the loan’s specific characteristics, such as interest rate, loan to value ratio, and credit grade, and the amount of the lender’s baseline or par price that the lender offers to pay for loans with certain baseline or par characteristics. For example, if a broker produces a $100,000 loan meeting the requirements that lender has specified in order to pay 101% (1% above the lender’s par price) then the lender will pay that broker a yield spread premium of $1,000 ($100,000 times 1%). In 1999, the Department of Housing and Urban Development issued a policy statement taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal, and it reiterated this basic position in a statement issued in October 2001. The Culpepper decision is inconsistent with the position taken by the Department of Housing and Urban Development; however, the Department of Housing and Urban Development statements do not have the binding effect of a statue or regulation. Other mortgage lenders and we now face inconsistent judicial decision about such payments. If the Culpepper decision is not overturned or otherwise superseded by law or regulation, there could be a substantial increase in litigation regarding lender payments to brokers and potential costs defending these types of claims and in paying any judgments that might result. The Real Estate Settlement Procedures Act imposes severe penalties, including damages equal to three times the amount of the illegal payments in the event such payments were determined to have violated the law, in addition to exposing the violating party to substantial amounts of attorney’s fees.  The Company is abiding by industry standards while this issue is being resolved through the legal system.

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

			If Interest Rates Were To
	June 30, 2002		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$12,348	$12,348	$12,348	$12,348	$12,348	$12,348
Accounts receivable mortgage originations(1)	210,031	210,031	209,676	210,384	209,139	210,911
Bond collateral and real estate owned (net)	348,175	357,365	356,401	358,538	355,786	359,828
Derivatives(1)	3,630	3,630	4,706	2,229	5,547	—
Retained interest in securitization	1,079	1,079	1,079	1,079	1,079	1,079
Total interest-earning assets	$575,263	$584,453	$584,210	$584,578	$583,899	$584,166

Interest-bearing liabilities:
Short-term debt	$205,554	$205,554	$205,554	$205,554	$205,554	$205,554
Long-term debt, net	312,925	312,925	312,925	312,925	312,925	312,925
Due to affiliate	1,964	1,964	1,964	1,964	1,964	1,964
Total interest-bearing liabilities	$520,443	$520,443	$520,443	$520,443	$520,443	$520,443

Effect on equity	$54,820	$64,010	$63,767	$64,135	$63,456	$63,723

			If Interest Rates Were To
	December 31, 2001		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value

Interest-earning assets:
Cash and cash equivalents	$10,945	$10,945	$10,945	$10,945	$10,945	$10,945
Accounts receivable mortgage originations(1)	38,095	38,161	37,954	38,120	37,872	38,203
Bond collateral and real estate owned (net)	461,378	475,292	473,883	477,127	471,294	479,192
Derivatives(1)	926	926	1,060	1,080	1,079	759
Retained interest in securitization	1,582	1,582	1,582	1,582	1,582	1,582
Due from affiliate	159	159	159	159	159	159
Total interest-earning assets	$513,085	$527,065	$525,583	$529,013	$522,931	$530,840

Interest-bearing liabilities:
Short-term debt	$35,265	$35,265	$35,265	$35,265	$35,265	$35,265
Long-term debt, net	422,349	422,349	422,349	422,349	422,349	422,349
Due to affiliate	1,786	1,786	1,786	1,786	1,786	1,786
Total interest-bearing liabilities	$459,400	$459,400	$459,400	$459,400	$459,400	$459,400

Effect on equity	$53,685	$67,665	$66,183	$69,613	$63,531	$71,440

(1) Mortgage loans held for sale and derivative financial instruments are extremely sensitive to short term interest rate movements.  Forward sales of mortgage backed securities, options on treasury futures (i.e. puts and calls) and treasury futures are utilized to mitigate potential declines in the value of loans subject to rate lock commitments and uncommitted loans held for sale (collectively the loan pipeline) caused by increases in interest rates.  Typically, interest rate exposure on any given rate lock or mortgage loan is less than 30 days.  Evaluating these assets on a scale to longer-term assets does not provide relevant value.  Therefore, mortgage loans held for sale and derivative financial instruments are shown at 10 and 25 basis point shifts (increase and decrease) to provide relevant potential fair value changes.

The following describes the methods and assumptions used by the Company in estimating fair values.

Cash and Cash Equivalents

The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

Mortgage Loans Held for Sale, Net

The fair value is estimated based on quoted market prices from institutional investors for similar types of mortgage loans. A portion of mortgage loans held for sale are committed for sale under mandatory sale arrangements and as such are not re-valued due to subsequent changes in interest rates.

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

Derivatives

Fair values of forward sales of mortgage backed securities, treasury futures and options on treasury futures are based on quoted market prices for these instruments. Fair values of the Company’s commitments to originate loans in the quoted market prices for the loans expected to close vary due to differences between current levels of interest rates and committed rates.

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

PART II.  OTHER INFORMATION

Item. 1.  Legal Proceedings

On January 3, 2001, the Company filed a lawsuit against Lehman Capital, a Division of Lehman Brothers Holdings, Inc., and Long Beach Mortgage Company, Inc., in the California Superior Court in San Diego seeking to recover damages arising from its purchase of a pool of residential mortgage loans from Lehman Capital in late 1997 and early 1998.  The complaint sought damages for losses arising out of the Company’s agreement to purchase loans from Lehman Capital, which had acquired the loans from Long Beach Mortgage Co.  Lehman Capital had assigned the loans, and its loan purchase agreement with Long Beach Mortgage Co., to the Company.  In April 2002, the Company settled the litigation with Lehman Capital on mutually agreeable terms.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the month of June the Company made first trust deed loans on the personal residences of John Robbins, Chairman of the Board and Chief Executive Officer; and  Jay Fuller, President and Chief Operating Officer for $950,000 and $550,000 respectively.  The loans were immediately sold through the normal channels to financial institutions. There were no discounts or special incentives regarding these loans.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits

*	3.1	Articles of Amendment and Restatement of the Registrant
	3.2	Second Amended and Restated Bylaws of the Registrant
**	4.1	Rights Agreement dated February 2, 1999 by and between the Company and American Stock Transfer Company as Rights Agent
	99.1	Certification of Chief Executive Officer
	99.2	Certification of Chief Financial Officer
*		Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)
**		Incorporated by reference to Form 8-K filed on February 17, 1999
(File No. 001-13485)

(b)	Reports on Form 8-K
Current Report on Form 8-K (file number 001-13485) filed on January 9, 2002.
Current Report on Form 8-K (file number 001-13485) filed on April 22, 2002 as amended on April 23, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

Dated: August 14, 2002	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President
Chief Financial Officer