Form 10-Q
period 2002-09-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2002-11-14
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2002

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

☒    YES                   ☐    NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,862,490 as of October 16, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets, Unaudited

(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$11,650	$10,945
Cash and cash equivalents – restricted	2,856	—
Mortgage loans held for sale, net, pledged, (lower of cost or market)	243,929	38,095
Bond collateral, mortgage loans, net	294,413	452,152
Bond collateral, real estate owned	11,269	9,226
Accounts Receivable – mortgage loans sold/funded	22,422	—
Retained interests in securitization	458	1,582
Derivative financial instruments	2,097	926
Accrued interest receivable	2,024	3,048
Due from affiliate	—	159
Investment in American Residential Holdings, Inc.	2,056	1,789
Other assets	2,215	1,802
	$595,389	$519,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$255,890	$35,265
Long-term debt, net	273,016	422,349
Accrued interest payable	458	85
Due to affiliate	2,049	1,786
Accrued expenses and other liabilities	9,150	1,612
Total liabilities	540,563	461,097

Stockholders’ Equity:
Preferred stock, par value $.01 per share; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,862,490 shares issued and outstanding at September 30, 2002 and 7,959,900 shares issued and outstanding at December 31, 2001	79	80
Additional paid-in-capital	108,760	108,995
Accumulated other comprehensive income	—	448
Accumulated deficit	(54,013)	(50,896)
Total stockholders’ equity	54,826	58,627
	$595,389	$519,724

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations, unaudited

(in thousands, except per share data)

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001
Revenues
Gain on sales of loans	$18,808	$—	$25,254	$—
Derivative financial instruments and market adjustments
Derivative financial instruments - Treasury futures	(8,000)	—	(18,123)	(9)
Derivative financial instruments - forward commitments and options	(9,668)	—	(9,791)	—
Market adjustment on interest rate lock commitments	2,466	—	4,311	—
Total derivative financial instruments and market adjustments	(15,202)	—	(23,603)	(9)
Interest on mortgage assets	9,359	12,590	29,401	44,648
Litigation settlements	—	—	10,281	—
Other income	245	941	1,081	3,224
Total revenue, net of derivative financial instruments and adjustments	13,210	13,531	42,414	47,863

Expenses
Employee compensation and benefits	5,170	41	11,868	110
Interest expense	4,792	7,079	12,691	30,318
Office and occupancy expense	383	3	1,073	8
Premium amortization	2,203	6,935	7,830	12,371
Provision for loan losses	1,492	2,176	4,619	4,596
Loss on sale of real estate owned, net	(281)	111	152	264
Other operating expenses	2,997	755	7,291	2,109
Management fees	—	552	—	1,992
Total expenses	16,756	17,652	45,524	51,768

Income before income taxes and the cumulative effect of a change in accounting principle	(3,546)	(4,121)	(3,110)	(3,905)
Adoption of SFAS 133 accounting change:
Reduce cap agreement cost to market	—	—	—	(1,106)
Net loss before income taxes	(3,546)	(4,121)	(3,110)	(5,011)
Income taxes	—	—	7	—
Net income	(3,546)	(4,121)	(3,117)	(5,011)

Other comprehensive income (loss)
Unrealized gains (losses) on retained interest in securitization	(32)	3	(449)	217
Unrealized holding gains (losses) arising during the period	(32)	3	(449)	217
Comprehensive income (loss)	$(3,578)	$(4,118)	$(3,566)	$(4,794)

Net loss per share before cumulative effect of accounting change	$(0.45)	$(0.52)	$(0.39)	$(0.49)
Net loss per share of common stock basic and diluted	$(0.45)	$(0.52)	$(0.39)	$(0.63)

See accompanying notes to consolidated financial statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,117)	$(5,011)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of mortgage assets premiums	7,830	12,371
Cumulative effect of change in accounting principle	—	1,106
Amortization of interest rate cap agreements	—	9
Amortization of CMO capitalized costs	455	894
Amortization of CMO premium	—	(78)
Provision for loan losses	4,619	4,596
Equity in undistributed income of American Residential Holdings, Inc.	(267)	(233)
Decrease in deposits to retained interest in securitization	467	1,877
Decrease in retained interest in securitization	209	4
Loss on sale of real estate owned	2,513	132
Proceeds from sale of mortgage loans held for sale	2,014,622	—
Mortgage loan originations	(2,220,456)	—
Increase in receivable – funded loans	(16,466)	—
Increase in receivable – sold loans	(5,947)	—
Increase in restricted cash	(2,856)	—
Increase in derivative financial instruments	(1,171)	—
Decrease in accrued interest receivable	1,024	5,437
Increase (decrease) in due from affiliate	159	(93)
Increase in other assets	(422)	271
Increase (decrease) in accrued interest payable	373	(184)
Increase in due to affiliate	263	339
Increase in accrued expenses and other liabilities	7,538	386
Net cash (used in) provided by operating activities	(210,630)	21,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans, net	131,987	292,863
Proceeds from sale of real estate owned	8,958	9,572
Net cash provided by investing activities	140,945	302,435
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in net borrowings from short-term debt	220,625	(4,145)
Dividends paid	—	(1,606)
Payments on long-term debt	(149,788)	(307,969)
Payment of additional premium	(211)	—
Purchase of Treasury Stock	(236)	(196)
Net cash provided by (used in) financing activities	70,390	(313,916)
Net increase in cash and cash equivalents	705	9,800
Cash and cash equivalents at beginning of period	10,945	14,688
Cash and cash equivalents at end of period	$11,650	$24,488
Supplemental information – interest paid	$12,318	$29,319
Non-cash transactions:
Transfers from bond collateral mortgage loans to bond collateral real estate owned	$13,514	$—

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., (“AmRIT” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended September 30, 2002, have been included.  Certain reclassifications may have been made to prior interim period amounts to conform to the current presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

The Company reports segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131).  SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. Effective January 1, 2002, the Company began reporting in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business. The Mortgage Banking financial results for the three month period ending September 30, 2002 have, for the first time, become more significant to the Company’s financial over all results. Therefore, the format of the income statement has been changed to be comparable with similar companies within the Mortgage Banking business.  The prior period income statement has been revised to conform to the new format.

New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan as required under EITF Issue No. 94-3.  SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value.  SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002.  The implementation of SFAS 146 is not expected to have a material impact on the Company’s financial statements.

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), provides guidance on how a long-lived asset that is used as a part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. The Company adopted SFAS 144 beginning January 1, 2002.  The Company does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company’s consolidated financial statements.

SFAS 147, “Acquisitions of Certain Financial Institutions”, (SFAS 147), addresses accounting for acquisitions of certain financial institutions and removes acquisitions of financial institutions from the scope of both Statement 72 Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17. When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The Company has not yet determined the impact that SFAS 147 will have on the Company’s financial results.

Note 2.  Income (Loss) Per Share

The following table illustrates the computation of basic and diluted loss per share (in thousands, except share and per share data):

	For the Three months ended September 30, 2002	For the Three months ended September 30, 2001	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001
	(in thousands, except share data)
	(unaudited)
Numerator:
Numerator for basic loss per share before cumulative effect of accounting change	$(3,546)	$(4,121)	$(3,117)	$(3,905)
Numerator for basic income (loss) per share net earnings	(3,546)	(4,121)	(3,117)	(5,011)
Denominator:
Denominator for basic income per share - weighted average number of common shares outstanding during the period	7,879,229	7,959,900	7,892,563	7,963,274
Denominator for diluted income per share	7,879,229	7,959,900	7,892,563	7,963,274

Loss per share before cumulative effect of accounting change	$(0.45)	$(0.52)	$(0.39)	$(0.49)
Basic and diluted loss per share	(0.45)	$(0.52)	(0.39)	(0.63)

For the nine months ended September 30, 2002 and 2001 there were 1,342,100 and 1,202,100 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 3.  Mortgage loans held for sale, net pledged

The AmRIT subsidiary, American Mortgage Network, Inc. (“AmNet”) has pledged loans held for sale totaling approximately $244.0 million to secure credit lines (warehouse facilities) from three financial institutions. See Note 7, “Short-Term Debt.” Mortgage loans held for sale at September 30, 2002, consist of loans which have been committed for sale of approximately $142.6 million and loans available for sale at approximately $101.4 million, all of which are carried at the lower of cost or market.

Note 4.  Bond Collateral, Mortgage Loans, net

AmRIT has pledged mortgage loans as collateral in order to secure long-term-debt.  Mortgage loan bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one to four-family residential properties.  All such mortgage loan bond collateral is pledged to secure repayment of the related long-term-debt obligation.  All principal and interest (less servicing and related fees) on this bond collateral is remitted to a trustee and is available for payment on the long-term-debt obligation.  The obligations under the long-term debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT. The components of this bond collateral at September 30, 2002 and December 31, 2001 are summarized as follows (dollars in thousands)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At September 30, 2002
Mortgage loans	$19,094	$72,246	$110,702	$50,916	$36,458	$289,416
Unamoritized premium	620	1,802	4,239	1,587	464	8,712
Allowance for loan losses	(205)	(1,117)	(1,091)	(882)	(420)	(3,715)
	$19,509	$72,931	$113,850	$51,621	$36,502	$294,413

Weighted average net coupon	9.18%	9.55%	9.00%	8.95%	9.96%	9.27%
Unamortized premiums as a percent of Mortgage loans	3.25%	2.49%	3.83%	3.12%	1.27%	3.01%

At December 31, 2001
Mortgage loans	$32,340	$112,770	$173,118	$71,732	$50,719	$440,679
Unamoritized premium	1,127	3,978	7,233	2,623	1,369	16,330
Allowance for loan losses	(246)	(1,582)	(1,137)	(761)	(1,131)	(4,857)
	$33,221	$115,166	$179,214	$73,594	$50,957	$452,152

Weighted average net coupon	9.23%	9.99%	9.31%	9.29%	10.84%	9.65%
Unamortized premiums as a percent of Mortgage loans	3.48%	3.53%	4.18%	3.66%	2.70%	3.71%

The Company maintains an allowance for losses on mortgage loan bond collateral at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

Note 5.  Derivative Financial Instruments

The following is a summary of AmNet’s Treasury futures and options, and forward sales of mortgage backed securities (MBS), (dollars in thousands)(unaudited):

Security	Notional Amount	Strike Average	Derivative	Short Long	Expiration
FNMA 15 – Year MBS	$106,000	100.93	TBA	Short	November 19, 2002
FNMA 15 – Year MBS	$15,000	100.34	TBA	Short	December 17, 2002
FNMA 30 – Year MBS	$264,000	100.58	TBA	Short	November 14, 2002
FNMA 30 – Year MBS	$20,000	100.11	TBA	Short	December 12, 2002
GNMA 15 – Year MBS	$1,000	102.21	TBA	Short	December 17, 2002
GNMA 30 – Year MBS	$39,500	100.83	TBA	Short	November 20, 2002
GNMA 30 – Year MBS	$6,000	101.10	TBA	Short	December 19, 2002

Ten Year Treasuries	$200,000	94	Puts	Long	December 19, 2002
Ten Year Treasuries	$100,000	92	Puts	Long	December 19, 2002

FNMA 30 –Year MBS	$45,000	100.48	Puts	Long	November 14, 2002
FNMA 30 –Year MBS	$30,000	101.11	Puts	Long	December 12, 2002

These derivatives are accounted for as trading securities in the accompanying consolidated financial statements. The decrease in fair market value of derivative financial instruments is included in the Consolidated Statements of Operations and Comprehensive Loss.

The short and long positions noted in the schedule above represent options to purchase or sell the underlying security.  Generally, long positions gain in value as market interest rates increase and short positions gain in value as market interest rates decrease.

The value of the mortgage loans that AmNet originates is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when AmNet has committed to funding the loan and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when AmNet commits to sell or sells the loans to third-party purchasers. These loans collectively referred to as the loan pipeline. AmNet uses derivative instruments, or "hedges" to mitigate the adverse impact interest rate fluctuations can have on the value of the loan pipeline. The Company cannot assure however, that AmNet's use of derivative securities will offset the risk of changes in interest rates. In certain instances it may even increase this risk. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

At September 30, 2002 AmNet had committed to fund approximately $633.7 Million in mortgage loans and had $101.4 million in funded loans that had not yet been committed for sale or sold.  These mortgages loans are for single family residences collateralized by first trust deeds.

Note 6.  Bond Collateral, Real Estate Owned

The Company owned 159 properties and 148 properties as of September 30, 2002 and December 31, 2001, respectively.  Upon transfer of  loans to real estate owned (as a result of default or foreclosure), the Company records a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal.  As of September 30, 2002 and December 31, 2001, real estate owned totaled approximately $11.3 million and $9.2 million, respectively.

Note 7.  Short-Term Debt

AmNET uses secured credit facilities, referred to as warehouse facilities, to finance each of the mortgage loans it funds, from the time the loan is originated until the loan is sold.  The warehouse facilities are secured by the funded mortgage loans.  The facilities are repaid as payments on the loans are received, or as the mortgage loans are sold. These secured credit facility agreements contain a number of covenants, including covenants based on tangible net worth, cash flows, net income and liquidity of the Company. At September 30, 2002 the Company was not in compliance with two covenants. Waivers were obtained from the warehouse facility lender.

As of September 30, 2002, AmNet had an aggregate of $525 million in available warehouse credit capacity from three lenders bearing interest at LIBOR plus spread (3.18% at September 30, 2002), of which $252.9 million was outstanding. For the nine month period ended September 30, 2002, the weighted average interest rate on the outstanding balance under the warehouse facilities was 3.20%.  A facility fee of 0.25% is also applied to all amounts outstanding.

In 2001, the Company entered into a senior subordinated revolving loan agreement (Subordinated Loan Agreement) with an affiliate of a significant shareholder. Borrowings related to the Subordinated Loan Agreement are secured by an interest in a securitization held by the Company. The Subordinated Loan Agreement bears interest at 12% and matures in December 2002, with provisions for extension of two additional one–year periods at the Company’s option. The Subordinated Loan Agreement contains a number of covenants, including covenants based on tangible net worth, cash flows, net income and liquidity of the Company. As of September 30, 2002, the Company has $3.0 million in borrowings on the Subordinated Loan Agreement.

Note 8.  Long-Term Debt, Net

The components of the long-term-debt at September 30, 2002 and December 31, 2001, along with selected other information are summarized below (dollars in thousands)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Long-Term Debt
At September 30, 2002
Long-term debt	$18,953	$68,275	$106,026	$43,295	$37,385	$273,934
Capitalized costs on long-term debt	(73)	(6)	(497)	(342)	—	(918)
Total long-term debt	$18,880	$68,269	$105,529	$42,953	$37,385	$273,016

Weighted average financing rates	2.41%	1.99%	3.34%	2.18%	2.92%	2.69%

At December 31, 2001
Long-term debt	$31,809	$107,574	$167,200	$65,546	$51,592	$423,721
Capitalized costs on long-term debt	(122)	(10)	(761)	(479)	—	(1,372)
Total long-term debt	$31,687	$107,564	$166,439	$65,067	$51,592	$422,349

Weighted average financing rates	2.56%	2.25%	3.45%	2.45%	3.27%	2.90%

Note 9.  Commitments and Contingencies

The Company has used, and will continue to use, Forward Loan Sale Commitments  to help mitigate the loan pipeline exposure to market interest rate fluctuations (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mortgage Banking Business).  These commitments provide that the Company agrees to sell an established volume of mortgage loans to a particular institution at a fixed price.  An established time frame, or settlement date is also agreed upon. The Company could incur a loss if the loan volume committed for sale is not delivered.

Note 10.  Business Segments

The Company has now begun reporting its financial results in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business. The Mortgage Banking Business originates home mortgage loans through a network of mortgage loan brokers.  These mortgage loans are subsequently sold to financial institutions. The Mortgage Asset Portfolio Business segment manages a portfolio of mortgage loans pledged as collateral for long-term debt.

The accounting policies of the segments are the same as described in Note 1, “Summary of Significant Accounting Policies and Practices.” The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment.

The table below reflects the third quarter and year to date income statement activity by segment.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations by Business Segment, unaudited

(in thousands)

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2002	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2002
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments
Revenues
Gain on sales of loans	$18,808	$—	$18,808	$25,254	$—	$25,254
Derivative financial instruments and market adjustments
Derivative financial instruments - Treasury futures	(8,000)	—	(8,000)	(18,123)	—	(18,123)
Derivative financial instruments - forward commitments and options	(9,668)	—	(9,668)	(9,791)	—	(9,791)
Market adjustment on interest rate lock commitments	2,466	—	2,466	4,311	—	4,311
Total derivative financial instruments and market adjustments	(15,202)	—	(15,202)	(23,603)	—	(23,603)
Interest on mortgage assets	4,158	5,201	9,359	8,051	21,350	29,401
Litigation settlement	—	—	—	—	10,281	10,281
Other income	2	243	245	8	1,073	1,081
Total revenue	7,766	5,444	13,210	9,710	32,704	42,414

Expenses
Employee compensation and benefits	5,033	137	5,170	11,577	291	11,868
Interest expense	2,409	2,383	4,792	4,233	8,458	12,691
Office and occupancy expense	383	—	383	1,073	—	1,073
Premium amortization	—	2,203	2,203	—	7,830	7,830
Provision for loan losses	—	1,492	1,492	—	4,619	4,619
Loss on sale of real estate owned, net	—	(281)	(281)	—	152	152
Other operating expenses	2,290	707	2,997	5,300	1,991	7,291
Total expenses	10,115	6,641	16,756	22,183	23,341	45,524

Income before income taxes	(2,349)	(1,197)	(3,546)	(12,473)	9,363	(3,110)
Income taxes	—	—	—	1	6	7
Net income	$(2,349)	$(1,197)	$(3,546)	$(12,474)	$9,357	$(3,117)

For the purpose of internal management reporting, the Company records inter-segment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting.  Inter-segment assets and liabilities eliminated for consolidation purposes were $33.0 million for the nine month period ending September 30, 2002.

Note 12.  Subsequent Events

Subsequent to the period ending September 30, 2002, the Company secured additional warehouse line capacity of $200 million from Countrywide Home Loans, Inc. By prior agreement, with the addition of this facility an existing warehouse line was reduced by $15 million. As of the date of this report, the Company has $710 million of warehouse loan capacity. For purposes of clarifying a press release by the Company on November 1, 2002 in which $250 million of additional warehouse capacity was cited; $100 million was in place prior to September 30, 2002 and $200 million came after September 30, 2002 ($150 million procurred before the press release and $50 million procurred after the press release).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements that use the words “expects,” “will,” “may,” “anticipates,” “goal,” “intends,” “seeks,” “believes,” “plans,” “strategy” and derivatives of such words are forward looking statements. These forward looking statements include statements regarding:

•	the anticipated impact of new accounting standards;

•

the Company's expectations regarding its cash requirements, its expenses, cash flow from its operations, the sufficiency of its capital base, the sufficiency of its cash reserves and its sources of liquidity;

•	the sufficiency of allowances for losses taken in the Company’s financial statements and the Company's its intent to set aside reserves for non-saleable loans;

•	the anticipated timing of terminating the Company’s REIT status;

•	the ability of the Company to qualify for listing on another exchange;

•	AmNet’s intention to expand operations in 2002 and 2003;

•	the percentage of the pipeline that will likely result in mortgage loan fundings;

•	AmNet's ability to hedge against market fluctuations in interest rates;

•	AmNet’s expectation of being able to increase its warehouse borrowing facilities;

•	the Company’s expectation of selling loans on a service-released basis;

•	the anticipated decline of the real estate owned activity;

•	the Company’s anticipated lack of dividends in 2002;

•	the Company’s expected tax loss for 2002;

•	the expected correlation of profitability to loan origination volume;

•	the expectation that AmNet's primary source of revenues will be gains on sales of loans, net of gains or losses on derivative financial instruments;

•	the expected size of the loan origination market;

•	the Company’s belief that the quality of its loan products and services will permit it to gain market share even if demand for mortgages declines;

•	AmNet's belief it will continue to qualify for correspondent lending programs;

•	the expected concentration of AmNet’s loans in California;

•

the anticipated effect on the Company’s interest income, interest expense, gains on sales of loans, gain/loss on derivative financial instruments and operating performance from changes in interest rates;

•	the Company’s beliefs regarding future prepayment rates, anticipated prepayment penalties, future borrowing costs and appropriate premium amortization levels; and

•	the Company’s intent to hold mortgage loan bond collateral to maturity.

These forward looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, general economic conditions, overall interest rates, volatility in interest rates, the shape of the yield curve, reductions in the value of retained interests in securitizations, the Company’s ability to successfully grow AmNet, the ability to obtain the financing necessary to fund AmNet, changes in accounting rules or their application, changes in the margins gained on sale of originated loans, changes in the demand of mortgage brokers for AmNet's loan products and services or of loan purchasers for originated loans, the availability of capital and the Company's ability to qualify for such capital, increases in prepayment rates and default rates, the effect of terminating the Company's status as a REIT, changes in the requirements of correspondent loan programs or the Company's ability to meet such requirements and changes in AmNet's and the Company's anticipated cash requirements. Other risk factors that could cause actual results to differ materially are set forth in this item under the headings “Mortgage Banking—Business Risks" and "Mortgage Asset Portfolio Business—Business Risks.”

Overview

American Residential was founded in 1997 as an externally managed Real Estate Investment Trust.  Until 2002, substantially all of its operations consisted of the acquisition of mortgages for investment purposes.  It generated revenue on the interest it received on the mortgage loans it held for investment.  Its primary expense was the interest it paid on borrowings used to fund its mortgage loan acquisitions.

In mid-2001, the Company’s Board of Directors and management determined that it was in the best interest of the stockholders to pursue a different strategy.  In 2001, the Company formed AmNet, a wholly owned subsidiary, to engage in mortgage banking activities.  AmNet originates mortgage loans to prime credit quality borrowers secured by first trust deeds through a network of independent mortgage brokers.  It sells the loans that it originates to institutional purchasers.

In December 2001, in connection with the Company’s new focus on developing a mortgage banking business, the Company negotiated the termination of its management contract with Home Asset Management Company, Inc. (Hamco).  Prior to termination of the contract, the Company paid Hamco management fees based on its REIT portfolio and was reimbursed by Hamco for substantially all of its employee compensation and occupancy expenses.  Since termination of the contract, the Company no longer pays management fees and is responsible for all compensation and occupancy expenses related to its business.

Effective January 1 2002, the Company began reporting its financial results in two segments, the Mortgage Banking Business and the Mortgage Asset Portfolio Business.  The Company’s mortgage banking operations have grown significantly in 2002.  At the same time, the Mortgage Asset Portfolio Business has significantly declined as the mortgage loans in the Company’s portfolio have been prepaid over time and have not been replenished.  As a result, in the third quarter of 2002, the

Mortgage Banking Business significantly exceeded the Mortgage Asset Portfolio Business.  Accordingly, the Company’s financial results presentation has been changed to better reflect the Company’s current principal operations, the Mortgage Banking Business.

As a result of the change in focus of the Company’s strategic direction and decision to emphasize taxable operating activities and retain earnings for growth, it intends to elect to terminate its status as a REIT in the first quarter of 2003.  In mid-2002, the Company’s stockholders approved two proposals that permit the Company to amend its charter documents to accomplish this.   As a REIT, the Company generally did not pay federal taxes at the corporate level on income it distributed to stockholders.  The Company has not distributed income to its stockholders since January of 2000.

Upon termination of the Company’s REIT status, the Company will no longer be listed on the New York Stock Exchange.  At that time, the Company plans to move to another national exchange.

Mortgage Banking Business

Operations

The Company’s primary strategy in diversifying its income stream has been to establish a mortgage banking business that originates loans for subsequent sale on a servicing released basis through its AmNet subsidiary.

AmNet utilizes a dedicated sales force to offer AmNet’s loan products to approved wholesale mortgage brokers, who refer their client’s loans to AmNet for underwriting and funding. Loans meeting AmNet’s underwriting criteria are approved and funded at AmNet’s regional underwriting loan centers. AmNet’s headquarters office performs various functions through multiple departments including establishment of policy, risk management, secondary marketing, finance, accounting, administration, human resources, and information technology.

AmNet funded $1.3 billion in home loans during the three month period ending September 30, 2002. For the nine month period ending September 30, 2002 AmNet funded $2.2 billion in home loans. As of September 30, 2002, AmNet has hired 269 loan production and loan operations employees. Two regional production centers located in Oregon and Northern California began originating loans in November 2001. As of September 30, 2002 AmNet operates six regional centers and seven satellite centers around the continental United States of America.

AmNet borrows funds under its warehouse credit facilities to fund and accumulate loans prior to sale to its correspondent investors.  AmNet currently has three warehouse facilities that enable it to borrow up to an aggregate of $710 million. AmNet is required to maintain an equity investment in its loan inventory ranging from 1% to 4%, and must comply with various lender covenants restricting the absolute level of leverage and minimum levels of cash reserves. AmNet expects to increase its warehouse borrowing facilities to enable it to increase loan production. There can be no assurances that credit lines will be obtained in time to enable continued growth and expansion of AmNet’s loan origination.

All loans funded are expected to be sold on a servicing-released basis to loan purchasers, typically within 30 days of funding.

As is customary in the mortgage banking industry, AmNet routinely provides rate lock commitments to borrowers for up to 60 days prior to funding, with such loans priced to reflect AmNet’s targeted gain on sale margin.  AmNet has exposure to interest rate changes on its loan pipeline, which includes rate lock commitments and loans that it has funded, until the time the loans are committed for sale or sold, because a large majority of rate locks will close if interest market rates subsequently increase, and conversely, rate locks may fall out if market interest rates decline significantly. AmNet projects the percentage of its loan pipeline that will close, but these projections are difficult, especially during periods of volatile interest rates. The gain on sales of loans (loan sale margin) will generally decline if rates have risen, since the loans which were priced when rates were lower carry lower-than-current-market interest rates and conversely the loan sale margin will generally increase if rates have fallen.  AmNet attempts to hedge (or protect) its loan sale margin in its pipeline and closed loan inventory by utilizing certain derivative financial instruments, Forward Loan Sale Commitments and similar agreements.  Hedges are typically designed to protect against rising interest rates.  Should rates drop unexpectedly and significantly hedge losses may occur, and may not always be offset by higher loan sale margins due to loan pipeline fallout.

AmNet has generally adjusted its hedge coverage on a daily basis based on changes in the composition of the pipeline, market conditions and market volatility while seeking to meet its loan sale margin targets.  For a variety of reasons, however, the Company does not believe its hedging strategy was entirely effective in the second and third quarters. As a result, AmNet reorganized its hedging operations and in August, 2002 retained Mortgage Capital Management, Inc. (“MCM”) to perform interest rate risk management.  MCM is a quantitative software and advisory firm that currently serves a number of clients in the mortgage banking industry.  MCM is performing pipeline exposure analysis and is making hedging recommendations on a daily basis for AmNet.

Mortgage Asset Portfolio Business

Operations

Currently, the Company’s mortgage asset portfolio business revenue primarily consists of net interest income generated from its bond collateral mortgage loans (consisting mainly of A- and B sub-prime mortgage loans secured by residential properties) and its cash and investment balances (collectively, “earning assets”), prepayment penalty income and income generated by equity in income of American Residential Holdings, Inc.

For that portion of the Company’s earning assets funded with borrowings, the resulting net interest income is the difference between the Company’s average yield on earning assets and the cost of borrowed funds.   The table below illustrates interest rates on mortgage loans (net coupon) and interest rates on long-term debt (financing rates)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL
At September 30, 2002
Weighted average net coupon	9.18%	9.55%	9.00%	8.95%	9.96%	9.27%
Weighted average financing rates	2.41%	1.99%	3.34%	2.18%	2.92%	2.69%

At December 31, 2001
Weighted average net coupon	9.23%	9.99%	9.31%	9.29%	10.84%	9.65%
Weighted average financing rates	2.56%	2.25%	3.45%	2.45%	3.27%	2.90%

Gross income from the Mortgage Asset Portfolio Business will generally decrease following an increase in short term interest rates due to increases in borrowing costs but a lag in adjustments to the earning asset yields.  The majority of the Company’s earning assets are adjustable rate loans that adjust periodically every six months based on a margin over the six-month LIBOR index.  Gross income from Mortgage Asset Portfolio Business will generally increase following a fall in short term interest rates due to decreases in borrowing costs and a lag and/or ‘floor’ in downward adjustments to the earning asset yields.

The Company’s primary expenses, besides its borrowing costs, are premium amortization (amortization of loan purchase premiums), provision for loan losses and losses on sale of real estate owned (“REO”) net. Provision for loan losses represent the Company’s best estimate of expenses related to loan defaults.  Gains or losses on the sale of REO net, represent differences between sale proceeds and the net carrying amount of the property. The carrying value includes a reduction (valuation reserve) to reflect an estimate of expected proceeds at time of sale.  The estimate of carrying value for REO properties may result in a slight gain or a slight loss at the time of sale.  The goal is to estimate net realizable value at the time of sale as closely as possible.  Premiums are amortized using the interest method over their estimated lives.

Since the year 2000, the Company’s bond collateral, mortgage loans, net has declined due to the Company’s decision to avoid loan acquisitions if market conditions did not meet its investment criteria and to reserve capital for the pursuit of mortgage banking strategies. Revenues from the Mortgage Asset Portfolio Business have declined in direct proportion to this decline. The mortgage loan portfolio was approximately $1.3 billion at December 31, 1999 to $858 million at December 31, 2000; $452 million at December 31, 2001; and $294 million at September 30, 2002.  Simultaneously, premium amortization and provision for loan losses expense have increased as a percentage of  gross revenue, reflecting increases in prepayments and delinquencies tied to a favorable refinance market and normal seasoning of the mortgage loans in the Company’s portfolio. See  Mortgage Asset Portfolio Business – Business Risks.

Critical Accounting Policies

The following analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Our accounting policies relating to the basic procedures listed below have not changed in the nine-month period ending September 30, 2002:

•  Provision for loan losses

•  Premium amortization on bond collateral, mortgage loans

•  Derivative financial instruments

Please refer to the Company Form 10-K for the one-year period ending December 31, 2001, for a detailed discussion of these procedures.

Results of Operations

Three Month Results

Mortgage Banking Business

Revenue, net of derivative financial instruments and adjustments, generated in the Mortgage Banking Business for the three month period ending September 30, 2002, was $7.8 million.  This represents new activity for the Company; for the comparable period ending September 30, 2001, there was approximately $12 thousand of revenue. AmNet’s increase in revenue is the result of the increase in its loan production volume.   AmNet  recorded Gain on Sale of Loans revenue totaling  $18.8 million on loan dispositions totaling $1.0 billion. This revenue was substantially offset by a loss on the Company’s derivative financial instruments.

AmNet's net Gain on Sale of Loans revenue of $18.8 million is a combination of various account categories.  Loan premiums of approximately $34.7 million represent the price at which AmNet sells the loan to an investor less the raw cost par value of loans sold.  Fee income of approximately $3.9 million, represents various charges to brokers for services rendered. Gross gain and fee income are offset by capitalized loan acquisition costs.  The largest cost associated with loan production is broker fees yield spread premiums totaling approximately $16.3 million.  Offsetting gains also include (i) deferred origination costs, which are recognized at the time of loan sale, of approximately $2.0 million and (ii) loan premium repaid to investors ('premium recapture') and loan loss reserve costs of approximately $1.5 million. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of origination.  Net Gains on the Sale of Loans of $18.8 million represents approximately 180 basis points (1.8%) on loan sales of $1.0 billion.

During the third quarter of 2002, AmNet incurred losses on its derivative financial instruments totaling $17.7 million.  Until August 2002, AmNet had used treasury futures and options to hedge its loan pipeline  against changes in value caused by increases in market interest rates.  In August 2002, AmNet sold or closed its position in substantially all of its remaining options on treasury futures.  Losses and commissions associated with investments in treasury options and selling or closing AmNet’s position in these options were approximately $8.0 million for the third quarter.  In August, AmNet began using forward sales of mortgage backed securities (TBA-MBS) as its primary hedging vehicle.  Due to continual declines in yields on mortgages during August and September, AmNet recorded losses of $9.7 million on these hedges but had offsetting increases in the value of its loan commitment pipeline of $2.5 million, and higher than expected gains on the sale of loans.

AmNet recorded interest income of  $4.1 million for the period.  AmNet earns interest on a loan from the date the loan is funded until final disposition.  Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent AmNet funds loans with borrowings under its warehouse facilities, it records interest expense based on the same factors.  Interest expense for the period was $2.4 million.

Operating expenses incurred in the Mortgage Banking Business consist of total expenses less interest expense for the three month period ending September 30, 2002, operating expenses increased to $7.7 million.  For the comparable period ending September 30, 2001, there was approximately $12 thousand of expenses incurred.  The increase was primarily due to the establishment and ongoing overhead of AmNet origination operations which are comprised of regional loan production offices and headquarter operations.  Operating expenses included approximately $2.7 million in sales commissions and other expenses that vary with the volume of loan originations.  Operating expenses represented 0.61 basis points (.61%) on $1.3 billion in funded loans for the period as compared to 0.81 basis points in operating expense for the nine month period ending September 30, 2002.  The decline in operating cost per loan is due to scale efficiencies and the fact that operating expenses for the nine month period include one-time start up costs.

Mortgage Asset Portfolio Business

Interest on mortgage assets decreased approximately $7.4 million for the three months ended September 30, 2002 from approximately $12.6 million for the three months ended September 30, 2001.  This decrease was primarily due to a decrease in the value of mortgage loans.  Mortgage loans were approximately $294.4 million at September 30, 2002 and approximately $524.4 million at September 30, 2001 which represents approximately a 43.85% decline. The mortgage loan decline was the result of high prepayment activity and no portfolio replenishment.  Due to a favorable refinance market, the adjustable rate mortgage re-set rates are generally higher than rates available in the market place.  Furthermore, in many cases, prepayment penalties have expired, or have not served as a deterrent to refinances.

Other income decreased by approximately $686 thousand to approximately $243 thousand for the three months ended September 30, 2002 from approximately $929 thousand for the three months ended September 30, 2001.  This decrease was primarily due to the decrease in prepayment penalty income.  Although high prepayment activity is being experienced, the prepayment penalty periods are expiring.  A decline in interest income on cash and investments also contributed to the other income decrease.  Interest rates have declined, as well as cash balances, from the three month period ending September 30, 2001 to the three month period ending September 30, 2002.

Employee compensation and benefits increased approximately $96 thousand to approximately $137 thousand for the three months ended September 30, 2002 from approximately $41 thousand for the three months ended September 30, 2001.  During the three month period ending September 30, 2001, the Company was subject to a management agreement pursuant to which nearly all human resource expenses were reimbursed by the manager and not reflected in the Company’s expenses.  However certain personnel costs were not covered by the management agreement.

Interest expense decreased by approximately $4.7 million to approximately $2.4 million for the three months ended September 30, 2002 from approximately $7.1 million for the three months ended September 30, 2001. This decrease is attributable to lower borrowings outstanding as well as lower borrowing rates. A majority of the Company’s borrowing rates are based upon a spread over the one-month London InterBank Offered Rate (“LIBOR”). One month LIBOR rates decreased from approximately 2.63% at September 30, 2001 to approximately 1.81% at September 30, 2002.

The premium amortization rate for the three months ended September 30, 2002 decreased approximately $4.7 million from the same period ended September 30, 2001. The decrease was due to the gradual maturation of the mortgage loan portfolio. The reason for this is the use of a  level yield method of amortization which is gradually reducing the monthly amortization required. Checks are continuously made to assure unamortized premium stays a relatively constant percentage of the total portfolio balance of mortgage loan bond collateral. Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans.  Premium amortization expense, including adjustments, was approximately $6.9 million for the three months ended September 30, 2001 and approximately $2.2 million for the three months ended September 30, 2001.

Loan loss provision decreased $684 thousand from approximately $2.2 million for the three months ended September 30, 2001 to approximately $1.5 million for the three months ended September 30, 2002.  The provision for loan losses as a percentage of interest income from mortgage loan bond collateral has been steadily increasing due to normal aging of the mortgage asset portfolio (bond collateral). For the three month period ending September 30, 2002 the percentage of the provision for loan losses to interest income  from mortgage loan bond collateral was approximately 28.7%. The percentage has increased from approximately 17.3% for the three month period ending September 30, 2001. The increases are related to seasoning of the sub-prime mortgage portfolio.  Although portfolio balances are decreasing the amount of loans in foreclosure has increased as a percentage of the total portfolio.

For the three months ended September 30, 2002, loss on sale of real estate owned, net decreased approximately $392 thousand as compared to the three months ended September 30, 2001, primarily due to certain real estate owned realizing gains upon sale in the three month period ending September 30, 2002.  Generally, losses are incurred as real estate owned is sold.  As the portfolio of mortgage loans continue to mature, the real estate owned activity will level off and eventually decline.  Other factors, including continued prepayment activity and general economic conditions, will influence the rate at which properties become real estate owned and the rate at which the Company is able to sell these properties.

For the three months ended September 30, 2002, other operating expenses decreased $36 thousand as compared to the three months ended September 30, 2001. This decrease was mainly the result of write-off of costs associated with a potential acquisition during the nine month period ending September 30, 2001.

For the three months ended September 30, 2002, management fee expense was zero while for the same period ended September 30, 2001 management fee expense was approximately $552 thousand. The management agreement was cancelled as of December 2001.

Nine Month Results

Mortgage Banking Business

Revenue, net of derivative financial instruments and adjustments, generated in the Mortgage Banking Business for the nine month period ending September 30, 2002, was $9.7 million.  This represents a new source of revenue for the Company; for the comparable period ending September 30, 2001, there was approximately $12 thousand of mortgage banking revenue. AmNet’s increase in revenue is the result of the increase in its loan production volume.   AmNet recorded Gain on Sale of Loans revenue totaling  $25.3 million on loan dispositions totaling $1.8 billion. This revenue was substantially offset by a loss on the Company’s derivative financial instruments.

AmNet Gain on Sale of Loans revenue of $25.3 million is a combination of various account categories.  The loan premium of approximately $48.5 million represents the investor purchase price over the raw cost of loan origination. Fee income of approximately $6.3 million, represents various charges for services rendered.  The largest portion of cost associated with loan production are broker fees of approximately $23.7 million; capitalized costs, which are expensed at the time of loan sale of approximately $3.8 million and; premium recapture and loan reserve costs of approximately $2.0 million. Premium recapture expenses represent repayment of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of origination. Gain of Sale on Loans of $25.3 million represents approximately 1.4% of loan sales of $1.8 billion.

During the nine months ending September 30, 2002, AmNet incurred losses on its derivative financial instruments totaling $23.6 million. Until August 2002, AmNet had used treasury futures and options to hedge its loan pipeline against changes in value caused by increases in market interest rates.  In August 2002, AmNet sold or closed its position in substantially all of its remaining options on treasury futures.  Losses and commissions associated with investments in treasury options and selling or closing AmNet’s position in these options were approximately $18.1 million for the nine months ending September 30, 2002.  In August, AmNet began using forward sales of mortgage backed securities (TBA-MBS) as its primary hedging vehicle.

AmNet recorded interest income of $8.1 million for the period.  AmNet earns interest on a loan from the date the loan is funded until final disposition. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent AmNet funds loans with borrowings under its warehouse facilities, it records interest expense based on the same factors. Interest expense for the nine month period ending September 30, 2002 was $4.2 million.

Expenses incurred in the Mortgage Banking Business for the nine month period ending September 30, 2002, increased to $18.0 million (excluding $4.2 million of interest expense).  For the comparable period ending September 30, 2001, there was approximately $12 thousand of expenses incurred.  The increase in expenses resulted primarily from the increased operating expenses related to the establishment and ongoing overhead of AmNet origination operations which are comprised of regional loan production offices and headquarter operations. Operating expenses, which were $18.0 million, included approximately $4.3 million in sales commissions and other expenses that vary with the volume of loan originations.  Total operating expenses of approximately $18.0 million represented 0.81 basis points on $2.2 billion in funded loans.

Mortgage Asset Portfolio Business

Interest on mortgage assets decreased approximately $23.3 million for the nine months ended September 30, 2002 from approximately $44.6 million for the nine months ended September 30, 2001.  This decrease was primarily due to a decrease in the value of mortgage loans.  Mortgage loans were approximately $294.4 million at September 30, 2002 and approximately $524.4 million at September 30, 2001, which represents approximately a 43.85% decline. The mortgage loan decline was the result of high prepayment activity and no portfolio replenishment.  Due to a favorable refinance market, the adjustable rate mortgage re-set rates are generally higher than rates available in the market place.  Furthermore, in many cases, prepayment penalties have expired, or have not served as a deterrent to refinances.

Litigation settlements resulted in a gain of approximately $10.3 million for the nine months ended September 30, 2002. There were no litigation settlements for the period ending September 30, 2001.

Other income decreased by approximately $2.1 million to approximately $1.1 million for the nine months ended September 30, 2002 from approximately $3.2 million for the nine months ended September 30, 2001.  This decrease was primarily due to the decrease in prepayment penalty income of approximately $1.7 million.  Although high prepayment activity is being experienced, the prepayment penalty periods are expiring.  A decline in interest income on cash and investments contributed to the other income decrease with a decline of approximately $447 thousand.  Interest rates have declined as well as cash balances from the nine month period ending September 30, 2001 to the nine month period ending September 30, 2002.

Employee compensation and benefits increased approximately $181 thousand to approximately $291 thousand for the nine months ended September 30, 2002 from approximately $110 thousand for the nine months ended September 30, 2001.  During the nine month period ending September 30, 2001, the Company was subject to a management agreement pursuant to which nearly all human resource expenses were reimbursed by the manager and not reflected in the Company’s expenses.  However certain personnel costs were not covered by the management agreement.

Interest expense decreased by approximately $21.9 million to approximately $8.5 million for the nine months ended September 30, 2002 from approximately $30.3 million for the nine months ended September 30, 2001. This decrease is attributable to lower borrowings outstanding as well as lower borrowing rates. A majority of the Company’s borrowing rates are based upon a spread over the one-month London InterBank Offered Rate (“LIBOR”). One month LIBOR rates decreased from approximately 2.63% at September 30, 2001 to approximately 1.81% at September 30, 2002.

The premium amortization rate for the nine months ended September 30, 2002 decreased approximately $4.5 million from the same period ended September 30, 2001 due to the use of a level yield amortization method.  Use of this method has kept the amortization rate in line with declining portfolio balances.  Premium amortization expense represents the amortization of purchase premiums paid for mortgage loans acquired in excess of the par value of the loans.  Premium amortization expense including adjustments, was approximately $7.8 million for the nine months ended September 30, 2002 and approximately $12.4 million for the nine months ended September 30, 2001.

The following chart represents constant prepayment rates (“CPRs”):

	As of September 30, 2002			As of September 30, 2001
	Three Months	Six Months	Life- Time	Three Months	Six Months	Life- Time
Mortgage Loan Bond collateral:
CMO/FASIT 1998-1	31.9%	36.1%	42.1%	38.3%	49.9%	44.8%
CMO 1999-1	39.2%	35.9%	35.2%	39.2%	38.7%	34.7%
CMO 1999-2	39.6%	46.2%	32.9%	64.3%	57.3%	29.6%
CMO 1999-A	39.5%	43.1%	37.4%	62.0%	64.3%	35.0%
CMO 2000-2	53.5%	57.7%	n/a	32.6%	31.0%	23.0%

Loan loss provision increased $23 thousand from approximately $4.6 million for the nine months ended September 30, 2001 to approximately $4.6 million for the nine months ended September 30, 2002.  The provision for loan losses as a percentage of interest income from mortgage loan bond collateral has been steadily increasing due to normal aging of the mortgage asset portfolio (bond collateral). For the nine month period ending September 30, 2002 the percentage of the provision for loan losses to  interest income from mortgage loan bond collateral was approximately 21.6%.  The percentage has increased from approximately 10.3% for the nine month period ending September 30, 2001. The increases are related to seasoning of the sub-prime mortgage portfolio and expected increases in the number of loans in foreclosure which are likely to result in a loss to the Company.  Although portfolio balances are decreasing the amount of loans in foreclosure has increased as a percentage of the total portfolio.

For the nine months ended September 30, 2002, loss on sale of real estate owned, net decreased approximately $112 thousand as compared to the nine months ended September 30, 2001, primarily due to the overall decline in the number of properties for the total portfolio. As the portfolio of mortgage loans continue to mature the real estate owned activity will level off and eventually decline. Other factors, including continued prepayment activity and general economic conditions, will influence the rate at which properties become real estate owned and the rate at which the Company is able to sell these properties.

For the nine months ended September 30, 2002, other operating expenses decreased approximately $97 thousand as compared to the nine months ended September 30, 2001. This decrease was mainly the result of write-off of costs associated with a potential acquisition during the nine month period ending September 30, 2001.

For the nine months ended September 30, 2002, management fee expense was zero while for the same period ended September 30, 2001 management fee expense was approximately $2.0 million. The management agreement was cancelled as of December 2001.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, net cash used in operating activities was approximately $210.6 million.  The difference between net use of cash provided by operating activities and the net loss of approximately $3.1 million was primarily the result of using $205.8 million net in additional loan originations over proceeds from loan originations. The remaining difference was divided among several categories, the largest of which were sources of cash in accrued expenses and other liabilities of approximately $7.5 million; provision for loan losses of approximately $4.6 million; amortization of mortgage assets premium of approximately $7.8 million; and loss on real estate owned of approximately $2.5 million.  These sources were more than offset by uses of cash in the following categories: increase in accounts receivable funded loans of approximately $16.5 million; increase in receivable sold loans of approximately $5.9 million, an increase in restricted cash (trust accounts and deposits) of approximately $2.9 million and an increase in derivative financial instruments of approximately $1.2 million.

Net cash provided by investing activities for the nine months ended September 30, 2002 was approximately $140.9 million. Cash flows from investing activities for the nine months ended September 30, 2002 came from principal payments on mortgage loan bond collateral of approximately $132.0 million and proceeds from the sale of real estate owned of approximately $9.0 million.

For the nine months ended September 30, 2002, net cash provided by financing activities was approximately $70.4 million, primarily due to the increase in short-term debt of approximately $220.6 million.  The increase in cash was partially offset by payments on long-term debt of approximately $149.8 million and the purchase of outstanding common stock pursuant to the share repurchase program of approximately $236 thousand. Available short-term credit increased approximately $265 million during the period from approximately $260 million to approximately $525 million by increases in loan limits from an existing warehouse loan facility and the addition of a short-term borrowing facility.  (See Note 7 to the financial statements). The Company’s mortgage banking strategy requires that the Company increase its loan origination levels. In order to continue to increase loan origination volumes, the Company must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. AmNet expects to expand its current warehouse lines of credit, however; there can be no assurances that AmNet will be successful in obtaining additional warehouse facilities.

The Company’s mortgage banking activities have required a significant level of cash reserves and capital to support start-up operating losses, loan inventories and hedge positions. Specifically, the Company operations from mortgage banking have been cash flow negative to neutral for the first eight months of 2002. Additionally, while AmNet utilizes warehouse credit facilities to fund its loan origination activity, AmNet must invest cash equity in its loan inventories approximating 1% to 4% of the cost basis for these loans. The Company also holds derivative financial instruments, requiring cash payments as those instruments mature. While the Company believes its capital base, cash reserves and cash revenues from its mortgage asset portfolio business and mortgage banking revenues will be sufficient to enable the Company to execute its mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring the Company to raise additional debt or equity capital or decrease or cease its origination activities.

The Company does not expect to pay dividends in 2002.  As a REIT, it has been the Company’s policy to distribute at least 90% of taxable income to its shareholders in the form of dividends.  The Company expects to have a loss in 2002 for tax purposes.  This is because (i) the Company has certain loss carry forwards from previous years, and (ii) certain expenses and charges taken for GAAP purposes in previous years, primarily related to loan premium amortization and credit provisions, will be expensed for tax purposes in 2002 and 2003.

During the nine months ended September 30, 2001, net cash provided by operating activities was approximately $21.3 million.  The difference between net cash provided by operating activities and the net loss of approximately $4.8 million was primarily the result of amortization of Mortgage Asset premiums, a decrease in deposits to retained interest in securitization, a decrease in accrued interest receivable, and a reduction of interest rate cap agreements to market value, provision for loan losses which are non-cash charges. Accrued interest receivable increased cash flow during the first nine months of 2001 due to the Mortgage Asset portfolio decreasing approximately $322.9 million from December 31, 2000 to September 30, 2001.  The primary uses of cash that lowered amounts available to fund operations included: an increase in other assets (miscellaneous receivables, furniture and fixtures, prepaid expenses, leasehold improvements); an increase in equity income of American Residential Holdings, Inc.; a decrease in accrued interest payable; and payments that increase amounts due from affiliates.

Net cash provided by investing activities for the nine months ended September 30, 2001 was approximately $302.4 million. Cash flows from investing activities for the nine months ended September 30, 2001 came from principal payments on mortgage loan bond collateral of approximately $292.9 million and proceeds from the sale of real estate owned of approximately $9.6 million.

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

Operating Expenses to Increase Significantly which May Adversely Affect its Results of Operations

The Company had a net loss of approximately $3.1 million for the nine month period ending September 30, 2002.  Included in the loss is a gain from  lawsuit and arbitration settlements totaling $10.3 million. Without these settlements the Company would have incurred a net loss of approximately $13.4 million for the first nine months of 2002. The Company expects operating losses to continue, which may render it unable to generate sufficient revenues to be profitable in the future. In particular, the Company expects to incur additional costs and expenses related to the expansion of the sales force and regional underwriting centers as well as the expansion of its management team and internal infrastructure necessary to support the growth of the mortgage banking business.

Unprofitable operations may have an adverse effect on the price of the Company’s common stock.

The Company May Not Be Able to Effectively Manage the Growth of its Business

Recently, the Company has experienced rapid growth. In the beginning of 2001, the Company had approximately 20 employees. As of September 30, 2002, it had approximately 269 employees. Many of these employees have very limited experience with the Company and a limited understanding of its systems. Many of the Company’s financial, operational and managerial systems were designed for a small business and have only recently been adopted or replaced to support larger scale operations. The Company will need to attract and retain sales and management personnel in an intensely competitive hiring environment. At the same time, the Company will need to continue to upgrade and expand its financial, operational and managerial systems and policies and procedures.  If the Company fails to manage its growth effectively, the Company’s expenses could increase and the management’s time and attention could be diverted. If the Company does not succeed in these efforts, it will be unable to effectively grow and manage the business, and its financial results could be negatively affected.

Mortgage Banking Business—Business Risks

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

The Company’s mortgage banking strategy requires that the Company increase its loan origination levels to a profitable level and continue to increase loan production volumes for sustained and increased profitability. The Company currently has warehouse borrowing facilities in place totaling $525 million. In order to continue to increase loan origination volumes, the Company must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. AmNet expects to expand its current warehouse facilities with its warehouse providers; however, there can be no assurances that AmNet will expand its current warehouse facility or obtain additional warehouse facilities.

Among the factors that will affect AmNet’s ability to expand its warehouse line borrowings are financial market conditions and the value and performance of AmNet prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Additionally, the Company’s warehouse borrowing facilities contain various financial covenants, including maximum leverage and cash reserve (liquidity) requirements. Failure to comply with these covenants would accelerate these debt agreements, and if waivers or modifications could not be obtained, the Company could have an interruption in its ability to fund its mortgage loan originations, which could materially adversely impact the Company’s results of operations and financial condition.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Sustain Profitable Operations.

The Company made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support the mortgage banking business. At September 30, 2002, lease commitments for headquarter and regional offices totaled approximately 35,000 square feet. In order to achieve profitability, AmNet’s monthly originations must be in the $350 million to $400 million range, such that the revenues associated with this loan production exceed fixed and variable overhead costs. Since AmNet’s revenues are tied directly to the level of loan production, it is imperative that AmNet achieves a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. There can be no assurances that AmNet will be able to maintain its loan origination volumes sufficiently to cover its fixed overhead costs, and should it incur significant operating losses, its capital base and cash reserves could be materially adversely impacted, precluding the Company from fully implementing its mortgage banking strategies.

Non-saleable or Repurchased Loans May Adversely Impact Results of Operations and The Company’s Financial Position

In connection with the sale of loans to correspondent investors, AmNet makes a variety of representations and warranties on the loans, including those that are customary in the industry relating to, among other things, compliance with laws, regulations and investor program standards and the accuracy of information on the loan documents and loan file. In the event that an investor finds that a loan or group of loans violates AmNet’s representations, the investor may require AmNet to repurchase the loan and bear any potential related loss on the disposition of the loan, or provide an indemnification for any losses sustained by the investor on the loan. Additionally, AmNet may originate a loan that does not meet investor underwriting criteria or has some other defect, requiring AmNet to sell the loan at a significant discount. AmNet has hired experienced personnel at all levels and has established significant controls to ensure that all loans are originated to AmNet’s underwriting standards, and are maintained in compliance with all of the representations made by AmNet in connection with its loan sale agreements. However, there can be no assurances that mistakes will not be made or that certain employees will not deliberately violate AmNet’s lending policies and, accordingly, AmNet is subject to repurchase risk and losses on unsaleable loans. Typically, with respect to any loan that might be repurchased or unsaleable, AmNet would correct the flaws if possible and re-sell the loan in the market. AmNet intends to create repurchase allowances to provide for this contingency on its financial statements, but there can be no assurances that loan losses associated with repurchased or unsaleable loans will not adversely impact results of operations or the financial condition of the Company.

Volatility in Interest Rates May Adversely Affect Results of Operations and The Company’s Financial Position

AmNet’s primary source of revenues is expected to be gains on sales of loans, net of gains or losses on derivative financial instruments.  AmNet sets rates and pays broker premiums based on a pricing process designed to create a targeted profit margin on each loan.  Appropriately pricing these loans can be complex, and AmNet may not always successfully price its loans with adequate margin to compensate it for the risk of interest rate volatility.  In addition, AmNet uses forward loan sale commitments in an effort to limit its exposure to changes in interest rates between the time it makes a rate lock commitment and the time each loan is closed and/or sold to investors.

The value of the mortgage loans that AmNet originates is at risk due to fluctuations in interest rates during two time periods:  (1) the period beginning when AmNet has committed to funding the loan and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when AmNet commits to sell or sells the loans to third-party purchasers.  These loans are collectively referred to as the loan pipeline.  To manage the interest rate risk of AmNet's pipeline, AmNet continuously projects the percentage of the pipeline loans it expects to close.  Because projecting a percentage of pipeline loans that will close is especially difficult during periods of volatile interest rates, the Company cannot assure that its projections will be accurate.  On the basis of such projections, AmNet uses derivative instruments, or “hedges” to mitigate the adverse impact interest rate fluctuations can have on the value of the loan pipeline. The Company cannot assure however, that AmNet’s use of derivative securities will offset the risk of changes in interest rates.  In certain instances it may even increase this risk. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Nine Month Results.

If interest rates make an unanticipated change, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. AmNet may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of derivative securities, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise, AmNet has and may in the future adjust its hedge positions or mandatory sales commitments at a significant cost, adversely affecting results of operations. This risk is greater during times of volatile interest rates.

Changes in Interest Rates Could Adversely Impact Results of Operations

The profitability of AmNet is likely to be adversely affected during any period of unexpected or rapid increases in interest rates. Such interest rate increases could have the effect of reducing the value of loans held for sale with such decline not fully offset by gains from hedging activities. Higher mortgage rates could also cause a decline in the overall market for new loans, adversely impacting AmNet’s origination levels. Furthermore, while the Company currently enjoys a positive net interest spread on its loans held for sale, inverse or flattened interest yield curves (when long term rates are less than or equal to short term rates) could have an adverse impact on AmNet’s warehouse interest spread income because AmNet generally has loans in inventory based on the 30-year fixed rate while the warehouse line of credit facility bears a short-term interest rate.

Capital Shortages Could Impede the Company’s Ability to Execute Its Mortgage Banking Strategy

The Company’s mortgage banking activities will require a significant level of cash reserves and capital to support start-up operating losses, loan inventories and hedge positions. Specifically, the Company expects its operations from mortgage banking to be cash flow negative for several months. Additionally, while AmNet utilizes warehouse credit facilities to fund its loan origination activity, AmNet must invest cash equity in its loan inventories approximating 1% to 4% of the cost basis for these loans. The Company also maintains derivative financial instruments, requiring cash payments as those instruments mature. While the Company believes its capital base, cash reserves and cash revenues from its mortgage asset portfolio business and mortgage banking revenues will be sufficient to enable the Company to execute its mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring the Company to raise additional debt or equity capital or decrease or cease its origination activities.

The Nationwide Scope of Our Operations Exposes Us to Risks of Noncompliance with an Increasing and Inconsistent Body of Complex Laws and Regulations at The Federal, State and Local Levels

                AmNet originates mortgage loans in many states.  We must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations.  The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict loan origination activities in those cities and counties.  The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other.  As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

                Our failure to comply with these laws can lead to:

•         civil and criminal liability;

•         loss of approved status;

•         demands for indemnification or loan repurchases from purchasers of our loans;

•         class action lawsuits; and

•         administrative enforcement actions.

The Increasing Number of State and Local "Anti-predatory Lending" Laws May Restrict Our Ability To Originate or Increase Our Risk of Liability With Respect To Certain Mortgage Loans and Could Increase Our Cost of Doing Business

                In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called "predatory" lending practices.  These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate ("APR") exceeds specified thresholds.  Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten.  In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchases of loans, regardless of whether a purchaser knew of or participated in the violation.

                Although it is against our policy to engage in predatory lending practices, we have generally avoided originating loans that exceed the APR or "points and fees" thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans.  The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make.  In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans.  If we decide to relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions.  If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements.  Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

Competition In The Mortgage Banking Industry and Demand for Mortgages May Hinder The Company’s Ability to Achieve or Sustain Profitable Origination Levels.

The Company’s success in the mortgage banking strategy will depend, in large part, on AmNet’s ability to originate “A” paper loans in sufficient quantity such that the gain on sales of loans are in excess of both fixed and variable overhead costs. There can be no assurance that AmNet will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling A paper loans, AmNet will compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating A paper for residential 1-4 unit mortgages, many of which have greater financial resources than AmNet. The Company will also face competition from companies already established in these markets while it began originating loans in the fourth quarter of 2001. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market exceeded $1.2 trillion in 2000 and $2 trillion in 2001, due to both strong home sales and low interest rates. While it is expected that the loan origination market will continue to be in the trillion-plus level in 2002 and beyond, the overall market size could contract, increasing competitiveness in the mortgage markets, and putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. The Company believes that variety and competitiveness of its loan products and customer service levels will allow it to gain market share over the next several years, even if the overall demand for mortgages declines; however, there can be no assurance that the Company will be able to successfully compete.

AmNet relies on commissioned account executives to generate loan referrals from professional mortgage brokers.  These account executives typically have established relationships with AmNet’s broker clients.  AmNet’s overall loan fundings are in direct proportion to the number of account executives, and as such, sustained loan production and market share growth are dependent on the successful retention and recruitment of the AmNet sales force, however due to a very competitive labor market, there can be no assurances AmNet will be able to retain and recruit account executives.

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

AmNet has established risk management and quality control committees to set policy and manage exposure to credit losses due to fraud, compliance errors or non-compliance with AmNet’s underwriting standards. Regular quality control audits are done on representative samples of mortgage loans and all mortgage loans submitted by brokers who come under suspicion in the normal course. Additionally, AmNet has numerous controls and processes to ensure that all of the mortgage loan applications submitted through mortgage brokers are not based on fraudulent or intentionally misrepresented documentation. However, there can be no assurances that the broker and/or borrowers do not submit fraudulent or inaccurate documentation that is not detected by AmNet personnel or by electronic fraud checks utilized by AmNet. Should AmNet originate significant numbers of fraudulent loans, the Company’s results of operations and financial condition could be materially adversely affected.

AmNet is Subject to Counterparty Risks on Loan Sales Commitments and Hedging Transactions

In connection with its mortgage loan sales, which involve the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, AmNet may enter into treasury option purchases and sales in connection with its hedging activities. AmNet has credit risk exposure to the extent purchasers/sellers are unable to meet the terms of their forward purchase/sale contracts. As is customary in the marketplace, none of the forward payment obligations of any of AmNet’s counterparties is currently secured or subject to margin requirements. AmNet attempts to limit its credit exposure on forward sales arrangements on mortgage loans and mortgage–backed securities by entering into forward contracts only with institutions that AmNet believes are acceptable credit risks, and which have substantial capital and an established track record in correspondent lending. In its treasuries futures transactions, AmNet enters into transactions with the Chicago Board of Trade through an approved dealer to minimize potential trade risk however there can be no assurances that counterparties will perform. If counterparties do not perform, AmNet’s results of  operations may adversely  affected.

AmNet has warehouse line facilities with Countrywide Home Loans, Inc. (Countrywide). AmNet also sells loans to Countrywide.  The Company may have to find other investors for loan sales or be forced to find other sources of warehouse line lending if Countrywide changes its policies and procedures.  Either of these results may have an adverse effect on the Company’s results of operations.

Mortgage Banking Revenues Can Fluctuate From Period to Period Based on a Number of Factors

AmNet’s operating results have and may in the future fluctuate significantly from period to period as a result of a number of factors, including the volume of loan origination, interest rates and the level of unrealized gains/losses in unsold loans, pipeline loans or positions in derivative securities. Accordingly, the consolidated net income of the Company may fluctuate from period to period.

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

Origination Activity Is Concentrated In California, Making the Company’s Results Subject to Adverse Economic Conditions In California.

A large proportion of loans expected to be originated by AmNet will be concentrated in California. Although AmNet has expanded its operations to the East Coast of the United States, a significant portion of its loan origination volume is likely to be based in California for the foreseeable future. Consequently, the Company’s results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent lenders for loans in California, potentially adversely affecting the Company’s results of operations and financial condition.

Mortgage Asset Portfolio Business— Business Risks

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

Bond collateral mortgage loan prepayment rates generally increase when market interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan, geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. The Company experienced high levels of prepayments during 1999 through 2000 on its CMO/FASIT segment of its bond collateral mortgage loan portfolio due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), and prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. In 2001 and 2002, the same phenomenon occurred in the 99-A and 1999-2 segments of the portfolio, as the loans in these segments reached the end of their 2 year fixed rate periods and prepayment penalty clauses expired. The overall rate of prepayments has decreased over the past several months averaging 39.68% in the first nine months of 2002, 41.66% in the fourth quarter of 2001, down from 52.15% in the third quarter and 49.60% in the second quarter. The Company anticipates that overall prepayment rates are likely to remain in the 40% to 50% range in 2002. There can be no assurance that prepayment rates will not be higher or that prepayment penalty income will offset premium amortization expense. Accordingly, the Company’s financial condition and results of operations could be materially adversely affected by higher than anticipated mortgage loan prepayments.

As of September 30, 2002 approximately 19.4% of the Company’s Bond Collateral Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of sixteen months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be less than required to fully compensate the Company for its remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

Borrower Credit Defaults, Special Hazard Losses and National Recessions May Decrease Value and Cash Flow from the Company Bond Collateral Mortgage Assets

During the time the Company holds bond collateral mortgage assets or retained interest in securitizations, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses (such as those occurring from earthquakes or floods) that are not covered by standard hazard insurance. In the event of a default on any mortgage loan held by the Company, or mortgages underlying bond collateral or retained interest in securitization, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the mortgage loan, less any payments from an insurer or guarantor. Although the Company has established an allowance for loan losses, there can be no assurance that any allowance for loan losses which is established will be sufficient to offset losses on mortgage loans in the future.

Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans, will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loan and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes or the mortgagor’s non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require high loan loss allowances. All of the Company’s Bond Collateral Mortgage Loans at September 30, 2002 were originated as sub-prime mortgage loans.

A downturn in the national economy and the resultant adverse impact on employment rates could adversely affect mortgage loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. The Company’s allowances for loan losses may be inadequate should economic conditions worsen significantly causing higher than expected defaults and property value decreases. Management believes the allowances for loan losses are adequate as of September 30, 2002.

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

Requirements to Maintain Over-collateralization Accounts May Reduce the Company’s Cash Flow and Inhibit Plans for Expansion of the Mortgage Banking Business

All of the Company’s Bond Collateral Mortgage Loans have been pledged as collateral to secure long term debt. Certain overcollateralization accounts have been established representing the excess principal amount of these mortgages over the associated bond obligations. Various indenture agreements associated with these financings call for the overcollateralization levels to be maintained on an ongoing basis depending on the amount of remaining bond obligations as well as the status of delinquency of the underlying bond collateral or the loan loss performance of bond collateral. Although its long-term financing agreements are non-recourse, net interest income from some segments of the Company’s Bond Collateral Mortgage Loans has in the past, and could in the future, be “trapped” to pay down debt in order for the Company to achieve its over-collateralization requirements. While the Company believes that it has sufficient cash reserves and other liquidity to support its planned mortgage banking activities, there can be no assurances that the Company will not be required to reduce or cease its planned mortgage banking activities should it be required to divert cash flow to maintain overcollateralization requirements.

Because Mortgage Assets Are Pledged to Secure Long-Term Debt, the Company May not be Able to Sell Such Assets and Therefore the Company’s Liquidity and Capital Resources May be Adversely Affected

All of the Company’s Bond Collateral Mortgage Loans at September 30, 2002 were pledged to secure Long-Term Debt. These assets are subject to the terms of the Long-Term Debt agreements and may not be separately sold or exchanged. While the Company may sell its interests in the bond collateral subject to the liens and other restrictions of the Long-Term Debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, the Company would expect to receive less than its book value should it sell its interests in the bond collateral. As a result, the Company’s liquid capital resources may be affected.

Increases In Short Term Interest Rates May Increase the Cost of Borrowings by the Company, Which May Reduce Income From Operations

The majority of the Company’s Bond Collateral Mortgage Loans have a repricing frequency of six months or less, while substantially all of the Company’s borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on the Company’s borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of its related mortgage loans. Consequently, increases in (short-term) interest rates may significantly influence the Company’s net interest income. While increases in short-term interest rates will increase the yields on a portion of the Company’s adjustable-rate Bond Collateral Mortgage Loans, rising short term rates will also increase the cost of borrowings by the Company. To the extent such costs rise more than the yields on such Bond Collateral Mortgage Loans, the Company’s net interest income will be reduced or a net interest loss may result. The Company may mitigate its “gap’ risk by purchasing interest rate hedges (referred to as “caps’), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

Loans Serviced by Third Parties May Result in Increased Delinquency Rates and Credit Losses which May Adversely Affect the Company’s Results of Operations and Financial Condition

All of the Company’s Bond Collateral Mortgage Loans are serviced by sub-servicers. The Company continually monitors the performance of the sub-servicers through performance reviews, comparable statistics for delinquencies and on-site visits. The Company has, on occasion, determined that sub-servicers have not followed standard collection and servicing practices related to the Company’s Bond Collateral Mortgage Loans which the Company believes has led to increased delinquencies and higher loan losses on selected segments. The Company continues to monitor these servicers, has put these entities on notice of such deficiencies, and has instituted other mitigating processes. The Company has arranged for servicing with entities that have particular expertise in non-conforming mortgage loans. Although the Company has established these relationships and procedures, there can be no assurance that these sub-servicers will service the Company’s mortgage loans in such a way as to minimize delinquency rates and/or credit losses and not cause an adverse effect on the Company’s results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing the Company is interest rate risk. The Company attempts to manage this risk by striving to balance its mortgage loan origination and mortgage loan sale business. To a lesser degree the Company also manages the interest rate risk on its Mortgage Asset Portfolio Business between interest earned on bond collateral mortgage assets and interest paid on long term debt collateralized by mortgage assets.

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

			If Interest Rates Were To
	September 30, 2002		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$11,650	$11,650	$11,650	$11,650	$11,650	$11,650
Accounts receivable mortgage originations(1)	243,929	243,929	243,463	244,384	242,083	244,717
Bond collateral and real estate owned (net)	305,682	315,924	315,052	316,801	314,313	317,685
Derivatives(1)	2,097	2,097	2,762	1,540	3,495	642
Retained interest in securitization	458	458	458	458	458	458
Total interest-earning assets	$563,816	$574,058	$573,385	$574,833	$571,999	$575,152

Interest-bearing liabilities:
Short-term debt	$255,890	$255,890	$255,890	$255,890	$255,890	$255,890
Long-term debt, net	273,016	273,016	273,016	273,016	273,016	273,016
Due to affiliate	2,049	2,049	2,049	2,049	2,049	2,049
Total interest-bearing liabilities	$530,955	$530,955	$530,955	$530,955	$530,955	$530,955

Effect on equity	$32,861	$43,103	$42,430	$43,878	$41,044	$44,197

			If Interest Rates Were To
	September 30, 2001		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$10,945	$10,945	$10,945	$10,945	$10,945	$10,945
Accounts receivable mortgage originations(1)	38,095	38,161	37,954	38,120	37,872	38,203
Bond collateral and real estate owned (net)	461,378	475,292	473,883	477,127	471,294	479,192
Derivatives(1)	926	926	1,060	1,080	1,079	759
Retained interest in securitization	1,589	1,582	1,582	1,582	1,582	1,582
Due from affiliate	159	159	159	159	159	159
Total interest-earning assets	$513,085	$527,065	$525,583	$529,013	$522,931	$530,840

Interest-bearing liabilities:
Short-term debt	$35,265	$35,265	$35,265	$35,265	$35,265	$35,265
Long-term debt, net	422,349	422,349	422,349	422,349	422,349	422,349
Due to affiliate	1,786	1,786	1,786	1,786	1,786	1,786
Total interest-bearing liabilities	$459,400	$459,400	$459,400	$459,400	$459,400	$459,400

Effect on equity	$53,685	$67,665	$66,183	$69,613	$63,531	$71,440

(1)  Mortgage loans held for sale and derivative financial instruments are extremely sensitive to short term interest rate movements.  Forward commitments and options and  options on treasury futures (i.e. puts and calls) are utilized to mitigate potential declines in the value of loans subject to rate lock commitments and uncommitted loans held for sale (collectively the loan pipeline) caused by increases in interest rates.  Typically, interest rate exposure on any given rate lock or mortgage loan is less than 30 days.  Evaluating these assets on a scale to longer-term assets does not provide relevant value.  Therefore, mortgage originations and derivative financial instruments are shown at 10 and 25 basis point shifts (increase and decrease) to provide relevant potential fair value changes.

The following describes the methods and assumptions used by the Company in estimating fair values.

Cash and Cash Equivalents

The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

Accounts receivable mortgage originations

The fair value is estimated based on quoted market prices from institutional investors for similar types of mortgage loans. A portion of mortgage loans held for sale are committed for sale under mandatory sale arrangements and as such are not re-valued due to subsequent changes in interest rates.

Bond Collateral and Real Estate Owned

The fair value of Bond Collateral Mortgage Loans is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans in the bulk mortgage market. Market prices reflect various assumptions as to prepayment rates, loan losses and financing costs. However, due to the fact that the Company’s Bond Collateral Mortgage Loans are pledged to secure long term debt, there is not a liquid market for such encumbered interests. As such, a significant liquidity discount would be applied.  Since the Company intends to hold the bond collateral mortgage loans to maturity, such a liquidity discount has not been reflected in fair value.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.  OTHER INFORMATION

Item. 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about June 12, 2002 to each stockholder of record as of May 30, 2002, for its Annual Meeting of Stockholders held July 19, 2002.  At the Company’s Annual Meeting, the stockholders were asked to consider eight proposals.

The first proposal considered by the stockholders at the Annual Meeting involved the election of two Class II directors. The existing Board of Directors selected two nominees, both of whom ran unopposed and each of whom was then serving as a Class II director.  The nominees of the Board, and the voting results with respect thereto, were:

Name	Votes For	Withheld
Keith Johnson	6,660,508	553,052
Richard T. Pratt	6,660,508	553,052

The following directors’ terms of office continued after the Annual Meeting:  John M. Robbins, Jay M. Fuller, Mark J. Reidy, H. James Brown, Ray W. McKewon and John C. Rocchio.

The second proposal considered by the stockholders at the Annual Meeting was a proposal to amend and restate the Company’s Articles of Amendment and Restatement to eliminate certain sections required to maintain the Company’s status as a REIT.  The number of shares cast for, against and abstentions as of the date of the Annual Meeting with respect to this proposal were 5,114,103; 724,940 and 28,589 respectively.  The affirmative vote of a majority of the shares of common stock outstanding as of the record date was required for approval of this proposal.  As of the date of the Annual Meeting, the percent of shares voted in favor of this proposal was 64.9% of the shares of common stock outstanding.  Therefore, proposal two was approved by the stockholders as of the date of the Annual Meeting.  Notwithstanding, because this proposal and the third proposal were both related to the Company’s preparations to terminate its status as a REIT, the stockholder vote with respect to the second proposal and the third proposal was adjourned to August 2, 2002, as described below.  On August 2, 2002, the date of the adjourned Annual Meeting, the number of shares cast for, against and abstentions for this proposal were 5,332,585; 765,745 and 27,819 respectively.  This proposal was therefore approved by the stockholders.

The third proposal considered by the stockholders at the Annual Meeting was a proposal to delete a section of the Company’s Bylaws requiring the Company to maintain its status as a REIT.  The number of shares cast for, against and abstentions with respect to this proposal were 5,105,153; 725,490 and 36,989 respectively as of the date of the Annual Meeting.  The affirmative vote of two-thirds of the shares of common stock outstanding as of the record date was required for approval of this proposal.  The percent of shares voted in favor of this proposal as of the date of the Annual Meeting was 64.8% of the shares of common stock outstanding, while over 85% of the shares voting had been voted in favor of the proposal.  Because the second and third proposals were both related to preparing the Company to terminate its status as a REIT, a motion was entertained at the Annual Meeting to adjourn with respect to both the second and third proposals to permit stockholders additional time to vote on these proposals.  The required vote on the motion to adjourn the Annual Meeting, the fourth proposal considered by the stockholders at the Annual Meeting was a majority of the shares present at the meeting or represented by proxy holders.  Of the 7,213,560 shares present at the Annual Meeting in person or by proxy, 6,807,540 voted in favor of the motion to adjourn.  The motion to adjourn was therefore approved by the stockholders.  On August 2, 2002, the number of shares cast for, against and abstentions were 5,322,535; 766,295 and 37,319 respectively.  This proposal was therefore approved by the stockholders.

The fifth proposal considered by the stockholders at the Annual Meeting was an increase in the size of the reserve of the Company’s 1997 Stock Option Plan.  The number of shares cast for, against and abstentions with respect to this proposal were 4,718,775; 1,044,980 and 103,876 respectively.  The affirmative vote of a majority of the votes cast with respect to this proposal was required for approval of this proposal.  The percent of shares voted in favor of this proposal was 80.4% of the votes cast with respect to this proposal at the Annual Meeting.  This proposal was therefore approved by the stockholders.

The sixth proposal considered by the stockholders at the Annual Meeting was an increase in the size of the reserve of the Company’s 1997 Outside Directors Stock Option Plan.  The number of shares cast for, against and abstentions with respect to this proposal were 6,807,540; 134,519 and 39,915 respectively.  The affirmative vote of a majority of the votes cast with respect to this proposal was required for approval of this proposal.  The percent of shares voted in favor of this proposal was 97.5% of the votes cast with respect to this proposal at the Annual Meeting.  This proposal was therefore approved by the stockholders.

The seventh proposal considered by the stockholders at the Annual Meeting was to recommend that the Board redeem the rights outstanding under the Company’s Stockholders Rights Plan.   The number of shares cast for, against and abstentions with respect to this proposal were 921,874; 4,512,791 and 76,124 respectively.  The affirmative vote of a majority of the shares of common stock outstanding as of the record date was required for approval of this proposal.  The percent of shares voted in favor of this proposal was 11.7% of the shares of common stock outstanding as of the record date.  This proposal was therefore not approved by the stockholders.

The eighth proposal considered by the stockholders at the Annual Meeting was to amend the Company’s Bylaws to prevent directors from being reelected if they decided not to vote to redeem the Rights Plan.  The number of shares cast for, against and abstentions with respect to this proposal were 901,763; 4,540,296 and 68,729 respectively.  The affirmative vote of a majority of the shares of common stock outstanding as of the record date was required for approval of this proposal.  The percent of shares voted in favor of this proposal was 11.4% of the shares of common stock outstanding as of the record date.  This proposal was therefore not approved by the stockholders.

Item 5.  Other Information:    None

Item 6.  Exhibits:

(a)	Exhibits

*	3.1	Articles of Amendment and Restatement of the Registrant
**	3.2	Second Amended and Restated Bylaws of the Registrant
***	4.1	Rights Agreement dated February 2, 1999 by and between the Company and American Stock Transfer Company as Rights Agent
	99.1	Certification of Chief Executive Officer
	99.2	Certification of Chief Financial Officer

*	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-33679)
**	Incorporated by reference to our quarterly report on Form 10-Q filed on August 14, 2002
***	Incorporated by reference to Form 8-K filed on February 17, 1999
(File No. 001-13485)

(b)	Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

Dated: November 13, 2002	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President
Chief Financial Officer

CERTIFICATIONS

I, John M. Robbins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Residential Investment Trust, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John M. Robbins
John M. Robbins
Chief Executive Officer

CERTIFICATIONS

I, Judith A. Berry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Residential Investment Trust, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Judith A. Berry
Judith A. Berry
Chief Financial Officer