Form 10-K
period 2002-12-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2003-03-31
CIK 1035744

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended: December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-13485

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0741174 (I.R.S. Employer Identification Number)
10421 Wateridge Circle, Suite 250 San Diego, California (Address of principal executive offices)	92121 (Zip Code)
(858) 909-1200 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	American Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        At June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was $34.2 million, based on the closing price of the common stock on the New York Stock Exchange.

        As of March 4, 2003, there were 7,863,437 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement issued in connection with the Annual Meeting of Stockholders of the registrant to be held on or about June 19, 2003, are incorporated herein by reference into Part III.

ITEM 1. BUSINESS

        The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Statements that use the words "expects," "will," "may," "anticipates," "goal," "intends," "seeks," "believes," "plans," "strategy" and derivatives of such words are forward looking statements. These forward looking statements include statements regarding:

  •
  our expectation to maintain average monthly loan fundings and our expectations regarding loan origination volume;

  •
  our expectation of maintaining quarter-over-quarter profitability in the Mortgage Banking Business;

  •
  expected default rates on loans;

  •
  our expectation we will reach desired leverage levels;

  •
  the anticipated impact of new accounting standards;

  •
  our expectations regarding our cash requirements, expenses, cash flow from operations, the sufficiency of our capital base, the sufficiency of our cash reserves and our sources of liquidity;

  •
  the sufficiency of allowances for losses taken in our financial statements and our intent to set aside reserves for non-saleable loans;

  •
  AmNet's intention to expand operations in 2003;

  •
  the percentage of committed loans that will likely result in mortgage loan fundings;

  •
  AmNet's ability to hedge against market fluctuations in interest rates;

  •
  AmNet's expectation of being able to renew and increase its warehouse borrowing facilities;

  •
  our expectation of selling loans on a service-released basis;

  •
  the anticipated decline of the real estate owned activity;

  •
  the expected correlation of profitability to loan origination volume;

  •
  the expectation that AmNet's primary source of revenues will be gains on sales of loans, net of gains or losses on derivative financial instruments;

  •
  the expected size of the loan origination market;

  •
  our belief that the quality of our loan products and services will permit us to gain market share even if demand for mortgages declines;

  •
  AmNet's belief it will continue to qualify for correspondent lending programs, will be able to renew existing credit facilities and will continue to expand its investor base;

  •
  the expected concentration of AmNet's loans in California;

  •
  the anticipated effect on our interest income, interest expense, gains on sales of loans, gain/loss on derivative financial instruments and operating performance from changes in interest rates;

  •
  our beliefs regarding future prepayment rates and their effect, anticipated prepayment penalties, future borrowing costs and appropriate premium amortization levels; and

  •
  our intent to hold mortgage loan bond collateral to maturity.

        These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statements. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, general economic conditions, the world political climate, unexpected expense increases, overall interest rates, volatility in interest rates, the shape of the yield curve, reductions in the value of retained interests in securitizations, our ability to successfully grow AmNet, the ability to obtain the financing necessary to fund AmNet, changes in accounting rules or their application, changes in the margins gained on sale of originated loans, changes in the demand of mortgage brokers for AmNet's loan products and services or of loan purchasers for originated loans, the availability of capital and our ability to qualify for such capital, increases in prepayment rates and default rates, the effect of terminating our status as a REIT, changes in the requirements of correspondent loan programs or our ability to meet such requirements and changes in AmNet's and our anticipated cash requirements. Other risk factors that could cause actual results to differ materially are set forth in this item under the headings "Business Risk Factors—Risks Associated with our Mortgage Banking Business" and "Risks Associated with our Mortgage Asset Portfolio Business."

Introduction

        Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to pursue a different strategy. This different strategy included using our resources to start a mortgage banking business. We began implementation in 2001 by forming American Mortgage Network, Inc. ("AmNet"), a wholly owned subsidiary, to engage in mortgage banking activities. AmNet originates mortgage loans to prime credit quality borrowers secured by first trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (49.6% of loans originated in 2002). We sell the loans that we originate to institutional purchasers, on a servicing—released basis.

        Our mortgage banking operations grew significantly in 2002 and represented 43.6% of our 2002 revenue. At the same time, the Mortgage Asset Portfolio Business has significantly declined as mortgage loans in our portfolio have prepaid over time and have not been replenished. As a result, over the last half of 2002, Mortgage Banking revenue significantly exceeded Mortgage Asset Portfolio revenue and our current principal operations are our Mortgage Banking Business.

        As a result of the change in focus of our Company's strategic direction and the decision to emphasize taxable operating activities and retain earnings for growth, our shareholders, based upon a recommendation from our Board of Directors, approved two proposals that permit us to amend our charter documents to terminate our status as REIT. In February of 2003 we notified the Internal Revenue Service of our decision to de-REIT, effective for the tax year beginning January 1, 2003. As a REIT, we generally did not pay federal taxes at the corporate level on income we distributed to stockholders. We have not distributed income to our stockholders since January of 2001.

        Upon termination of our REIT status, we were no longer eligible for listing on the New York Stock Exchange. As of January 31, 2003, we moved from the New York Stock Exchange to the American Stock Exchange. Our ticker symbol, INV, remains the same.

Mortgage Banking Business

Summary

        American Mortgage Network ("AmNet") originates mortgage loans referred by mortgage brokers, for subsequent sale on a servicing released basis to large investors.

        AmNet utilizes a dedicated sales force to offer our loan products to approved wholesale mortgage brokers, who refer their client's loans to us for underwriting and funding. Loans meeting our underwriting criteria are approved and funded at our regional underwriting loan centers. Our headquarters office performs various functions through multiple departments including establishment of policy, risk management, secondary marketing, finance, accounting, administration, human resources, and information technology.

        We funded $1.9 billion in home loans during the three month period ending December 31, 2002. For the twelve month period ending December 31, 2002, we funded $4.2 billion in home loans. As of December 31, 2002, we had 315 loan production and loan operations employees. As of December 31, 2002, we operated twelve regional centers and three satellite centers around the continental United States of America.

        We borrow funds under our credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing released basis. Currently we have three warehouse facilities that enable us to borrow up to an aggregate of $710 million. We are allowed to borrow from 98% to 99% of par balance, and must comply with various lender covenants restricting, among other things, the absolute level of leverage and minimum levels of cash reserves. We expect to increase our warehouse borrowing facilities to enable increased loan production.

        We typically expect to sell all loans we fund on a servicing-released basis, usually within 30 days of funding.

Loan Origination Strategy

        The mortgage loan origination business is dominated in the United States by broker/correspondent institutions that compete with the retail organizations (banks and other direct lending institutions). The main reason for this has been the ability of the broker to provide superior customer service, a wide range of products, competitive pricing and a quick response to market changes.

        We provide to the broker daily pricing of mortgage loan products, our price is established through a search of mortgage backed securities pricings from major mortgage loan investors. This pricing provides the broker with the ability to review specific loan underwriting differences and product nuances without having to search through each loan investor's loan programs. The broker can then lock in a loan rate and close the loan through us. We charge approximately $500 per loan for various administrative activities to borrowers on funded mortgage loans. Broker fees are deferred and recognized at the time the loan is sold.

        We depend entirely upon independent mortgage brokers for our loan originations. These brokers have no contractual obligations to us and substantially all of these business partners do business with multiple wholesale lenders, often submitting multiple applications for each prospective borrower. We compete for business based on pricing, service, fees, and other factors. As such, the wholesale lending market is highly competitive.

Interest Rate Risk Management

        Our mortgage banking activities expose us to a variety of risks associated with changes in interest rates and volatility in the capital markets. The primary risks are due to expected and unexpected changes in interest rates from the time of a "rate lock" (a promise to the broker that a mortgage loan will be delivered at an agreed upon interest rate) to the time that associated loans are funded by AmNet and/or committed for sale to a correspondent investor.

        As is customary in the mortgage banking industry, we routinely provide rate lock commitments to borrowers for up to 60 days prior to funding, with such loans priced to reflect our targeted gain on sale margin.

        We are exposed to risk if interest rates change from the time we provide a rate lock commitment until the time that we enter into a binding contract for the sale of the loan. We refer to the loans that we hold for this period, including funded loans, as our loan pipeline. During the rate lock period, a large majority of loans will generally close if market interest rates increase over the rate that is locked in. However, the gain on sale (loan sale margin) of these loans and funded loans in the pipeline will generally decline since they carry lower interest rates than the market interest rate at the time of sale and therefore are less attractive to institutional investors. Conversely, loan sale margins will increase if rates have fallen. However, we may not benefit from these increased margins if market interest rates decrease significantly. Instead, borrowers may reject loans that have been locked but not yet funded in order to seek a lower interest rate loan.

        We estimate the percentage of our loan pipeline that will close, but these projections are difficult, especially during periods of volatile interest rates. Since August 2002, we have attempted to hedge (or protect) our loan sale margin in the pipeline and closed loan inventory by utilizing forward sales of mortgage backed securities ("TBA's"), and similar agreements. Hedges are typically designed to protect against rising interest rates. Should rates drop significantly, hedge losses will likely occur, and may not always be offset by higher loan sale margins due to borrowers seeking to obtain lower interest rate loans. Should rates rise, hedge gains should occur, but will be offset by lower loan sale margins.

        We generally adjust our hedge coverage on a daily basis based upon changes in the composition of the pipeline, market conditions and market volatility, while seeking to meet our loan sale margin targets. During the first seven months in 2002, we utilized treasury securities (puts and calls) to hedge the loan pipeline. For a variety of reasons, we do not believe this hedging strategy was entirely effective in the second and third quarters of 2002. As a result, we reorganized our hedging operations and in August 2002, retained Mortgage Capital Management, Inc. ("MCM") to perform interest rate risk management. MCM is a quantitative software and advisory service firm that currently serves a number of clients in the mortgage banking industry. MCM is performing pipeline exposure analysis and is making hedging recommendations on a daily basis for us. Our loan pipeline at December 31, 2002 was approximately $714 million and the loan pipeline at December 31, 2001 was approximately $29 million. Since August of 2002, we have utilized TBA's and options on mortgage backed securities to hedge our interest rate exposure and we believe these hedges have closely correlated to both increases and decreases in the value of our loan pipeline since August.

Credit Risk Management

        As a mortgage banker, while we sell loans on a non-recourse basis and thus do not have long term credit exposure, we make various representations and warranties to our correspondent investors as to the loans sold including representations that the loans were: underwritten to the investors' underwriting standards, originated in compliance with various laws and regulations, and not the subject of known fraud. As such, we have established various policies and controls to ensure that all loans are originated in a standardized fashion, in accordance with the policies and procedures. We endeavor to ensure that our loan originations are saleable and that repurchases are minimal.

        All of the loans originated by us are referred to us by independent mortgage brokers who assist borrowers in obtaining mortgage credit. Brokers are approved to do business with us by our centralized broker administration department. Brokers must submit an application which requests (among other things) proof of license from regulatory authorities and summary of business activity with references. We check broker references and perform background checks to substantiate the broker's business practices. We have developed an extensive broker monitoring process and we review our brokers on a semi-annual or annual basis depending on various factors.

        Underwriting policies have been established for all loans, augmented by program highlights for each specific loan type. These underwriting standards and guidelines are applied by our regional operations personnel to evaluate the borrower's credit standing and repayment ability, and the value and adequacy of the related mortgaged property as collateral. The majority of loans are also systematically underwritten and approved using FNMA's Desktop Underwriter or Freddie Mac's Loan Prospector automated underwriting programs, as part of our standard underwriting process.

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

        We have a quality assurance department ("QA") which performs post-funding, independent, quality control reviews on approximately 10% of the loans originated. Through independent agencies, we verify property value, borrower credit history and borrower identity to detect fraud. Our QA department also performs compliance awards to detect errors in the loan disclosure documents. The results of QA audits are reviewed monthly by management and corrective actions, if necessary, are taken to address adverse findings.

Warehouse Facilities—Loans Held For Sale

        We require substantial financing for our business operations. Specifically, we fund our loan originations and unsold loan inventory through major financial institutions via secured lending facilities called warehouse line financings. The loan inventory is pledged as collateral for these financings. We typically borrow 98% to 99% of the par balances of the loans of the loans we originate. Such financing is currently provided primarily under:

  (i)
  a 364-day secured mortgage warehousing revolving credit agreement, dated as of November 26, 2001, (the "Bank Credit Agreement") and entered into by us, AmNet and JPMorgan/Chase;

  (ii)
  a 364-day secured mortgage warehousing revolving credit agreement, dated as of March 28, 2002, (the "UBS Warburg Agreement") and entered into by AmNet and UBS Warburg Real Estate Securities Inc.;

  (iii)
  a 364-day secured mortgage warehousing revolving credit agreement, dated as of October 11, 2002, (the "Countrywide Agreement") and entered into by us, AmNet and Countrywide;

  (iv)
  a renewable 364-day Senior Subordinated Secured Revolving Loan Agreement between us and TCW/Crescent Mezzanine L.L.P. on December 19, 2001 (the "Subordinated Debt Facility"). The Subordinated Debt Facility is secured by residual interest spread investment certificates on the 1999-2 segment of the Bond Mortgage Loan portfolio.

        At December 31, 2002, we had aggregate outstanding indebtedness of approximately $378.6 million and $331.4 million of additional availability under agreements (i) thru (iii). We had $3 million of outstanding indebtedness and $2 million of availability under the Subordinated Debt Facility (iv) at December 31, 2002.

        Our warehouse line lenders charge us interest based on a spread over the LIBOR (cost of funds). Our mortgage loans held for sale are generally originated at interest rates in excess of our cost of funds. The difference between interest income on mortgage loans held for sale and cost of funds is called "warehouse spread." The spread can vary based on the relationship between short term interest rates and long term interest rates (yield curve).

        We intend to add syndicate banks to the Bank Credit Agreement in 2003, and obtain additional warehouse financing agreements to support the growth in our origination business. To the extent that we are not successful in negotiating renewals of our borrowings or in arranging new financing, we may have to curtail our origination activities, which would have a material adverse effect on our business and results of operations.

Loan Sales

        Gains on the sale of mortgage loans occur when we sell loans to correspondent investors above our cost basis in these mortgage loans through brokers. We use a centralized pricing function to ensure that mortgage loans are originated and funded in accordance with the our pricing strategies, which reflect the secondary gain target for each loan product. We have hired highly trained personnel to perform both mortgage loan pricing and mortgage loan sale activity and to mitigate market risk of interest rate fluctuation on originated mortgage loans which are unsold (See "Interest Rate Risk Management" below). We have obtained approval to sell to several large correspondent lenders and intend to continually expand our investor base, to ensure that we have a broad level of loan products and loan sale execution opportunities.

Regulatory Oversight

        Our mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans Administration ("VA"), FNMA, FHLMC, the Governmental National Mortgage Association ("GNMA"), and other regulatory agencies with respect to originating, processing, underwriting, selling, securitizing, and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting the activities of our company. These rules and regulations, among other things, impose licensing obligations, prohibit discrimination, and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers, establish eligibility criteria for mortgage loans, and fix maximum loan amounts.

        Mortgage origination activities are generally subject to the provisions of various federal and state statutes including, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act of 1970, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act of 1974 ("RESPA"), the Fair Housing Act, and the regulations promulgated there under, which, among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, limit fees and charges paid by borrowers and lenders, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered.

Seasonality

        Our Mortgage banking business is presently not affected by seasonal factors as a result of a large portion of loan originations being refinance as opposed to purchase loans. If mortgage rates increase the purchase loan business would become larger portion of our loan acquisitions and subject to seasonality. Home purchases are mainly done in the months from June through September.

Competition

        We compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating "A" paper for residential 1-4 unit mortgages. Many of these companies have been in business longer than we have and have greater financial resources than we do. We compete for business based on pricing, service, fees, and other factors. The origination market exceeded $1.0 trillion in 2000 and $2 trillion in 2001, due to both strong home sales and low interest rates. While it is expected that the loan origination market was in the trillion-plus level in 2002 and will be in the trillion-plus in 2003 and beyond, the overall market size could contract, increasing competitiveness in the mortgage markets, and putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that variety and competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even if the overall demand for mortgages declines.

Customers

        A substantial majority of the loans we generate are purchased by a handful of investors. These include Countrywide Home Loans Inc. (68.7%), Wells Fargo Funding Inc. (27.5%) and other investors (3.8%).

Concentration in California

        In 2002, approximately 49.6% of the dollar value of loans we generate are derived from loans made in California. While we are expanding our operations to other areas, including the East Coast of the United States, we anticipate that we will continue to have a significant concentration of our loans originated from California. All of our revenues are generated within the United States.

Loan Products

        We offer a full selection of mortgage products to our wholesale brokers, including fixed and adjustable rate mortgages, with fixed mortgages of ten, fifteen, twenty, twenty-five or thirty years and adjustable rate mortgages with fixed interest rates for periods of one, three, five and seven years. We offer these loan products for both conforming (loans of $327,500 or less) and jumbo loans (loans of over $327,500). We also offer a variety of other loan products in order to effectively compete with other loan originators.

Mortgage Asset Portfolio Business

Operations

        Currently, our mortgage asset portfolio business revenue consists primarily of net interest income generated from our bond collateral mortgage loans (consisting mainly of A- and B sub-prime mortgage loans secured by residential properties) and our cash and investment balances (collectively, "earning assets"), prepayment penalty income and income generated by equity in income of an unconsolidated subsidiary called American Residential Holdings, Inc.

        For that portion of our earning assets funded with borrowings, the resulting net interest income is the difference between our average yield on earning assets and the cost of borrowed funds. The table below illustrates interest rates on mortgage loans (net coupon) and interest rates on long-term debt (financing rates) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL
At December 31, 2002
Weighted average net coupon	9.17%	9.50%	8.99%	8.86%	9.71%	9.20%
Weighted average financing rates	2.04%	1.55%	3.10%	1.73%	2.44%	2.35%
At December 31, 2001
Weighted average net coupon	9.23%	9.87%	9.31%	9.29%	10.84%	9.62%
Weighted average financing rates	2.56%	2.25%	3.45%	2.45%	3.27%	2.90%

        The weighted average net coupon is our interest income rate, while the weighted average financing rate is our interest expense rate. The difference between our interest income and interest expense is net interest income.

        Gross income from the Mortgage Asset Portfolio Business will generally decrease following an increase in short term interest rates due to increases in borrowing costs but a lag in adjustments to the earning asset yields. The majority of our earning assets are adjustable rate loans that adjust periodically every six months based on a margin over the six-month LIBOR index. Gross income from Mortgage Asset Portfolio Business will generally increase following a fall in short term interest rates due to decreases in borrowing costs and a lag and/or "floor' in downward adjustments to the earning asset yields.

        Our primary expenses, besides borrowing costs, are premium amortization (amortization of loan purchase premiums), provision for loan losses and losses on sale of real estate owned ("REO") net. Provision for loan losses represents the Company's best estimate of expenses related to loan defaults. Gains or losses on the sale of REO net represent differences between sale proceeds and the net carrying amount of the property. The carrying value includes a reduction (valuation reserve) to reflect an estimate of expected proceeds at time of sale. The estimate of carrying value for REO properties may result in a slight gain or a slight loss at the time of sale. The goal is to estimate net realizable value at the time of sale as closely as possible. Premiums are amortized using the interest method over their estimated lives.

        Since the year 2000, our bond collateral, mortgage loans, net has declined due to the decision to avoid loan acquisitions if market conditions did not meet our investment criteria and to reserve capital for the pursuit of mortgage banking strategies. Revenues from the Mortgage Asset Portfolio Business have declined in direct proportion to the decline in loan acquisitions. The mortgage loan portfolio was approximately $1.2 billion at December 31, 1999 and has subsequently dropped to $847 million at December 31, 2000; $452 million at December 31, 2001; and $260 million at December 31, 2002. Simultaneously, premium amortization and provision for loan losses expense have increased as a percentage of gross revenue, reflecting increases in prepayments and delinquencies tied to a favorable refinance market and normal seasoning of the mortgage loans in our portfolio. See Business Risks Associated with our Mortgage Asset Portfolio Business.

Servicing

        We acquired mortgage loans on both a "servicing released" basis (i.e., acquisition of both the mortgage loans and the rights to service them) and on a "servicing retained" basis (i.e., acquisitions of the mortgage loans but not the rights to service the mortgage loans). We contracted with sub-servicers to provide servicing at a cost of a fixed percentage of the outstanding mortgage balance and the right to hold escrow account balances and retain certain ancillary charges. In addition, for a small portion of the mortgage loans, we pay the sub-servicer a fixed dollar fee plus a percentage of the outstanding mortgage loan balance and a percentage of all amounts collected. We believe using third party sub-servicers is more cost effective than establishing our own servicing department within the Company. However, we continually monitor the performance of the sub-servicers through monthly performance reviews. We arranged for the servicing of the mortgage loans with servicing entities that have particular expertise and experience in the types of mortgage loans being acquired.

Securitizations (long-term borrowings)

        We have securitized mortgage loans as part of our overall financing strategy for all portfolio additions. Securitization is the process of pooling mortgage loans and debt securities, such as Collateralized Mortgage Obligations ("CMOs"). Under this approach, for accounting purposes, the mortgage loans so securitized remain on the balance sheet as assets and the debt obligations (i.e., the CMOs) appear as liabilities. A structured debt securitization is generally expected to result in substituting one type of debt financing for another, as proceeds from the structured debt issuance are applied against pre-existing borrowings (i.e., borrowings under reverse repurchase agreements). The structured debt securities issued by us constitute limited recourse, long term financing, the payments on which generally correspond to the payments on the mortgage loans serving as collateral for the debt. Such financings are not subject to a margin call if a rapid increase in rates would reduce the value of the underlying mortgage loans and, hence, reduce the liquidity risk to our Company.

        Each issue of CMOs is fully and solely payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt. A trustee receives all principal and interest cash flows from the underlying mortgages (bond collateral), and pays all servicing fees and reimburses all servicers for losses or costs incurred on foreclosed loans. We earn the net interest spread between the interest income on the mortgage loans securing the CMOs and the interest and other expenses associated with the CMO financing. The net interest spread may be directly impacted by the levels of prepayment of the underlying Bond Collateral Mortgage Loans and, to the extent each CMO class has variable rates of interest, may be affected by changes in short-term interest rates.

        At December 31, 2002, total long-term borrowings outstanding were approximately $237.5 million, with Bond Collateral Mortgage Loans and real estate owned book value at approximately $269.4 million. These borrowings are carried on the balance sheet at historical cost, which approximates market value.

Interest Rate Risk Management

        Relative to our Bond Collateral Mortgage Loans portfolio, the primary risks associated with changes in interest rates are (i) the differences between the interest rate adjustment period of our Bond Collateral Mortgage Loans and related borrowings (gap risk), (see "ITEM 7A Quantitative and Qualitative Disclosure About Market Risk"), (ii) lifetime and periodic rate adjustment caps on its Bond Collateral Mortgage Loans, (iii) the differences between interest rate adjustment indices of its Bond Collateral Mortgage Loans and related borrowings (basis risk) and (iv) prepayments on mortgage assets associated with changes in mortgage interest rates.

        We have periodically used hedging instruments we consider most appropriate to limit our exposure to interest rate risk. At present, we do not believe our interest rate risk on the mortgage asset portfolio is sufficient to warrant the cost of hedging instruments. Such instruments would only provide limited protection given that cost of full protection would be prohibitive.

Overall Capital Guidelines

        Our capital management goal is to strike a balance between the under-utilization of leverage, which could increase the use of cash, and the over-utilization of leverage, which could decrease the use of cash and which would deplete our ability to meet cash obligations during periods of adverse market conditions. For this purpose, we have established various risk management processes. For example, our management personnel and the Board of Directors regularly review our leverage and exposure to liquidity risks to determine leverage ranges and the appropriate level of new loan origination activity. For limited periods, we may exceed our desired leverage range, but it is anticipated that in most circumstances the desired leverage will be achieved over time without specific action by our personnel, through the natural process of mortgage principal repayments and increases in mortgage loan acquisition activities. Our Board of Directors has the discretion to modify our policies and restrictions without stockholder consent. Our warehouse lending agreements restrict overall leverage ratios and require certain cash reserves be maintained at all times.

        Our Board of Directors reviews from time to time leverage and cash reserve guidelines based on the composition of assets and liabilities and assessments of capital call risks. Our Board of Directors periodically reviews various analyses of the risks inherent in our balance sheet, including an analysis of the effects of various scenarios on our net cash flow, net income, dividends, liquidity and net market value.

        At December 31, 2002, the ratio of total stockholders' equity to our total assets was approximately 8.66%. This percentage may fluctuate from time to time, as the composition of the balance sheet changes, borrowing bases required by lenders change, the value of the mortgage assets change and as the capital cushion percentages are adjusted over time. We will actively monitor and adjust, if necessary, our policies and processes, both on an aggregate portfolio level as well as on an individual pool or mortgage loan basis. We take into consideration current market conditions and a variety of interest rate scenarios, availability and cost of hedge instruments, performance of mortgage loans, credit risk, prepayment of mortgage assets, general economic conditions, potential issuance of additional equity, anticipated growth in loan origination and sale activity and the general availability of financing.

Our Internet Address

        Our internet address is: www.amerreit.com. Our Securities and Exchange Commission filings are available free of charge at our website. The website for AmNet is www.amnetmortgage.com.

Election to De-REIT

        We maintained our status as a REIT for federal income tax purposes during 2002. However, on February 7, 2003, we made the election to de-REIT by notifying the Internal Revenue Service, effective beginning January 1, 2003. The de-REIT election was permitted by the actions taken by the shareholders at the July 19, 2002 annual shareholder meeting.

Employees

        At December 31, 2002 we employed 315 employees. The management team of vice president and above is composed of 27 highly experienced people with up to 30 years experience in the mortgage banking business. Seven of the management team members worked together previously. As of March 3, 2003 there were 375 employees with the same 27 people composing the management team.

Business Risk Factors

Risks Associated with Changing Our Business Strategy

We Have a Limited Operating History in the Mortgage Origination Industry, Which Makes it Difficult to Evaluate Our Current Business Performance and Future Prospects

        Our Company was formed in 1997 and operated as a mortgage REIT (mortgage portfolio investment) until the fourth quarter of 2001, at which time we began originating and selling mortgages (mortgage banking). As a result, comparisons between financial performance in current quarters and past quarters may not be helpful in evaluating our current performance or our future prospects. We must originate increasing amounts of mortgages in the future to grow our business. While our executive officers have extensive mortgage origination and mortgage banking experience, and have hired experienced personnel in our mortgage banking subsidiary, there are a significant number of risks and uncertainties inherent in the mortgage origination industry, especially in light of our limited relevant operating history relative to its mortgage banking activities.

We Expect Our Operating Expenses to Increase Significantly, which May Adversely Affect Our Results of Operations

        We had net income of approximately $1.6 million for the twelve month period ending December 31, 2002. Included in the loss is a gain from lawsuit and arbitration settlements totaling $10.3 million. Without these settlements, we would have incurred a net loss of approximately $8.7 million. We expect operating expenses to continue to increase. In particular, we expect to incur additional costs and expenses related to the expansion of our sales force and the opening of new regional underwriting centers, as well as the expansion of our management team and establishment of the internal infrastructure necessary to support the growth of our mortgage banking business. If these expenses do not generate adequate revenues, our financial performance will suffer. In addition, these expenses will require the use of cash, which will reduce our ability to fund loans until such time as we generate additional revenues. See "Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations."

We May Not Be Able to Effectively Manage the Growth of Our Business

        Recently, we have experienced rapid growth. In the beginning of 2001, we had approximately 20 employees. As of December 31, 2002, we had approximately 315 employees. Many of these employees have very limited experience with us and a limited understanding of our systems. Many of our financial, operational and managerial systems were designed for a small business and have only recently been adopted or replaced to support larger scale operations. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and policies and procedures. If we fail to manage our growth effectively, our expenses could increase and management's time and attention could be diverted. If we do not succeed in these efforts, we will be unable to effectively grow and manage the business, and our financial results could be negatively affected.

Risks Associated with Our Mortgage Banking Business

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

        We currently have warehouse borrowing facilities in place totaling $710 million. In order to continue to increase loan origination volumes, we must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to expand our current warehouse facilities with JP Morgan/Chase, UBS Warburg and Countrywide Warehouse Lending; however, there can be no assurances that we will expand our current warehouse facilities or obtain additional warehouse facilities. Failure to obtain additional facilities would limit our potential for growth and may adversely affect our financial results. Among the factors that will affect our ability to expand our warehouse line borrowings are financial market conditions and the value and performance of our company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under one agreement, the lenders under our other agreements could also declare a default. Any default under our credit facilities would have an adverse effect on our financial results.

        The covenants and restrictions in our warehouse credit facilities may restrict our ability to, among other things:

  •
  incur additional debt by virtue of having warehouse loan covenants;

  •
  make certain investments or acquisitions;

  •
  repurchase or redeem capital stock;

  •
  engage in mergers or consolidations;

  •
  finance loans with certain attributes;

  •
  reduce liquidity below certain levels; and

  •
  hold loans for longer than established time periods.

        These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business financial condition, liquidity and results of operations.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Sustain Profitable Operations

        We made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support the loan origination business. At December 31, 2002, lease commitments for headquarter and regional offices totaled approximately 96,000 square feet. There were 315 salaried employees. In order to achieve profitability, our monthly originations must be in the $350 million to $400 million range, such that the expected revenues associated with this loan production exceed fixed and variable overhead costs. Since our revenues are tied directly to the level of loan production, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted, precluding us from fully implementing our mortgage banking strategies.

Non-saleable or Repurchased Loans May Adversely Impact Results of Operations and Our Financial Position

        In connection with the sale of loans to correspondent investors, we make a variety of representations and warranties regarding the loans, including those that are customary in the industry relating to, among other things, compliance with laws, regulations and investor program standards and the accuracy of information on the loan documents and loan file. In the event that an investor finds that a loan or group of loans violates our representations, the investor may require us to repurchase the loan or loan group and bear any potential related loss on the disposition of the loans, or provide an indemnification for any losses sustained by the investor on the loans. Additionally, we may originate a loan that does not meet investor underwriting criteria or has some other defect, requiring us to sell the loan at a significant discount. We have hired experienced personnel at all levels and have established significant controls to ensure that all loans are originated to our underwriting standards, and are maintained in compliance with all of the representations made by us in connection with our loan sale agreements. However, there can be no assurances that mistakes will not be made or that certain employees will not deliberately violate our lending policies and, accordingly, we are subject to repurchase risk and losses on unsaleable loans. Typically, with respect to any loan that might be repurchased or unsaleable, we would correct the flaws if possible and re-sell the loan in the market. We have created repurchase allowances to provide for this contingency on our financial statements, but there can be no assurances that loan losses associated with repurchased or unsaleable loans will not adversely impact our results of operations or our financial condition of our Company.

Volatility in Interest Rates May Adversely Affect Our Results of Operations and Our Financial Position

        Our primary source of revenue are gains on sales of loans, net of gains or losses on derivative financial instruments. We set rates and pay broker premiums for loans we fund based on a pricing process designed to create a targeted profit margin on each loan. Appropriately pricing these loans can be complex, and we may not always successfully price our loans with adequate margin to compensate us for the risk of interest rate volatility.

        The value of the mortgage loans that we originate is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when we have committed to funding the loan and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when we commit to sell or sell the loans to third-party purchasers. These loans are collectively referred to as our loan pipeline. To manage the interest rate risk of our pipeline, we continuously project the percentage of the pipeline loans we expect to close. Because projecting a percentage of pipeline loans that will close is especially difficult during periods of volatile interest rates, we cannot assure that our projections will be accurate. On the basis of such projections, we use forward sale of mortgage loan securities (TBA-MBS) which are classified as derivative instruments. These "hedges" are designed to mitigate the adverse impact interest rate fluctuations on the value of the loan pipeline. Our use of hedges is driven by our estimates as to the percentage of loans that will close, and therefore we cannot assure you that our use of derivative securities will offset the risk of changes in interest rates.

        If interest rates make an unanticipated change, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. We may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of derivative securities, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise, we have and may in the future adjust its hedge positions or mandatory sales commitments at a significant cost, adversely affecting our results of operations. This risk is greater during times of volatile interest rates.

Our Hedging Strategies May Not Be Successful in Mitigating Our Risks Associated With Interest Rate Changes

        We use forward sale of mortgage loan securities (TBA-MBS) which are classified as derivative financial instruments, to provide a level of protection against interest rate risks. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of our pipeline of rate lock commitments and loans not yet committed for sale. We cannot assure you, however, that our use of derivatives will offset all of our risk related to changes in interest rates. There have been periods, and it likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the desired effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. If we poorly design strategies or improperly execute transactions we could actually increase our exposure to interest rate risk and potential losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Capital Shortages Could Impede the Ability to Execute Our Mortgage Banking Strategy

        Our mortgage banking activities require a significant level of cash reserves and capital to support loan inventories and overhead exposure. Additionally, while we utilize warehouse credit facilities to fund our loan origination activity, we must invest cash equity in our loan inventories approximating 1% to 4% of the cost basis for these loans. We also maintain derivative financial instruments, potentially requiring cash payments as those instruments mature. While we believe our capital base, cash reserves and cash revenues from our mortgage asset portfolio business and mortgage banking revenues will be sufficient to enable us to execute our mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring us to raise additional debt or equity capital or decrease or cease our origination activities.

The Nationwide Scope of Our Operations Exposes Us to Risks of Noncompliance with an Increasing and Inconsistent Body of Complex Laws and Regulations at the Federal, State and Local Levels

        We originate mortgage loans in many states. We must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

        Our failure to comply with these laws can lead to the following consequences, any of which could have an adverse effect on our ability to operate our business and our financial results:

  •
  civil and criminal liability;

  •
  loss of approved status;

  •
  demands for indemnification or loan repurchases from purchasers of our loans;

  •
  class action lawsuits;

  •
  assignee liability, which may make our loans unsaleable; and

  •
  administrative enforcement actions.

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

        Although it is against our policy to engage in predatory lending practices, we have generally avoided originating loans that exceed the APR or "points and fees" thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. The growing number of these laws, rules and regulations will likely increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

Competition In The Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

        Our success in the mortgage banking strategy will depend, in large part, on our ability to originate "A" paper loans in sufficient quantity such that the gain on sales of loans net of hedge costs are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling A paper loans, we will compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating A paper for residential 1-4 unit mortgages, many of which have greater financial resources than us. We will also face competition from companies already established in these markets, while we began originating loans in the fourth quarter of 2001. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market exceeded $1.2 trillion in 2000 and $2 trillion in 2001, due to both strong home sales and low interest rates. While it is believed that the loan origination market was over a trillion dollars in 2002 and will be over a trillion dollars in 2003 and beyond, the overall market size could contract, increasing competitiveness in the mortgage markets and putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that the variety and competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even if the overall demand for mortgages declines; however, there can be no assurance that we will be able to successfully compete.

We Must Attract and Retain Qualified Account Executives to Produce Our Desired Level of Revenues

        We rely on commissioned account executives to generate loan referrals from professional mortgage brokers. These account executives typically have established relationships with our broker clients. Our overall loan fundings are in direct proportion to the number of account executives, and as such, our sustained loan production and market share growth are dependent on the successful retention and recruitment of our sales force. Due to this very competitive labor market, there can be no assurances we will be able to retain and recruit account executives.

We Are Subject To Losses Due To Fraudulent Acts On The Part Of Loan Applicants, Employees or Mortgage Brokers

        Mortgage brokers who assist loan applicants in obtaining mortgage loans, refer all of the mortgage loans originated by us. As such, the loan application, property appraisal, credit report and other supporting documentation are furnished by the mortgage broker and used by our underwriters to make approval or denial decisions. There could also be the potential of collusion between the broker and an employee to produce a fraudulent loan. Our employees usually have virtually no contact with applicants, and rely on the mortgage broker to obtain and furnish all of the documentation supporting the mortgage loan application. Mortgage brokers may make mistakes in completing the documentation for a loan leading to an increased risk of our holding a non-saleable loan.

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

        Should material fraud be detected on a mortgage loan prior to sale to an investor, the mortgage loans may have to be sold at a significant discount or may not be saleable. Should material fraud or mistakes in loan documentation be detected after a mortgage loan is sold to a correspondent investor, we may be required to repurchase the loan or indemnify the investor. While the investor and/or we can initiate foreclosure proceedings on any loans deemed to be fraudulently obtained, we could incur significant losses on these fraudulent mortgage loans if principal or interest is not fully recovered through the foreclosure and disposition of the underlying property securing the mortgage loan.

        We have established risk management and quality control committees to set policy and manage exposure to credit losses due to fraud, compliance errors or non-compliance with our underwriting standards. Regular quality control audits are done on representative samples of mortgage loans and all mortgage loans submitted by brokers who come under suspicion in the normal course business. Additionally, we have numerous controls and processes to ensure that all of the mortgage loan applications submitted through mortgage brokers are not based on fraudulent or intentionally misrepresented documentation. However, there can be no assurances that the broker and/or borrowers do not submit fraudulent or inaccurate documentation that is not detected by our personnel or by electronic fraud checks utilized by us. Should we originate significant numbers of fraudulent loans or loans based on inaccurate documentation, our results of operations and financial condition could be materially adversely affected.

We May be Subject to Fines or Other Penalties Based Upon the Conduct of Our Independent Brokers

        The mortgage brokers from which we obtain loans have legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission ("FTC") entered into a settlement agreement with a mortgage lender in which the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender, and the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

We Are Subject to Counterparty Risks on Loan Sale Commitments and Hedging Transactions

        In connection with our mortgage loan sales, which involve the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, we may enter into treasury option purchases and sales in connection with our hedging activities. We have credit risk exposure to the extent purchasers/sellers are unable to meet the terms of their forward purchase/sale contracts. As is customary in the marketplace, none of the forward payment obligations of any of our counterparties is currently secured or subject to margin requirements. We attempt to limit our credit exposure on forward sales arrangements on mortgage loans and mortgage-backed securities by entering into forward contracts only with institutions that we believe are acceptable credit risks, and which have substantial capital and an established track record in correspondent lending. In our treasury futures transactions, we enter into transactions with the Chicago Board of Trade through an approved dealer to minimize potential trade risk, however, there can be no assurances that counterparties will perform. If counterparties do not perform, our results of operations may be adversely affected.

We Sell a Substantial Portion of Loans We Originate to a Competitor

        We have warehouse line facilities with Countrywide Home Loans, Inc. (Countrywide). We also sell a substantial portion of our loans to Countrywide. We may have to find other investors for loan sales or be forced to find other sources of warehouse line lending if Countrywide changes its policies and procedures. Either of these results may have an adverse effect on our results of operations.

Mortgage Banking Revenues Can Fluctuate From Period to Period Based on a Number of Factors

        Our operating results have and may in the future fluctuate significantly from period to period as a result of a number of factors, including the volume of loan origination, interest rates and the level of unrealized gains/losses in unsold loans, pipeline loans or positions in derivative securities. Accordingly, the consolidated net income of our Company may fluctuate from period to period.

Dependency on Correspondent Investors, Secondary Markets

        Our ability to generate gains on the sale of mortgages is largely dependent upon the continuation of correspondent lending programs offered by large correspondent lenders, as well as our continued eligibility to participate in such programs. Although we are in good standing with a number of large correspondent lenders and are not aware of any proposed discontinuation of, or significant reduction in, the operation of such programs, any such changes could have a material adverse effect our operations. We anticipate that we will continue to remain eligible to participate in such programs, but any significant impairment of such eligibility would materially adversely affect our operations.

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California.

        A large proportion of loans (49.6% of all loans closed for the one year period ending December 31, 2002) we fund are concentrated in California. Although we are expanding our operations in the East Coast of the United States in 2003, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent lenders for loans in California, potentially adversely affecting our results of operations and financial condition.

A Housing and Urban Development Department ("HUD") Proposed Rule to Reform Real Estate Settlement Procedures ("RESPA") May Adversely Affect the Way We Conduct Business with Mortgage Brokers

        HUD is proposing to improve the manner in which mortgage broker fees are disclosed by requiring that yield spread premiums ("YSP") (and other mortgage broker compensation) be reported as payments from the lender. The purpose of this would be to have the mortgage broker only receive direct compensation from borrowers and attempt to eliminate disputes regarding improper broker payments. This proposed rule may adversely affect our business by requiring changes in systems and procedures which may cause delays and re-work to meet regulatory requirements.

An Interruption In or Breach of Our Information Systems May Result In Lost Business

        We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We utilize proprietary software for our main loan origination system, and this software is not fully documented and we have a limited number of employees who are knowledgeable about this program. We cannot assure you that systems failure or interruptions will not occur, or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

The Success and Growth of Our Business Will Depend Upon Our Ability to Adapt to and Implement Technological Changes

        Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, and provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

If We Are Unable to Maintain and Expand Our Network of Independent Brokers, Our Loan Origination Business Will Decrease

        All of our loan originations of mortgage loans come from independent brokers. Our Brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which would significantly harm our business, financial condition, liquidity and results of operations.

Our Financial Results Fluctuate As a Result of Seasonality and Other Timing Factors, Which Makes It Difficult To Predict Our Future Performance and May Affect the Price of Our Common Stock

        Our business is generally subject to seasonal trends. These trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry. Further, if the closing of a sale of loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operation for the previous quarter could be significantly depressed. If our results of operation do not meet the expectations of our stockholders, the price of our common stock may decrease.

Risks Associated with Our Mortgage Asset Portfolio Business

High Levels of Bond Collateral Mortgage Loan Prepayments May Reduce Operating Income

        The level of prepayments of Bond Collateral Mortgage Loans we purchased at a premium directly impacts the level of amortization of capitalized premiums. We use a calculation for determining the premium amortization which is based on the interest method. If prepayment levels exceed projections used for the premium amortization calculation, the potential exists for impairment write-downs as a result of under-amortized premiums.

        Bond Collateral Mortgage Loans prepayment rates generally increase when market interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. We have experienced high levels of prepayments during 1999 through 2000 on the CMO/FASIT segment of our Bond Collateral Mortgage Loan portfolio, due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. In 2001, the same phenomenon occurred in the 99-A and 1999-2 segments of our portfolio, as the loans in these portfolios reached the end of their 2-year fixed rate periods and prepayment penalty clauses expired. The overall rate of prepayments has decreased over the past several months averaging 37.57% in the fourth quarter of 2002, down from 38.53% in the third quarter and 44.23% in the second quarter. We anticipate that overall prepayment rates are likely to remain in the 30% to 45% range in 2003. There can be no assurance that prepayment rates will not be higher or that prepayment penalty income will offset premium amortization expense. Accordingly, our financial condition and results of operations could be materially adversely affected.

        As of December 31, 2002 approximately 18.3% of our Company's Bond Collateral Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of fourteen months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the amount which would fully compensate us for our remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

Borrower Credit Defaults, Special Hazard Losses and National Recessions May Decrease Value Of Bond Collateral Mortgage Assets Held By Our Company

        During the time we hold bond collateral mortgage assets or retained interests in securitizations, we are subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any mortgage loan we hold or mortgages underlying bond collateral, we will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the mortgage loan, less any payments from an insurer or guarantor. Although we have established an allowance for loan losses, there can be no assurance that any allowance for loan losses which is established will be sufficient to offset losses on mortgage loans in the future.

        Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans, will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loans and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require high loan loss allowances. All of our Bond Collateral Mortgage Loans at December 31, 2002, were originated as sub-prime mortgage loans.

        A down turn in the national economy and the resultant adverse impact on employment rates could adversely affect mortgage loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. Our allowances may be deemed inadequate should economic conditions worsen significantly, causing higher than expected defaults and property value decreases. We believe the allowances for loan losses are adequate as of December 31, 2002.

        Even assuming that properties secured by the mortgage loans we hold provide adequate security for such mortgage loans, substantial delays could be encountered in connection with the foreclosure of defaulted mortgage loans, with corresponding delays in the receipt of related proceeds. State and local statutes and rules may delay or prevent our foreclosure on or sale of the mortgaged property and typically prevent us from receiving net proceeds sufficient to repay all amounts due on the related mortgage loan.

Requirements to Maintain Over-collateralization Accounts May Reduce Our Cash Flow and Inhibit Plans for Expansion of the Mortgage Banking Business

        In connection with securing long term debt, virtually all of our Bond Collateral Mortgage Loans have been pledged as collateral to secure long term debt. Certain over collateralization accounts have been established representing the excess principal amount of these mortgages over the associate bond obligations. Various indenture agreements associated with these securitizations call for the over collateralization levels to be maintained on an ongoing basis depending on the amount of remaining bond obligations as well as the status of delinquency of the underlying bond collateral or the loan loss performance of bond collateral. Although long-term financing agreements are non-recourse, net interest income from some segments of our Bond Collateral Mortgage Loans has in the past, and could in the future, be "trapped" to pay down debt in order for us to achieve our over-collateralization requirements. While we believe that we have sufficient cash reserves and other liquidity to support our planned mortgage banking activities, there can be no assurance that we will not be required to reduce or cease our planned mortgage banking activities should we be required to divert cash flow to maintain over collateralization requirements.

Because Mortgage Assets Are Pledged to Secure Long-Term Debt, We May Not Be Able to Sell Such Assets and Therefore Our Liquidity and Capital Resources May Be Adversely Affected

        All of our Company's bond collateral mortgage assets at December 31, 2002 were pledged as bond collateral to secure Long-Term Debt. These assets are subject to the terms of the Long-Term Debt agreements and may not be separately sold or exchanged. While we may sell our interests in the bond collateral subject to the liens and other restrictions of the Long-Term Debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, we would expect to receive less than our book value should we sell our interest in the bond collateral.

Increases In Short Term Interest Rates May Increase Our Cost of Borrowings, Which May Reduce Income From Operations

        The majority of our Bond Collateral Mortgage Loans have a repricing frequency of six months or less, while substantially all of our borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on these borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of our related mortgage loans. Consequently, increases in (short-term) interest rates may significantly influence our net interest income. While increases in short-term interest rates will increase the yields on a portion of our adjustable-rate Bond Collateral Mortgage Loans, rising short term rates will also increase our cost of borrowings. To the extent such costs rise more than the yields on such Bond Collateral Mortgage Loans, our net interest income will be reduced or a net interest loss may result. We may mitigate this "gap" risk by purchasing interest rate hedges (referred to as "caps"), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

Loans Serviced by Third Parties May Result in Increased Delinquency Rates and Credit Losses which May Adversely Affect Our Results of Operations and Financial Condition

        All of our Bond Collateral Mortgage Loans are serviced by sub-servicers. We continually monitor the performance of the sub-servicers through performance reviews, comparable statistics for delinquencies and on-site visits. We have on occasion determined that sub-servicers have not followed standard collection and servicing practices related to our Bond Collateral Mortgage Loans, which we believe have led to increased delinquencies and higher loan losses on selected segments. We continue to monitor these servicers, have put these entities on notice of such deficiencies, and have instituted other mitigating processes. We have arranged for servicing with entities that have particular expertise in non-conforming mortgage loans. Although we have established these relationships and procedures, there can be no assurance that these sub-servicers will service our mortgage loans in such a way as to minimize delinquency rates and/or credit losses and not cause an adverse effect on our results of operations.

Executive Officers of the Company

        The following table presents certain information concerning the executive officers of our Company:

Name	Age	Position
John M. Robbins	55	Chairman of the Board, Chief Executive Officer
Jay M. Fuller	52	Executive Vice President of Production
Judith A. Berry	48	Executive Vice President and Chief Financial Officer
Lisa S. Faulk	45	Executive Vice President, Operations

        John M. Robbins has served as Chairman of the Board of Directors and Chief Executive Officer and Director of our Company since its formation in February 1997. Prior to joining us, Mr. Robbins was Chairman of the Board of American Residential Mortgage Corporation from 1990 until 1994 and President of American Residential Mortgage Corporation from the time he co-founded it in 1983 until 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1972. Mr. Robbins has served two terms on the Board of Governors and the Executive Committee of the Mortgage Bankers Association of America, and was appointed to its first Board of Directors and is a current Board Member. He has also served on FNMA's National Advisory Board. Mr. Robbins is currently a director of Garden Fresh Restaurant Corporation, Accredited Home Lenders, Ramp Logic, and is a trustee of the University of San Diego.

        Jay M. Fuller has served as President, Chief Operating Officer and Director of our Company since its formation in February 1997. Mr. Fuller is now Executive Vice President of Production. Prior to joining us Mr. Fuller served as President of Victoria Mortgage from 1995 to 1996. Mr. Fuller was an Executive Vice President and Chief Administration Officer of American Residential Mortgage Corporation from 1985 to 1994 and Senior Vice President from 1983 to 1985. In these capacities, at various times, Mr. Fuller was responsible for, among other things, mortgage loan originations and servicing for American Residential Mortgage Corporation. Mr. Fuller has worked in the mortgage banking industry continuously since 1975. Mr. Fuller currently serves on the Board of Directors of Santa Fe Christian Schools.

        Judith A. Berry has served as Executive Vice President and Chief Financial Officer of our Company since June, 1999. From 1996 to 1999 Ms. Berry was President of Directors Acceptance, the Subprime Mortgage Division of Norwest Mortgage, Inc. (now Wells Fargo). Ms. Berry was Executive Vice President and Chief Financial Officer of American Residential Mortgage Corporation from 1989 to 1994. Between 1984 and 1989, she was Senior Vice President of Acquisitions and New Business Development for American Residential Mortgage Corporation. Ms. Berry was an audit manager for Arthur Young, now Ernst & Young from 1978 to 1984. Ms. Berry received a B.S. in Business Administration from San Diego State University in 1977 and is a Certified Public Accountant in California.

        Lisa S. Faulk has served as Executive Vice President, Operations, since October 2001. Ms. Faulk was Senior Vice President of the Company from October 1997 to October 2001. Prior to joining the Company, Ms. Faulk served as Vice President, Conduit Underwriting, for Advanta Mortgage Corporation where she managed the Conduit Division's underwriting, funding and processing functions in the non-conforming credit markets. Ms. Faulk was Vice President, Manager Credit Risk Review, for HomeFed Bank, Federal Savings Bank from 1984 to 1993. Ms. Faulk has a B.S. in Business Finance from Oregon State University.

GLOSSARY

        As used in this Form 10-K, the capitalized and other terms listed below have the meanings indicated.

        "assignee liability" is the obligation to purchase back a sold loan as a result of state or local law violation which could render the loan unsaleable.

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

        "CMO" means Collateralized Mortgage Obligation.

        "CPR" means constant repayment rates or the speed at which mortgage loans are paid before they are due. The rate is expressed as a percentage of the outstanding principal in a mortgage pool that is prepaid during a month.

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

        "Loan Pipeline" means the combination of our mortgage loans applied for and rate locked, and mortgage loans closed but not sold.

        "Mortgage Assets" means Mortgage Securities, Mortgage Loans Held-for-Investment and Bond Collateral.

        "Mortgage loans" means Mortgage Loans secured by residential or mixed use properties.

        "Mortgage securities" means Agency Mortgage-Backed Securities and Privately Issued Mortgage-Backed Securities.

        "Rate lock" means a process whereby a request is made by the borrower to freeze an offered interest rate for an agreed upon period of time.

        "REMIC" means Real Estate Mortgage Investment Conduit.

        "Warehouse line" means a secured facility which is used to fund the purchase mortgage loans. Borrowing under the facility is typically paid back and re-borrowed on a continuous basis over the loan term.

ITEM 2. PROPERTIES

        Our executive offices are located at 10421 Wateridge Circle, Suite 250, San Diego, California 92121 as of December 31, 2002. The lease for this location began December 1, 2001 and we occupy 32,000 square feet. Prior to December 1, 2002, we occupied 26,000 square at the same location. The cost for this space for the year ended December 31, 2002, was approximately $461,800. Management believes that these home office facilities are adequate for our foreseeable needs.

        As part of our deployment of mortgage origination capabilities, regional office space has been leased. Also see Note 15 to the Consolidated Financial Statements; Lease Commitments.

ITEM 3. LEGAL PROCEEDINGS

        At December 31, 2002, there were no material pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock began trading on October 29, 1997, and was traded on the New York Stock Exchange under the trading symbol INV until January 30, 2003. As of January 31, 2003 our stock began trading on the American Stock Exchange with the same trading symbol. As of December 31, 2002, the Company had 7,862,490 shares of common stock issued and outstanding which was held by 44 holders of record.

        The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the New York Stock Exchange.

	Stock Prices
2002
	High	Low
Fourth quarter ended December 31, 2002	$4.69	$1.62
Third quarter ended September 30, 2002	$4.32	$1.90
Second quarter ended June 30, 2002	$6.00	$3.30
First quarter ended March 31, 2002	$3.60	$2.10
2001
Fourth quarter ended December 31, 2001	$2.45	$1.60
Third quarter ended September 30, 2001	$2.84	$2.01
Second quarter ended June 30, 2001	$3.30	$2.02
First quarter ended March 31, 2001	$4.75	$2.18

        The following table sets forth, for the period indicated, the dividend paid in 2001 (declared in 2000). There were no dividends paid in 2002.

	Cash Dividend
Date Declared	Date Payable	Amount Per Share	Dividend Total
12/14/2000	1/31/2001	$0.20	$1,611,100

        In connection with our decision to relinquish our REIT status and retain earnings for growth, our Board of Directors suspended dividends in 2001. While there are currently no plans to pay dividends in the immediate future, our Board of Directors revisits the dividend policy from time to time.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected Statement of Operations and Balance Sheet data as of December 31, 2002, 2001, 2000, 1999, and 1998, and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, has been derived from our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent auditors whose report with respect to the year ended December 31, 2002 appears on page F-2 and from our consolidated financial statements audited by KPMG LLP, independent auditors whose report with respect to the years ended December 31, 2001 and 2000 appears on page F-3. Such selected financial data should be read in conjunction with those consolidated financial statements and the accompanying notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" also included herein.

	(Dollar amounts in 000's except per share data)
	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
STATEMENT OF OPERATIONS DATA:
Mortgage Banking Business
Revenues
Gain (loss) on sales of loans	$46,668	$(10)	$—	$—	$—
Derivative financial instruments and market adjustments	(31,770)	(53)	—	—	—
Interest on mortgage assets	14,908	92	—	—	—
Other income	9	24	—	—	—
Total revenue	29,815	53	—	—	—
Expenses
Employee compensation and benefits	18,687	1,077	—	—	—
Interest expense	7,790	38	—	—	—
Office and occupancy expense	1,709	72	—	—	—
Other operating expense	9,031	925	—	—	—
Total expenses	37,217	2,112	—	—	—
Income (loss) before income taxes	(7,402)	(2,059)	—	—	—
Income taxes	2	—	—	—	—
Income (loss), mortgage banking	$(7,404)	$(2,059)	—	—	—
Mortgage Asset Portfolio Business
Total interest income	26,908	55,344	86,537	79,119	68,407
Litigation settlement	10,281	—	—	—	—
Total interest expense	10,430	34,717	69,328	49,644	45,190
Premium amortization	9,232	16,420	10,773	16,625	13,311
Premium write-down	—	—	—	12,294	—
Provision for loan losses	5,454	6,301	4,884	3,650	3,470
Impairment loss on retained interest in securitization	1,046	—	5,093	—	—
Purchase of Management Contract	—	10,000	—	—	—
Operating expenses	2,057	2,996	7,212	5,205	4,082
Gain (loss) before income taxes and the cumulative effect of a change in accounting principle	8,970	(15,090)	(6,198)	(3,850)	(1,214)

Income taxes	6	—	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	8,964	(15,090)	(6,198)	(3,850)	(1,214)
Adoption of SFAS 133 Accounting change:
Reduce Cap Agreement cost to market	—	(1,106)	—	—	—
Income (loss), mortgage asset portfolio	8,964	(16,196)	(6,198)	(3,850)	(1,214)
Consolidated net income (loss)	1,560	(18,255)	(6,198)	(3,850)	(1,214)
Net income (loss) per share of common stock—basic	0.20	(2.29)	(0.78)	(0.48)	(0.15)
Net income (loss) per share of common stock—diluted	0.20	(2.29)	(0.78)	(0.48)	(0.15)
Weighted average number of shares—basic	7,884,983	7,962,423	8,020,900	8,055,500	8,090,772
Weighted average number of shares—diluted	7,962,108	7,962,423	8,020,900	8,055,500	8,090,772
Dividends declared per share	—	—	0.80	1.02	0.83

	As of 12/31/02	As of 12/31/01	As of 12/31/00	As of 12/31/99	As of 12/31/98
	(dollars in thousands, except share data)
BALANCE SHEET DATA:
Cash and cash equivalents	$13,568	$10,945	$14,688	$8,550	$34,645
Cash and cash equivalents—restricted	3,547	—	—	—	—
Mortgage securities available-for-sale, net	—	—	—	—	6,617
Mortgage loans held-for-investment, net, pledged	—	—	—	126,216	179,009
Mortgage loans held for sale, net, pledged	390,125	38,095	—	—	—
Bond collateral, mortgage loans	269,378	452,152	847,265	1,153,731	417,808
Total assets	687,480	519,724	882,573	1,313,342	656,772
Short-term debt	378,553	35,265	5,083	119,003	166,214
Long-term debt, net	237,456	422,349	797,182	1,103,258	385,290
Stockholders' equity	59,503	58,627	76,627	86,854	101,971
Number of shares outstanding	7,862,490	7,959,900	8,020,900	8,055,500	8,055,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our History

        Our Company was founded in 1997 as an externally managed Real Estate Investment Trust ("REIT"). Until 2002, substantially all of our operations consisted of the acquisition of mortgage loans for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to pursue a different strategy. Later that year, we formed AmNet, a wholly owned subsidiary, to engage in mortgage banking activities. AmNet originates mortgage loans to prime credit quality borrowers secured by first trust deeds through a network of independent mortgage brokers. It sells the loans that it originates to institutional purchasers.

        In December 2001, in connection with our new focus on developing a mortgage banking business, our management team negotiated the termination of its management contract with Home Asset Management Company, Inc. (Hamco). Prior to termination of the contract, we paid Hamco management fees based on its REIT portfolio and was reimbursed by Hamco for substantially all of its employee compensation and occupancy expenses. Since termination of the contract, we no longer pay management fees and are responsible for all compensation and occupancy expenses related to our business.

        Effective January 1, 2002, we began reporting our financial results in two segments, the Mortgage Banking Business and the Mortgage Asset Portfolio Business. Our mortgage banking operations have grown significantly in 2002. At the same time, the Mortgage Asset Portfolio Business has significantly declined as the mortgage loans in our portfolio have been prepaid over time and have not been replenished. As a result, over the last half of 2002, our Mortgage Banking revenue significantly exceeded our Mortgage Asset Portfolio revenue. For the year ended December 31, 2002, our Mortgage Banking segment produced approximately $29.8 million in revenue while the Mortgage Asset Portfolio Business produced approximately $38.5 million (which does not include non-operational income from a litigation settlement of $10.3 million). Accordingly, our financial results presentation has been changed to better reflect our current principal operations, the Mortgage Banking Business.

How we generate revenue

        We generate revenue in our Mortgage Banking Business segment two principal ways:

  •
  Interest income. From the time we originate a loan until the time we sell the loan, we earn interest on the loan, which is paid by the borrower. The interest that we earn is partially offset by the interest we pay under our warehouse credit facilities used to finance our mortgage originations.

  •
  Gain on loan sales. We sell the whole loans that we originate to institutional purchasers, on a servicing released basis for cash. We record the difference between the sale price of loans that we have sold and our cost to originate the sold loans as gain on loan sales revenue. We recognize revenue at the time that we complete the loan sale, which is generally when we receive loan sale proceeds from the purchaser.

        We continue to generate revenue from our Mortgage Asset Portfolio Business, although we expect that revenues from this segment of our business will continue to decline. We generate revenue on the interest we receive on the mortgage loans we hold for investment. Our primary expense is the interest we pay on borrowings used to fund our mortgage loan portfolio.

Our 2002 Highlights

        Our operating results for 2002 were dominated by the following:

  •
  Our Mortgage Banking segment funded approximately $68.3 million in January of 2002. Funding in December of 2002 was approximately $681.3 million.

  •
  We had significant increases in revenue and expenses as the result of opening regional offices for mortgage loan production in the Mortgage Banking segment.

  •
  We sustained approximately $8 million of derivative losses that were not offset by corresponding loan sale gains.

  •
  Our profitability for 2002 was mainly the result of non-operational income in the form of a litigation settlement of $10.3 million in the second quarter.

  •
  Due to its start-up nature, our new Mortgage Banking segment reported losses during the first three quarters of 2002. AmNet became profitable in the month of September and continued to be profitable in the fourth quarter of 2002, when it generated $5.1 million net profit. For the same quarter, the Mortgage Asset Portfolio Business segment produced a loss of $395 thousand.

  •
  We continued to channel our resources toward the expansion of the Mortgage Banking Business while Mortgage Asset Portfolio Business bond collateral assets continued to decline as a result of prepayments.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

        Our significant accounting policies and practices are described in Note 1 to the consolidated financial statements. We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require management's most subjective judgments, to form the basis for the accounting policies deemed to be most critical to our Company. These critical accounting policies include the following:

Allowance for loan losses

        We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses in the Bond Collateral Mortgage Loans portfolio. We periodically evaluate the adequacy of the allowance based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. We utilize information currently available to evaluate the allowance for loan losses, but the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

        During the time we hold Bond Collateral Mortgage Loans, we are subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Nearly all of our Bond Collateral Mortgage Loans were made to borrowers who do not necessarily qualify for loans from conventional mortgage lenders, which may lead to higher delinquency rates and/or credit losses for and thus require high loan loss allowances. Although we have established an allowance for loan losses that we have reviewed with our Audit Committee and that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on Bond Collateral Mortgage Loans in the future.

Amortization of Premiums on Bond Collateral, Mortgage Loans

        The portfolio of Bond Collateral Mortgage Loans was acquired on a servicing retained and servicing released basis, meaning in some instances we acquired both the mortgage loans and the rights to service them. This strategy required us to pay a higher purchase price or premium for the mortgages. Premiums are amortized (written off) to income using the interest method, generally over their weighted average estimated lives considering anticipated prepayments. If these mortgage loans prepay faster than originally projected, GAAP requires us to write down the remaining capitalized premium amounts at a faster speed than was originally projected, which would decrease our current net interest income.

        Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on Bond Collateral Mortgage Loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects on operations caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans and by purchasing mortgage loans with prepayment penalties. Those penalties typically expire two to five years from origination. As of December 31, 2002, approximately 18% of Bond Collateral Mortgage Loans had active prepayment penalty features. Most of the intermediate adjustable rate mortgages in the CMO/FASIT, 1999-1, 1999-A and 1999-2 segments of the portfolio have reached their first contractual interest rate adjustment (increase) and many prepayment penalties on these loans have expired, resulting in a higher probability of refinancing and principal prepayments. We anticipate that prepayment rates on the 2003 segment of loans will increase as these predominately adjustable rate loans reach their initial adjustments. There can be no assurance that we will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase. Our financial condition and results of operations could be adversely affected if prepayment levels increase significantly.

        We currently employ a prepayment model to project loan prepayment activity based upon loan age, loan type and remaining prepayment penalty coverage at a loan level detail. Reasonableness tests are performed against past history, mortgage asset pool specific events, current economic outlook and loan age to verify the overall prepayment projection.

Derivative and hedging activities

        Prior to 2001, we used interest rate cap agreements (Cap Agreements) for interest rate risk protection on bond collateral. The Cap Agreements were purchased primarily to reduce our gap risk (the timing difference or mis-match between the repricing of interest rate sensitive assets and interest rate sensitive liabilities).

        On January 1, 2001, we adopted SFAS 133. Prior to adoption of SFAS 133, we had designated the Cap Agreements as hedges to assure that we maintained a positive gap between the cost of borrowing and the yield on our Bond Collateral Bond Collateral Mortgage Loan portfolio and, accordingly, the cost of the Cap Agreements was amortized over the life of the Cap Agreements using the straight-line method. Upon adoption of SFAS 133, we determined that our Cap Agreements did not meet the hedging requirements of SFAS 133 and, accordingly, we recorded transition amounts associated with establishing the fair values of the Cap Agreements on the balance sheet as a cumulative effect of change in accounting principle, which increased our net loss by $1.1 million.

        Our Mortgage Banking Business, which began in the fourth quarter of 2001, is subject to the risk of rising as well as falling mortgage interest rates between the time it commits to extend credit at fixed rates (rate lock) and the time it sells the mortgage loans. To mitigate this risk, we purchase optional coverage in the form of puts and less frequently calls on financial instruments (mortgage backed securities) of varying terms; enter into forward commitments to sell mortgage loans, and commitments to extend credit at fixed rates. The nature and quantity of these hedging transactions are determined based on various factors, including changes in interest rates that may impact the volume of loans actually closed versus the volume of loans anticipated to close. Our derivative financial activities did not meet the hedging criteria under SFAS 133 and, accordingly, are accounted for in the accompanying consolidated financial statements as trading securities. To the extent that our estimates regarding various factors, including the expected volume of mortgage loan originations, differ from actual results, the Company's financial condition and results of operations could be adversely affected.

        In our mortgage banking business we must make a determination of fair market value ("FMV") for our hedging instruments (derivatives), loan pipeline and loans held for sale (lower of cost or market). These FMV's are determined based on consistently applied methods which are accepted within the regulatory climate our Company operates. Hedging instruments are marked to market according to similar or identical financial instruments available in the market place at the time of the mark. The loan pipeline mark is determined by contacting our group of investors whom we normally sell loans to and deriving a value for those loans less a factor for loans which will not close (loan fallout) based on our history of loan fallout. By accounting rules, we are not allowed to recognize any revenue from loan sales until a true sale has taken place. However if these loans are stated at a value less than could be obtained by sale in the marketplace, the lower value must be used. We adhere to this method of book valuation. Retained interest in securitization value is determined by present value of projected cash flow current forward interest rate curves and assumptions on prepayment rates. It has been determined, that for book purposes at December 31, 2002 there is no value for our retained interest in a securitization.

Recent Accounting Developments

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and 2) the equity investors lack an essential characteristic of a controlling financial interest. We have not evaluated the effect this statement will have on our consolidated financial statements.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have evaluated the effect of this statement and have determined that it will not have a material impact on our consolidated financial statements.

Results of Operations—2002 Compared to 2001

Mortgage Banking Business

        Our mortgage banking business began in the third quarter of 2001. Comparisons between 2002 and 2001 have large differences as a result of limited operating activity in 2001 as compared to significant growth throughout 2002. Specifically, we incurred approximately $2.1 million of start-up operating expenses in 2001 as compared to $37.2 million in operating expenses in 2002. We had virtually no revenues in this segment in 2001 as compared to $29.8 million 2002.

        Gain on the sale of loans, net of derivative financial instruments and adjustments for the twelve-month period ending December 31, 2002, amounted to $14.9 million. This represents new activity for the Company; for the comparable period ending December 31, 2001, there was a $62.3 thousand loss on the sale of loans. AmNet's increase in net gains on the sale of loans is the result of the increase in its loan production volume. In 2002, AmNet recorded Gain on Sales of Loans revenue totaling $46.7 million on loan dispositions totaling $3.8 billion. This revenue was offset by a loss on the Company's derivative financial instruments totaling $31.8 million.

        For the 12 months ending December 31, 2002, AmNet's Gain on Sale of Loans of $46.7 million is a combination of various account categories. Loan premiums of approximately $89.3 million represent the price at which AmNet sells the loans to investors in excess of the principal balance of loans sold. Fee income of approximately $11.2 million represents various charges to brokers for services rendered, which are deferred and recognized as part of the Gain on the Sales of the loans. Gross gain and fee income are offset by capitalized (deferred) loan acquisition costs. The largest deferred cost associated with loan production is broker fees and yield spread premiums totaling approximately $44.7 million. Other deferred costs include (i) deferred origination costs, which are recognized at the time of loan sale, of approximately $6.1 million and (ii) loan premiums repaid to investors ("premium recapture") and loan loss reserve costs aggregating approximately $3.0 million. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. Net Gains on the Sale of Loans of $46.7 million for the twelve-month period ending December 31, 2002 represents approximately 123 basis points (1.23%) on loan sales of $3.8 billion.

        During the first eight months of 2002, AmNet incurred net losses on its derivative financial instruments totaling $20.3 million. A portion of these losses was offset by higher than expected gains on the sale of loans. However, due to a variety of reasons, we estimate that approximately $8 million of losses on treasury hedges during the second and third quarters were not offset by correspondingly larger than expected gains on loans sold. Until August 2002, AmNet had used primarily treasury futures and options to hedge its loan pipeline against declines in value caused by increases in market interest rates. At that time, AmNet sold or closed its position in substantially all of its remaining options on treasury futures. In August, AmNet began using forward sales of mortgage backed securities (TBA-MBS) as its primary hedging vehicle. Due to continual declines in yields on mortgages during September 2002 through December 2002, AmNet recorded net losses on derivative financial instruments of $11.5 million during the last four months of 2002, but had offsetting higher than expected gains on the sale of loans.

        AmNet recorded interest income of $14.9 million for the twelve months ended December 31, 2002. AmNet earns interest on a loan from the date the loan is funded until final disposition. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent Amnet funds loans with borrowings under its warehouse facilities, it records interest expense based on the same factors. Interest expense for the period was $7.8 million. The resulting net interest income earned on loan inventories was $7.1 million, representing 17 basis points on 2002 loan production of $4.2 billion.

        Expenses incurred in the Mortgage Banking Business consist of employee compensation and benefits, office and occupancy expense and other operating expenses (in aggregate referred to as Operating Expenses). For the twelve-month period ending December 31, 2002, Operating Expenses totaled $29.4 million. For the comparable period ending December 31, 2001, there was approximately $2.1 million of expenses incurred. The increase was due to the establishment and ongoing overhead of AmNet's mortgage banking operations, which are comprised of regional loan production offices and headquarter operations. For the twelve months ended December 31, 2002, expenses included approximately $7.4 million in sales commissions, which represent expenses that vary in direct proportion with the volume of funded loans, or approximately 18 basis points (.18%) on $4.2 billion in funded loans. Operating expenses that were not directly variable totaled $22.0 million, or approximately 52 basis points (.52%) on $4.2 billion in funded loans for 2002. Overall basis point expenses (which is a measurement of the cost per loan) declined throughout 2002. The decline in the overall expense per loan is due to scale efficiencies and the fact that operating expenses for the twelve month period included one-time start-up costs.

        Interest rate movements are difficult to predict but it is recognized that interest rates on residential mortgages were historically low throughout 2002. In 2003, while rates have continued to remain at historical lows, the total number of home purchase and refinancing transactions are declining, causing a significant overall contraction of the loan origination market. Our financial projections for 2003, and the earnings guidance provided in our press release dated February 14, 2003, assume a significant contraction in the size of the market by the end of 2003, and total funded loan volume of $7 to $8 billion. During the fourth quarter of 2002, we generated an average monthly funded loan volume of $648 million. Despite an assumed mortgage market contraction, we do not expect our monthly loan fundings to decline significantly in 2003 due to initiatives to increase sales coverage and broker penetration in existing markets and planned expansion into new markets. However, in formulating our financial projections and above noted earnings guidance, we do anticipate higher costs per loan and lower per loan revenues as a direct consequence of the expected market contraction. We expect continued profitability quarter over quarter in our mortgage banking business.

Mortgage Asset Portfolio Business

        For the years ended December 31, 2002 and 2001, we generated net income of approximately $8.9 million and a net loss of $16.2 million, respectively. The net income in 2002 was mainly due to non-operational income from the settlement of litigation for $10.3 million. The net loss in 2001 was due to several events, each of which had a significant impact. These events include purchase of the management contract for $10 million, adoption of SFAS 133 which resulted in a write-down of Cap Agreements for approximately $1.1 million, and transaction fees related to the Management Contract Buyout of approximately $1.1 million. Our decision to avoid portfolio acquisitions throughout 2002 and 2001 resulted in a continued decline in the size of Bond Collateral Mortgage Loan portfolio. This decline resulted in a decrease in net interest income from the mortgage asset portfolio.

        Interest rates are one of the keys to our ability to show net income in this segment our business. The weighted average interest rate from our bond collateral is 9.2% at December 31, 2002 while the weighted average interest rate we pay is 2.6% for the same period. The difference represents income to us. As our portfolio balances continue to decline, we find that a key expense item continues to be premium amortization and credit losses. Our portfolio has been declining in size rapidly as a result of borrowers refinancing their mortgages which necessitates writing off our premium at accelerated rates. Credit losses on collateral are not decreasing in proportion to the decline in our portfolio balances. Less credit worthy borrowers have difficulty procuring refinancing terms while those more credit worthy are able to find lower interest rates available and opt to payoff their loans before they are due (prepayment). Therefore with less credit worthy borrowers remaining in our portfolio assets, events of default occur more frequently and necessitate a higher proportion of credit reserves.

        Most of the intermediate adjustable rate mortgages in the CMO/FASIT, 1999-1, 1999-A, 1999-2 and 2000-2 segments of the Bond Collateral Mortgage Loans portfolio have reached their first contractual interest rate adjustment and prepayment penalties clauses on the underlying pool of loans have expired or declined, resulting in a higher probability of refinancing (principal prepayments). There can be no assurance that prepayment rates will not increase. Our financial condition and results of operations could be materially adversely affected if prepayment levels increase significantly.

        During 2002, other income decreased approximately $2.6 million over the year ended December 31, 2001 from $3.9 million to $1.3 million primarily due to a decrease of approximately $2 million in prepayment penalty income. Interest income from cash accounts decreased approximately $461 thousand.

        For the year ended December 31, 2002, total expenses decreased approximately $45.8 million (from $74.3 million to $28.5 million) over the year ended December 31, 2001. During 2002, our Company incurred decreases in all of the major expense categories. The primary decrease included the following: interest expense decreased approximately $24.3 million as a result of the approximate decrease of $193 million in bond collateral; premium amortization decreased by approximately $7.2 million, provision for loan losses decreased by approximately $847 thousand; other operating expenses decreased approximately $11.0 million mainly due to the one time payment in 2001 of the Management Contract buyout of $10 million and related costs of $1.1 million; and management fees decreased approximately $2.3 million also as a result of the Management Contract buyout in 2001.

        Premium amortization expense represents the amortization of purchase premiums paid for Bond Collateral Mortgage Loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $9.2 million for the year ended December 31, 2002 and $16.4 million for the year ended December 31, 2001. The following table represents constant repayment rates ("CPR's") (See Glossary section for definition of ("CPR's"):

	CPR Rates
	Life Time	Six Months	Three Months
	December 31, 2002
Bond collateral:
CMO/FASIT 1998-1	41.8%	34.3%	36.7%
CMO 1999-1	35.3%	38.1%	37.0%
CMO 1999-2	33.1%	37.2%	34.6%
CMO/REMIC 1999-A	37.7%	40.6%	41.6%
CMO 2000-2	n/a	49.3%	44.7%
	December 31, 2001
Bond collateral:
CMO/FASIT 1998-1	43.8%	33.8%	29.1%
CMO 1999-1	35.1%	38.9%	38.7%
CMO 1999-2	31.6%	56.3%	46.7%
CMO/REMIC 1999-A	36.0%	53.7%	43.5%
CMO 2000-2	27.5%	30.8%	30.1%

        At December 31, 2002, unamortized premiums as a percentage of the remaining principal amount of Bond Collateral Mortgage Loans were 2.86%, as compared to 3.71% at December 31, 2001. The chart below provides a breakdown of prepayments coverage and the weighted average months remaining until the next interest rate adjustment for each segment of the Bond Collateral Mortgage Loan portfolio:

	As of December 31, 2002
	Principal Balance	Percentage of Loans with Prepayment Penalties	Weighted Average Months Remaining on Prepayment Coverage*	Weighted Average Months Until Next Interest Rate Adjustment
	(dollars in thousands)
Bond Collateral, Mortgage Loans:
CMO/FASIT 1998-1	$32,726	4%	1	1
COM 1999-1	45,329	16%	7	1
CMO 1999-2	99,213	27%	16	1
CMO/REMIC 1999-A	63,155	10%	16	1
CMO 2000-2	15,590	17%	21	1

	$256,013	18%	14	1

*
Prepayment coverage is the number of months remaining before the prepayment clause in the mortgage loan contracts expire and borrowers may prepay the loan without prepayment penalty charges.

        We held mortgage assets of approximately $269 million as of December 31, 2002, comprised mainly of mortgage loans held as Bond Collateral. Subsidiaries of our Company, American Residential Eagle and American Residential Eagle 2, hold these assets, of which approximately $202 million and $67 million, respectively, is pledged as collateral for long-term debt (bonds). This compares to $461 million as of December 31, 2001. This reduction is a result of prepayments due to favorable refinance rates and our decision not to replace these assets. As previously discussed, we are deploying assets to fund mortgage origination activities (Mortgage Banking Business).

Results of Operations—2001 Compared to 2000 (without business segmentation)

        For the years ended December 31, 2001 and 2000, we generated a net loss of approximately $18.3 million and $6.2 million, respectively. Net loss per diluted share of common stock was $2.29 and $0.78 for the years ended December 31, 2001 and 2000, respectively. The net loss in 2001 was due to several events, each of which had a significant impact. These events include purchase of the management contract for $10 million, adoption of SFAS 133 which resulted in a write-down of Cap Agreements for approximately $1.1 million, transaction fees related to the Management Contract Buyout of approximately $1.1 million and start-up operating losses of the AmNet mortgage loan origination business of approximately $2.1 million. Our decision to avoid portfolio acquisitions throughout 2001 and 2000 resulted in a continued decline in the size of Bond Collateral Mortgage Loan portfolio. This decline also resulted in a decrease in interest income and operating cash flow. The net loss in 2000 was in a large part due to an impairment loss on retained interest in a securitization and spread compression. Spread compression in 2000 was a result of a 100 basis point increase in borrowing rates from 6.00% in December of 1999 to 7.00% in December of 2000, which was not offset by a corresponding increase in asset yields. The impairment loss was determined by comparing discounted future cash flows of the retained interest and comparing that amount to that recorded on the balance sheet. The discounted future cash flows had been negatively impacted by higher than forecasted prepayment activity.

        We held mortgage assets of approximately $461 million as of December 31, 2001, comprised mainly of mortgage loans held as Bond Collateral. Subsidiaries of the Company, American Residential Eagle and American Residential Eagle 2, hold these assets, of which approximately $343 million and $118 million, respectively, is pledged as collateral for long-term debt (bonds). This compares to $855 million as of December 31, 2000. This reduction is a result of prepayments due to favorable refinance rates and not replacing these assets. As previously discussed, we deployed assets to fund loan origination activities (Mortgage Banking Business).

        Premium amortization expense represents the amortization of purchase premiums paid for Bond Collateral Mortgage Loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $16.4 million for the year ended December 31, 2001, and $10.8 million for the year ended December 31, 2000. The following table represents constant repayment rates ("CPR's") (See Glossary section for definition of ("CPR's"):

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

        At December 31, 2001, unamortized premiums as a percentage of the remaining principal amount of Bond Collateral Mortgage Loans were 3.71%, as compared to 4.00% at December 31, 2000. During 2001, other income decreased approximately $1.3 million over the year ended December 31, 2000 primarily due to a decrease of approximately $860 thousand in prepayment penalty income. Equity in income from American Residential Holdings, Inc. ("Holdings") (a taxable affiliate) added to the decrease in other income by approximately $290 thousand as Holdings share of CMO income decreases, also due to prepayments.

        For the year ended December 31, 2001, other operating expenses increased approximately $6.7 million over the year ended December 31, 2000. During 2001, we incurred transaction fees to complete the buy out of the management contract of approximately $1.1 million and operating losses to start loan origination activity of approximately $2.1 million. The $10 million payment to buy out the management contract was treated as a non-recurring expense as it has no future economic benefit. Increased other operating expenses were partially offset by no impairment losses in 2001 compared to approximately $5.1 million in 2000, and reduced losses on sale of real estate owned by approximately $974 thousand.

Liquidity and Capital Resources

General

        Our current sources of liquidity primarily consist of the following:

  •
  borrowings under our warehouse and other credit facilities;

  •
  revenues generated by our mortgage banking operating activities including interest, branch fees and loan sale proceeds; and

  •
  excess interest spread and over collateralization "step down" payments related to the mortgage asset portfolio business, net of repayments to servicers for past principal and interest advances on completed real estate owned dispositions.

        Our primary cash requirements include:

  •
  funding our mortgage loan originations;

  •
  interest expense under our warehouse facilities;

  •
  operating expenses, including commissions;

  •
  repayment of our borrowings; and

  •
  maintaining "restricted cash" account, which includes amounts required to be held by certain of our correspondent investors that may not be used in our operations or as equity for other warehouse lines of credit, as well as amounts held in escrow for third parties.

        As our mortgage banking operations have grown and our mortgage asset portfolio has declined, our cash flow from investment activities has continued to declined in amounts and materiality.

Cash Generated By and Used In Our Operations

        During the year ended December 31, 2002, on a consolidated basis we generated a net positive cash flow of $2.6 million. This net positive number can be better understood by explaining the major components.

  Mortgage Asset Portfolio Business:

  •
  Cash flow from our mortgage asset portfolio, was positive at approximately $12.3 million

  The Mortgage Asset Portfolio business generates cash from interest and principal received from bond collateral and proceeds from the sale of real estate owned bond collateral. The bond trustees (master servicer) offset this cash by paying interest and principal to bondholders, paying servicer and trustee fees, bond insurance premiums and reimbursing servicers for any advances made on real estate owned dispositions. Any excess cash flow is remitted to us from the bond trustees on a monthly basis. There are various factors that affect this flow, such as market interest rate changes. Additionally, our bond agreement provisions, specify the requirements for over collateralization accounts. If overcollateralization accounts are deficient, this can restrict our receipt of excess cash flow and be used instead by the bond trustee to pay down long term debt.

  Cash flow from the mortgage asset portfolio is expected to decline in 2003 due to a decline in the size of the portfolio, and potential increases in overcollateralization accounts.

  •
  Proceeds from litigation settlements aggregated approximately $10.3 million

  We received two one-time settlements to settle claims related to a lawsuit filed in calendar year 2000 in connection with the purchase of the FASIT portfolio.

  •
  Administrative expenditures for our Mortgage Asset Portfolio Business aggregated approximately $3.3 million

  Administrative expenses allocated to our Mortgage Asset Portfolio Business included portfolio management payroll allocations of approximately $700 thousand, general legal expenses of approximately $1.2 million, professional and consulting fees of approximately $700 thousand, director fees of $100 thousand, and liability insurance of approximately $300 thousand. Approximately $900 thousand of legal and consulting expenses in 2002, related to the buyout of the contract of our former manager completed in late 2001 and the proxy solicitation undertaken in mid 2002, are not expected to reoccur in 2003. However, we do expect director fees and general legal and professional expenses to increase due to the implementation of various new corporate governance measures required by the Sarbanes-Oxley Act of 2002.

  •
  Purchases of Treasury stock totaled $236 thousand during 2002.

  We periodically purchase our common shares under a Board authorized share repurchase program. In 2002, we purchased 97 thousand shares at an approximate average cost of $2.44 per share. We anticipate share repurchases in 2003.

  Mortgage Banking Business:

  •
  Proceeds from borrowings under the Subordinated Debt Facility were $3 million in 2002.

  We entered into the Subordinated Debt Facility in December 2001. Borrowings under the agreement are due in December 2003; however we have the option to extend the due date to December 2004. We expect to extend the due date into 2004.

  •
  Cash reserves utilized to fund loan inventories and maintain cash collateral accounts in our Mortgage Banking Business was approximately $9.8 million.

  Our warehouse line lending agreements allow us to borrow from 98% to 99% of par for each mortgage loan. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded with equity capital. We typically have cash invested totaling between 2% to 4% of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Should we increase the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, the cash reserves necessary to carry loan inventories will increase in direct proportion to the inventory held.

  •
  Cash expenditures in excess of cash receipts in the Mortgage Banking Business were approximately $9.5 million for 2002.

  For the first eight months of 2002, the mortgage banking business operated at a loss, reflecting its start-up nature. Expenses and capital expenditures associated with the creation and expansion of our loan origination infrastructure were incurred with loan production and resultant revenues lagging expenses. With loan funding volumes increasing steadily throughout the year, we reached profitability in the third quarter. Additionally, we incurred significant hedging losses in the second and third quarters which were not entirely offset by higher gains on the sale of loans. We reorganized our hedging operations and changed our hedging strategy in August, resulting in significantly improved hedging performance. Since September, the Mortgage Banking Business has been profitable and cash flow positive. At the end of 2002, the Mortgage Banking Business had approximately $4.6 million in accounts receivable associated with loan sale transactions, all of which was received in January 2003.

        Our financial condition can be affected by turmoil in world markets, which could directly impact domestic liquidity. As stated earlier, we intend to renew existing financing facilities, and seek new financing sources as the need arises. There can be no assurance that we will be able to secure new short or long-term financing or that financing will be available on favorable terms.

        On a go-forward basis, we anticipate our liquidity will be predominantly impacted by the mortgage banking activity that began in late 2001. Specifically, we expect to originate $500 million to $1 billion per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. Furthermore, we anticipate greater general and administrative costs associated with the operations of our Mortgage Banking Business. We intend to use cash reserves, borrowings under the warehouse facilities and the Subordinated Debt Facility and cash flow generated by the mortgage asset portfolio, as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations. We are therefore dependent on significant levels of warehouse financing to help execute our mortgage banking strategy. Furthermore, we must originate minimum levels of loans to remain profitable. See Business Risk Factors in Item 1.

Short-Term Debt

        As of December 31, 2002, short-term debt consists of revolving credit lines (warehouse facilities) used to fund our lending activities. As of December 31, 2002, mortgage loans held for sale were pledged as collateral for the warehouse facility. The warehouse facility consists of borrowings of $375.6 million with three financial institutions At December 31, 2002 our maximum borrowings combined, from these three financial institutions is $710 million. These borrowings typically advance 98% of the par balances of the loans pledged as collateral. Such financing is currently provided primarily under (i) a 364-day secured mortgage warehousing revolving credit agreement, dated as of November 26, 2001, (the "Bank Credit Agreement") and entered into by AmNet, American Residential Investment Trust and JPMorgan/Chase; (ii) a 364-day secured mortgage warehousing revolving credit agreement, dated as of March 28, 2002, (the "UBS Warburg Agreement") and entered into by AmNet and UBS Warburg Real Estate Securities Inc.; (iii) a 364-day secured mortgage warehousing revolving credit agreement, dated as of October 11, 2002, (the "Countrywide Agreement") and entered into by AmNet, American Residential Investment Trust and Countrywide. These warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of our Company. As of December 31, 2002 we are in compliance with these covenants.

        Our short-term sources of liquidity also include a $5 million renewable 364 day Senior Subordinated Secured Revolving Loan Agreement between American Residential Investment Trust and TCW/Crescent Mezzanine L.L.P. on December 19, 2001 (the "Subordinated Debt Facility"). The Subordinated Debt Facility is secured by residual interest spread investment certificates on the 1999-2 segment of the Bond Mortgage Loan portfolio. There were $3 million of borrowings outstanding under this agreement at December 31, 2002, which matured in February 2003 but was extended for one year.

Long-Term Debt—Non Recourse Mortgage Backed Notes

        Our long-term debt consists of non-recourse mortgage backed notes, which are principally secured by bond collateral mortgage loans and bond collateral real estate owned. Obligations under the mortgage backed notes are payable solely from the proceeds from the bond collateral and are otherwise non-recourse to our Company. The maturities of the mortgage backed notes are directly affected by the rate of principal repayments on the related bond collateral. The notes are also subject to redemption according to the specific terms of the indentures pursuant to which they were issued. As a result, the actual maturities are likely to occur earlier than the stated maturities.

        The components of the Long-Term Debt at December 31, 2002, are summarized below (dollars in thousands):

	2000-2 Securitization	1999-A Securitization	1999-2 Securitization	1999-1 Securitization	1998-1 Securitization	Total Long-Term Debt
Long-Term debt	$15,520	$58,369	$94,411	$36,855	$33,116	$238,271
Capitalized costs on long-term debt	(59)	(5)	(447)	(304)	—	(815)

Total Long-Term debt	$15,461	$58,364	$93,965	$36,551	$33,116	$237,456

Weighted average financing rates	2.04%	1.55%	3.10%	1.73%	2.44%	2.35%

Rate Lock Commitments to Borrowers and Commitments to Sell Loans

        In the ordinary course of business, we have commitments to fund mortgages. We enter into financial commitments with interest rate risks through the origination and sale of mortgage loans. We must manage the potential loss exposure caused by fluctuations in interest rates. These financial instruments include commitments to extend credit (mortgage loan pipeline) and mandatory forward commitments to sell loans. The following is a summary of our pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 2002 and 2001 (dollars in thousands):

	12/31/02	12/31/01
Commitments to originate loans at set interest rate	$714,061	$29,462
Commitments expected to close	408,976	17,677
Forward sales of mortgage backed securities (TBA-MBS)	526,700	—
Mandatory commitments to sell mortgage loans held for sale	224,802	21,041

        For the purposes of hedging our interest rate exposure on commitment to originate loans, we make various assumptions to estimate those mortgage loans which will not close escrow (fallout). The rate of fallout is applied to the total pipeline of mortgage loans to arrive at the net exposure to interest rate changes in the market. The loans expected to be closed are hedged utilizing forward sales of mortgage backed securities and options. Some of these commitments will ultimately be denied by our Company or declined by the borrower, and therefore, the commitment amounts do not necessarily represent future cash requirements.

Lease and Long-Term Debt Commitments

        In order to better understand our future obligations under our leases and long-term debt agreements, the table below shows our expected future payments for these debt instruments.

	Payments Due by Period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$237,456	$93,712	$106,474	$19,442	$17,828
Operating Leases	6,102	1,899	3,407	796	—

Total	$243,558	$95,611	$109,881	$20,238	$17,828

        Long-Term Debt is in the form of bonds which are directly tied to bond collateral (assets) and are in the form of mortgage loans. These assets have payment schedules associated with each loan but can be paid off by the borrower at any time. Our history of bond collateral reduction indicates that we can reasonably project that bond collateral will continue on a path of accelerated reduction. By the terms of the long-term debt agreements, a reduction in the bond collateral will also result in a reduction of long-term debt. Therefore the above reductions in long-term debt are based on our projections for reduction in bond collateral.

        Operating leases are for regional office locations around the continental United States of America. Based on these lease agreements, the amounts shown represent payments due within the time periods shown.

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        A primary market risk facing our Company is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of our control. We attempt to manage this risk in our Mortgage Banking and Mortgage Asset Portfolio businesses.

Mortgage Banking Business

Interest Rate Risk

        Rate lock commitments and mortgage loans held for sale (loan pipeline) are subject to market price fluctuation until committed for sale. These fluctuations are primarily tied to changes in market interest rates and the relationship of short term rates to long-term rates (yield curve). In order to mitigate this risk, a variety of financial derivative instruments (including forward mandatory mortgage security sale (TBA-MBS) and options on TBA-MBS sales) are utilized to hedge or mitigate market price fluctuations. During the first three quarters of 2002 we used Treasury options as hedging instruments; now we use TBA's. These hedge positions are continually adjusted based on routine and ongoing quantification of our risk, but hedges may or may not be fully successful in complete risk mitigation. In particular, our capital markets personnel must make estimates of the percentage of rate lock commitments expected to close under different interest rate changes. Losses on the sale of mortgage loans or hedging activity could adversely impact results of operations and our financial position.

Other Risks

        Our ability to generate gains on the sale of mortgages is largely dependent upon the continuation of correspondent investor programs offered by large institutions. Typically these institutions have mortgage banking operations with which we compete. At any point in time an investor could discontinue our business relationship and therefore narrow the scope of our investor loan sale programs. We attempt to mitigate this risk by selling our loans to several investors and are constantly trying to develop new business relationships.

        The Mortgage Banking Business has many companies competing for mortgage loan originations who are much larger and more experienced in the business. We are presently in a business environment of unprecedented low interest rates and we have been fortunate to capture market share during a period historic high levels of mortgage loan activity. As interest rates rise we will be need to be highly competitive against these larger more experienced companies. We will mitigate this risk by being a niche market participant dealing exclusively with loan brokers and providing a higher level of person service than our competitors.

Mortgage Asset Portfolio Business

Interest Rate Risk

        Our operating results for this business segment will depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. All of this business segment's mortgage assets are pledged as collateral for long term debt (securitizations). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, which creates a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Mortgage Asset Portfolio Business net income. Long-term debt interest rates are tied to LIBOR. Increases in these rates will tend to decrease net income. A significant increase in short term interest rates, where the one month LIBOR exceeded 12% could, result in interest expense exceeding interest income would result in operating losses. In the past, we have attempted to mitigate interest rate gap risk through hedging instruments called Interest Rate Caps. The majority of mortgages held in the portfolio are adjustable rate mortgages (ARM's) which adjust every six months. Consequently our gap risk is limited and at the present time we do not believe that the cost of hedging our gap risk is justified. Currently we do not have any Interest Rate Caps in place.

Other Risks

        The value of Mortgage Portfolio assets may be affected by prepayment rates on bond collateral mortgage loans. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control. Partial protection comes in the form of prepayment penalties but since our portfolio is becoming more mature, most of the prepayment penalty clauses have expired.

        Increases in delinquency rates and defaults by borrower on their mortgages can also negatively impact the financial results of the Mortgage Asset Portfolio Business. We monitor delinquencies and defaults and adjust the loan loss provision and interest reserves accordingly.

Sensitivity Analyses

        We have performed various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments and rely upon a number of critical assumptions. The scenarios presented are illustrative. Actual experience may differ materially from the estimated amounts presented for each scenario. To the extent that yield curve shifts are non-parallel and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary. Such variances may prove material.

			If Interest Rates Were To
	2002		Increase	Decrease	Increase	Decrease	2001
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value		Carrying Amount	Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$13,568	$13,568	$13,568	$13,568	$13,568	$13,568	$10,945	$10,945
Mortgage loans held for sale, net, pledged	390,125	396,054	393,178	397,881	390,258	399,693	38,095	38,161
Bond collateral mortgage loans (including, REO)	269,378	283,529	282,641	284,521	281,849	285,468	461,378	475,292
Derivative financial instruments	(2,307)	(2,307)	505	(4,363)	3,743	(6,496)	926	926
Retained interest in securitization	—	—	—	—	—	—	1,582	1,582
Due from affiliate	—	—	—	—	—	—	159	159
Total interest-earning assets	$670,764	$690,844	$689,892	$691,607	$689,418	$692,233	$513,085	$527,065
Interest-bearing liabilities:
Short-term debt	$378,553	$378,553	$378,553	$378,553	$378,553	$378,553	$35,265	$35,265
Long-term debt, net	237,456	237,456	237,456	237,456	237,456	237,456	422,349	422,349
Due to affiliate	2,199	2,199	2,199	2,199	2,199	2,199	1,786	1,786
Total interest-bearing liabilities	$618,208	$618,208	$618,208	$618,208	$618,208	$618,208	$459,400	$459,400
Effect on equity	$52,556	$72,636	$71,684	$73,399	$71,210	$74,025	$53,685	$67,665

        These analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact our financial performance in each such scenario. Consequently, the preceding estimates should not be viewed as a forecast.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of our Company and the related notes, together with the Independent Auditors' Reports thereon are set forth on pages F-2 through F-29 on this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Our Company changed accountants during 2002. There were no disagreements with accountants on accounting or financial disclosure issues. On April 15, 2002, we dismissed KPMG LLP, our independent auditors. During our two most recent fiscal years and the subsequent interim periods up to the date of termination, there were no disagreements with KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the matter in their report. KPMG LLP's report on our financial statements for each period for which KPMG LLP performed an audit of our financial statements contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by our Audit Committee of the Board of Directors. We requested KPMG LLP to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements. A copy of that letter, dated April 23, 2002 was filed as Exhibit 16.1 to Form 8-K/A filed with the SEC on April 23, 2002.

        On April 15, 2002, we engaged PricewaterhouseCoopers LLP to act as our independent auditors to audit our consolidated financial statements. We did not consult with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements during our two most recent fiscal years or during the subsequent interim periods.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 with respect to directors is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our annual meeting of stockholders to be held on or about June 12, 2003 (the "Proxy Statement"). The information required with respect to executive officers is set forth in Item 1 of this report under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the information contained under the heading "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the information contained under the headings "Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference to the information contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

  (a)
  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

  (b)
  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report:

  1.
  The following financial statements of our Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

      Report of Independent Accountants, PricewaterhouseCoopers LLP;

      Independent Auditors' Report, KMPG LLP;

      Consolidated Balance Sheets as of December 31, 2002 and 2001;

      Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2002;

      Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2002;

      Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002 and

      Notes to Consolidated Financial Statements.

      Consent of PricewaterhouseCoopers LLP
      Consent of KPMG LLP

    2.
    Financial Statements Schedules.

      All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

  (b)
  Reports on form 8-K:

    None.

(c)
Exhibits:

Exhibit Index

Exhibit Number	Description
3.1	Second Articles of Amendment and Restatement of the Registrant
(9) 3.2	Second Amended and Restated Bylaws of the Registrant
(1) 4.1	Registration Rights Agreement dated February 11, 1997
(2) 4.3	Rights Plan by and between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999
(4) 4.4	Indenture dated as of June 1, 1998, between American Residential Eagle Bond Trust 1999-2 (a wholly-owned, consolidated subsidiary of the Registrant) and First Union National Bank, as Trustee
(5) 4.5	Indenture dated as of April 1, 1999, between American Residential Eagle Bond Trust 1999-1 (a wholly-owned, consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, National Association, as Trustee
(6) 4.6	Indenture dated as of July 1, 1999, between American Residential Eagle Bond Trust 1999-2 (a wholly-owned, consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, National Association, as Trustee
(3) 10.5a	Lisa Faulk Employment Letter, as amended
(7) +10.5b	Judith A. Berry Employment and Noncompetition Agreement
(1) +10.6	1997 Stock Incentive Plan
(1) +10.7	Form of 1997 Stock Option Plan, as amended
(1) +10.8	Form of 1997 Outside Directors Stock Option Plan
(1) +10.9	Form of Employee Stock Purchase Plan
(1) 10.12	Secured Promissory Note dated June 25, 1997
(1) +10.14	Form of Indemnity Agreement
(8) 10.17	The Termination and Release Agreement, dated as of December 20, 2001
(8) 10.18	Amendment No. 1 to the Securities Purchase Agreement, dated as of December 20, 2001
(8) 10.19	Amendment No. 1 to the Registration Rights Agreement, Dated as of December 20, 2001
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of KPMG LLP
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

+
Management Contract or Compensatory Plan

(1)
Incorporated by reference to Registration Statement on Form S-11 filed September 25, 1997 (File No. 333-33679)

(2)
Incorporated by reference to the Company's Current Report on Form 8-K filed February 17, 1999 (File No. 001-13485)

(3)
Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended 1997 filed March 31, 1998

(4)
Incorporated by reference to Current Report on Form 8-K filed July 16, 1998 (File No.333-47311)

(5)
Incorporated by reference to Current Reports on Form 8-K (File No. 333-5932)

(6)
Incorporated by reference to Current Reports on Form 8-K filed August 19, 1999 (File No. 333-70189-01)

(7)
Incorporated by reference to the Company's Annual Report on Form 10-K for the Fiscal year ended 1999 filed March 30, 2000

(8)
Incorporated by reference to the Company's current Report on Form 8-K (File No. 001-13485)

(9)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Fiscal quarter ended June 30, 2002, filed August 14, 2002

FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2002

INDEX TO FINANCIAL STATEMENTS

Page
American Residential Investment Trust, Inc.
Report of Independent Accountants—PricewaterhouseCoopers LLP	F-2
Independent Auditors' Report—KPMG LLP	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-5
Consolidated Statements of Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
Consent of PricewaterhouseCoopers LLP	Exhibit 23.1
Consent of KPMG LLP	Exhibit 23.2

Report of Independent Accountants

To the Board of Directors and Stockholders
of American Residential Investment Trust, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 43 present fairly, in all material respects, the financial position of American Residential Investment Trust, Inc. and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and December 31, 2000 were audited by other independent accountants whose report dated January 18, 2002 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 14, 2003

Independent Auditors' Report

The Board of Directors and Stockholders
American Residential Investment Trust, Inc.:

        We have audited the accompanying consolidated balance sheet of American Residential Investment Trust, Inc. and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Residential Investment Trust, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed their method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

San Diego, California
January 18, 2002

American Residential Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$13,568	$10,945
Cash and cash equivalents — restricted	3,547	—
Mortgage loans held for sale, net, pledged (lower of cost or market)	390,125	38,095
Bond collateral, mortgage loans, net	259,851	452,152
Bond collateral, real estate owned	9,527	9,226
Accounts receivable — mortgage loans sold	6,205	—
Retained interest in securitization	—	1,582
Derivative financial instruments	(2,307)	926
Accrued interest receivable	1,852	3,048
Due from affiliate	—	159
Investment in American Residential Holdings, Inc.	2,181	1,789
Other assets	2,931	1,802

	$687,480	$519,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt	$378,553	$35,265
Long-term debt, net	237,456	422,349
Accrued interest payable	579	85
Due to affiliate	2,199	1,786
Accrued expenses and other liabilities	9,190	1,612

Total liabilities	627,977	461,097

Stockholders' Equity:
Preferred stock, par value $.01 per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 24,900,000 shares authorized; 7,862,490 shares issued and outstanding in 2002, and 7,959,900 shares issued and outstanding in 2001	79	80
Additional paid-in-capital	108,760	108,995
Accumulated other comprehensive income	—	448
Accumulated deficit	(49,336)	(50,896)

Total stockholders' equity	59,503	58,627

	$687,480	$519,724

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000
Revenues
Gain (loss) on sales of loans	$46,668	$(10)	$—

Derivative financial instruments and market adjustments
Derivative financial instruments — Treasury futures	(18,171)	(365)	(690)
Derivative financial instruments — forward commitments and options	(16,262)	—	—
Market adjustment on interest rate lock commitments	2,663	302	—

Total derivative financial instruments and market adjustments	(31,770)	(63)	(690)
Interest on mortgage assets	41,816	55,437	86,347
Litigation settlement	10,281	—	—
Other income	1,335	3,931	5,435

Total revenue, net of derivative financial instruments and adjustments	68,330	59,295	91,092

Expenses
Employee compensation and benefits	19,434	1,863	—
Interest expense	18,220	34,755	69,328
Office and occupancy expense	1,709	136	—
Premium amortization	9,232	16,420	10,773
Provision for loan losses	5,454	6,301	4,884
Impairment loss on retained interest in securitization	1,046	—	5,093
Loss on sale of real estate owned, net	121	255	1,229
Purchase of Management Contract	—	10,000	—
Other operating expenses	11,546	4,404	2,131
Management fees	—	2,308	3,852

Total expenses	66,762	76,442	97,290

Income (loss) before income taxes and the cumulative effect of a change in accounting principle	1,568	(17,147)	(6,198)
Income taxes	8	2	—
Adoption of SFAS 133 accounting change:
Reduce cap agreement cost to market	—	(1,106)	—

Net income (loss)	1,560	(18,255)	(6,198)

Other comprehensive income (loss):
Unrealized gains (losses) on retained interest in securitization	—	448	—
Reclassification adjustment included in income (loss)	(448)	—	2,500

Comprehensive income (loss)	$1,112	$(17,807)	$(3,698)

Basic Weighted Average Shares Outstanding	7,884,983	7,962,423	8,020,900
Diluted Weighted Average Shares Outstanding	7,962,108	7,962,423	8,020,900
Net income (loss) per share (basic and diluted) before cumulative effect of accounting change	$0.20	$(2.15)	$(0.78)
Net Income (loss) per share (basic and diluted) after cumulative effect of accounting change	$0.20	$(2.29)	$(0.78)

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income/(Loss)
			Treasury Stock	Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount					Total
Balance December 31, 1999	8,055,500	81	—	109,271	(2,500)	(19,998)	86,854

Treasury Stock	(34,600)	—	(84)	—	—	—	(84)
Other comprehensive income	—	—	—	—	2,500	—	2,500
Net Loss	—	—	—	—	—	(6,198)	(6,198)
Dividends declared	—	—	—	—	—	(6,445)	(6,445)

Balance at December 31, 2000	8,020,900	81	(84)	109,271	—	(32,641)	76,627

Treasury Stock	(61,000)	—	(198)	5	—	—	(193)
Retirement of Treasury Stock	—	(1)	282	(281)	—	—	—
Other comprehensive income	—	—	—	—	448	—	448
Net Loss	—	—	—	—	—	(18,255)	(18,255)

Balance at December 31, 2001	7,959,900	80	—	108,995	448	(50,896)	58,627

Treasury Stock	(97,410)	—	(236)	—	—	—	(236)
Retirement of Treasury Stock	—	(1)	236	(235)	—	—	—
Other Comprehensive Loss	—	—	—	—	(448)	—	(448)
Net Income	—	—	—	—	—	1,560	1,560

Balance at December 31, 2002	7,862,490	$79	$—	$108,760	$—	$(49,336)	$59,503

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,560	$(18,255)	$(6,198)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of mortgage assets premiums	9,232	16,420	10,773
Cumulative effect of change in accounting principle	—	1,106	—
Amortization of interest rate cap agreements	—	—	995
Amortization of CMO capitalized costs	557	1,104	1,071
Amortization of CMO premium	—	(78)	(156)
Provision for loan losses	5,454	6,301	4,884
Equity in undistributed income of American Residential Holdings, Inc.	(392)	(309)	(599)
Decrease in deposits to over-collateralization account	—	1,451	768
Impairment loss on retained interest in securitization	1,046	—	5,093
Decrease on retained interest in securitization	88	664	—
Loss on sale of real estate owned	121	255	3,139
Loss on loan sales (mortgage asset portfolio)	—	10	167
Proceeds from sale of mortgage loans held for sale	3,813,159	5,327	—
Mortgage loan originations	(4,165,189)	(43,432)	—
Increase in accounts receivable—mortgage loans sold	(6,196)	—	—
Increase in restricted cash	(3,547)	—	—
Increase in derivative financial instruments	1,196	(917)	—
(Increase) decrease in accrued interest receivable	(1,138)	3,267	3,350
Decrease (increase) in other assets	494	(1,381)	131
Decrease in due from affiliate	159	196	39
Increase (decrease) in accrued interest payable	7,578	(224)	(310)
Increase (decrease) in accrued expenses, other expenses and management fees payable	3,233	1,198	(180)
Increase in due to affiliate	413	439	750

Net cash (used in) provided by operating activities	(332,172)	(26,858)	23,717
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of interest rate cap agreements	—	—	(554)
Purchase of mortgage loans held for investment	—	—	(622)
Sale of mortgage loans held for investment	—	—	66,525
Principal payments on mortgage securities available-for-sale	—	—	1,962
Principal payments on bond collateral, mortgage loans, net	161,542	354,841	334,630
Proceeds from sale of real estate owned	15,862	15,755	8,726

Net cash provided by investing activities	177,404	370,596	410,667
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	—	56,210
Payments on long-term debt	(185,450)	(375,859)	(362,986)
Increase (decrease) in net borrowings from short-term debt	343,288	30,182	(113,920)
Premium	(211)	—	—
Dividends paid	—	(1,611)	(7,250)
Purchase of treasury stock	(236)	(193)	(84)
Issuance of CMO/FASIT bonds	—	—	(216)

Net cash provided by (used in) financing activities	157,391	(347,481)	(428,246)
Net increase (decrease) in cash and cash equivalents	2,623	(3,743)	6,138
Cash and cash equivalents at beginning of year	10,945	14,688	8,550

Cash and cash equivalents at end of year	13,568	$10,945	$14,688

Supplemental information—interest paid	$17,727	$33,953	$67,633

Non-cash transactions:
Dividends declared and unpaid	$—	$—	$1,611

Transfer from mortgage loans held-for-investment, net to bond collateral	$—	$—	$58,279

Transfers from bond collateral, mortgage loans, net to real estate owned	$20,076	$17,551	$14,363

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

        During the years ended December 31, 2002, 2001, and 2000 respectively, none of the Company's equity investments meet the 20% threshold that requires a separate financial statement under Rule 3-09 of Securities and Exchange Commission Regulation S-X.

        Subsidiaries of the Company, Eagle and Eagle 2 hold bond collateral assets of approximately $202 million and $67 million, respectively, at December 31, 2002.

Organization

        AmRES commenced operations on February 11, 1997. AmRES was financed through a private equity funding from its then manager, Home Asset Management Corporation (the "Manager"). AmRES operated prior to January 1, 2003 as a mortgage real estate investment trust ("REIT") which since inception has elected to be taxed as a REIT for Federal income tax purposes, which generally allowed AmRES to pass its income through to its stockholders without payment of corporate level Federal income tax, provided that AmRES distributes at least 90% of its taxable income to stockholders. During 1998, AmRES formed Eagle, a special-purpose finance subsidiary. Holdings, a non-REIT, taxable affiliate of AmRES, were established during the first half of 1998. During 1999, AmRES formed Eagle 2, a limited-purpose corporation and wholly-owned subsidiary of AmRES. AmRES acquired residential mortgage loans ("Bond Collateral Mortgage Loans"). These Bond Collateral Mortgage Loans are typically secured by single-family real estate properties throughout the United States. AmRES utilized both debt and equity to finance its acquisitions. The Company has used securitization techniques to enhance the value and liquidity of AmRES's Bond Collateral Mortgage Loans and may sell Bond Collateral Mortgage Loans from time to time.

        During 2001, AmNet was formed as a taxable REIT subsidiary to originate mortgage loans on single-family real estate properties throughout the United States. Subsequently these loans are being sold to institutional investors on a servicing released basis. AmNet is using both debt and equity to originate these loans. During the one year period ending December 31, 2002 AmNet continued this activity.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Mortgage Loans Held for Sale, Net, Pledged

        Mortgage loans are first trust deeds on single family residences that are originated and intended for sale in the secondary market, and are carried at the lower of aggregate cost or market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Loan origination fees, net of origination costs are deferred and are included in the carrying amount until the loans are sold. Impounds for taxes and insurance of approximately $2.6 million at December 31, 2002 and approximately $170 thousand at December 31, 2001, is included in accrued expenses and other liabilities. Mortgage loans held for sale are pledged as collateral for the warehouse facilities (Note 6).

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

Bond Collateral, Mortgage Loans, Net

        Bond collateral, mortgage loans, net, includes various types of adjustable-rate and fixed-rate loans secured by mortgages on 1-4 unit residential loans. Bond collateral, mortgage loans, net, is stated at unpaid principal balances, less the allowance for loan losses, and net of purchase premiums. Premiums are amortized to income using the interest method, generally over their estimated lives considering anticipated prepayments.

        The Company maintains an allowance for loan losses at an amount which it believes is sufficient to provide adequate protection against losses in the Bond Collateral Mortgage Loans portfolio. The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. As management utilizes information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

        Mortgage loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on non-accrual status. Generally, loans are placed in non-accrual statuses that are 90 days or more past due, in foreclosure or non-performing bankruptcy (i.e. loans in bankruptcy and not performing according to the bankruptcy plan that is established with the trustee). When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that the loan becomes current and the loan principal balance is deemed collectible. Loans are restored to accrual status when loans become well secured and are in the process of collection.

        Many factors are considered in the determination of impairment. The measurement for collateral dependent loans is based on the fair value of the loan's collateral.

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

        During 2001, in connection with the mortgage loan origination activity of AmNet, the Company began using puts and calls on financial instruments (treasury options and futures) of varying terms, forward commitments to sell mortgage loans and commitments to extend credit at fixed rates. The primary purpose of these instruments is to reduce the Company's exposure to movements in interest rates, from inception of the mortgage loan commitment (mortgage loan pipeline) through origination and sale of mortgage loans.

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

        On January 1, 2001, the Company adopted SFAS 133. Prior to adoption of SFAS 133, the Company had designated the Cap Agreements as hedges to assure that we maintained a positive gap between the cost of borrowing and the yield on its mortgage portfolio and, accordingly, the cost of the Cap Agreements was amortized over the life of the Cap Agreements using the straight-line method. Upon adoption of SFAS 133, the Company determined that its Cap Agreements did not meet the hedging requirements of SFAS 133. With the implementation of SFAS 133, the Company recorded transition amounts associated with establishing the fair values of the Cap Agreements outstanding as of December 31, 2001. The effect of the transition adjustment of hedges on the balance sheet and statement of operations as of December 31, 2001 in compliance with SFAS 133 were as follows (dollars in thousands):

Balance Sheet Adjustment—Assets:
Derivative financial instruments	$(1,106)
Statement of Operations Adjustment:
Cumulative effect of change in accounting principle	$(1,106)

        The transition adjustment is presented as a cumulative effect adjustment as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." The transition amounts were determined based on the interpretive guidance issued to date by the FASB. The FASB continues to issue interpretive guidance which could require changes in our application of the standard and adjustment to the transition amounts. SFAS No. 133, as applied to the Company's risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments but will have no effect on cash flows or the overall economics of the transactions.

        Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. Derivative financial instruments that do not meet the hedging criteria in SFAS 133 are classified as trading activities and changes in fair value are recorded in income. The Company has elected to not apply hedging criteria and, as such, is accounted for in the accompanying financial statements as trading activities.

Recent Accounting Developments

        In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 141 and 142, respectively), which supersede APB Opinion 17, Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As permitted by SFAS 142, the Company adopted the new standard in the first quarter of the fiscal year 2002. The financial impact of this Statement will not have a material effect on the Company.

        In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The financial impact of this Statement has no material effect on the Company.

        In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as a part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

        The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and adopted its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. The financial impact of this Statement does not have a material effect on the Company.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Company has not evaluated the effect this statement will have on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—an amendment of SFAS No. 123." SFAS No. 148 addresses transition provisions for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123. The Company has evaluated the effect of this statement and has determined that it will not have a significant impact on its consolidated financial statements.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has evaluated the effect of this statement and has determined that it will not have a material impact on its consolidated financial statements.

Retained Interest in Securitization

        Under accounting principles generally accepted in the United States of America (GAAP), an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. A selling entity should continue to carry retained interests, including servicing assets, relating to assets it no longer recognizes. Such retained interests are initially recorded based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as secured borrowings with a pledge of collateral.

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

        Beginning March 31, 2001, interest income on these assets and other than temporary impairment related to these assets are recorded in accordance with Emerging Issues Task Force No. 99-20 (EITF 99-20), Recognition of Interest Income and Impairment on Purchase and Retained Beneficial Interest in Securitized Assets. If a decline in value is considered other than temporary, impairment loss is measured by comparing estimated future cash flows, discounted at a market rate of interest, to the carrying value. Adoption of EITF 99-20 resulted in an impairment expense of $1.0 million for the twelve month period ending December 31, 2002.

        Sales of mortgage loans are accounted for under Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Judgment is required as to when certain of the criteria established by FAS 140 have been met, including a determination as to when a true-sale at law has occurred. Management monitors the conditions of each sales contract to determine when these criteria have been met and records the loan sales as appropriate. Mortgage loans are generally sold with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling prices and the carrying value of the related mortgage loans sold.

Recent Accounting Developments

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Company has not evaluated the effect this statement will have on its consolidated financial statements.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has evaluated the effect of this statement and has determined that it will not have a material impact on its consolidated financial statements.

Segment Reporting

        The Company reports segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Effective January 1, 2002, the Company was reorganized into two segments: the Mortgage Asset Portfolio Business and the Mortgage Banking Business.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Income Taxes

        To date, AmREIT has elected to be taxed as a REIT and complies with REIT provisions of the Internal Revenue Code of 1986 as amended (the "Code") and the corresponding provisions of State law. Accordingly, AmREIT has not been subject to federal or state income tax to the extent of our tax loss carry forward and distributions to stockholders for the three year period ended December 31, 2002. As of February 7, 2003, we notified the Internal Revenue Service to discontinue status as a REIT effective January 1, 2003.

Earnings (Loss) per Share

        The Company presents basic earnings (loss) per share, representing net earnings (loss) divided by the weighted average outstanding shares of common stock (excluding all common stock equivalents), and diluted earnings (loss) per share, representing the effect of common stock equivalents, if dilutive. At December 31, 2002, 2001 and 2000 there were 1,154,225, 1,009,100 and 938,100 options, respectively, that were anti-dilutive and, therefore, not included in the calculations shown on the Consolidated Statement of Operation and Comprehensive Income (Loss).

Comprehensive Income (Loss)

        The Company recognizes comprehensive income (losses) as part of the Statement of Operations and Comprehensive Income (Loss) and is disclosed as part of stockholders' equity in accumulated other comprehensive income (loss). Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on retained interest in securitization.

Stock Options

        The Company elected to apply APB Opinion No. 25 in accounting for its plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan and, accordingly, no compensation cost has been recognized in the financial statements. SFAS 123 requires pro forma disclosures of loss computed as if the fair value based method had been applied for in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion No. 25.

        In December 2002 the Financial Accounting Standards Board ("FASB") issued SFAS 148, Accounting For Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has elected to early adopt for the twelve month period ending December 31, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

        Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 as amended by SFAS No. 148, the Company's net income and earnings per share would have been as follows (in thousands except earnings per share):

Twelve Months Ended	December 31, 2002	December 31, 2001
Net earnings as reported	$1,560	$(18,255)
Deduct: Total stock-based compensation expense determined under fair value based method net of tax effects	(617)	(380)

Pro forma net earnings (loss)	$943	$(18,635)
Earnings per share
Basic as reported	$0.20	$(2.29)
Basic pro forma	$0.12	$(2.34)
Diluted as reported	$0.20	$(2.29)
Diluted pro forma	$0.12	$(2.34)

        The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company's experience.

Note 2. Bond Collateral, Mortgage Loans

        AmRIT has pledged collateral in order to secure the Long-Term Debt issued in the form of CMOs. Bond Collateral Mortgage Loans consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one- to four-family residential properties. As of December 31, 2002 and 2001, 18.16% and 16.0%, respectively, of the bond collateral mortgage loans were fixed rate loans. All Bond Collateral is pledged to secure repayment of the related Long-Term Debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the Long-Term Debt obligation. The obligations under the Long-Term Debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT.

        The components of the Bond Collateral Mortgage Loans at December 31, 2002 and 2001, are summarized as follows (dollars in thousands):

At December 31, 2002	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
Mortgage loans	$15,590	$63,155	$99,214	$45,329	$32,726	$256,014
Unamortized premium	602	1,462	3,481	1,355	409	7,309
Allowance for loan losses	(116)	(1,112)	(771)	(838)	(635)	(3,472)

	$16,076	$63,505	$101,924	$45,846	$32,500	$259,851

Weighted average net coupon	9.17%	9.50%	8.99%	8.86%	9.71%	9.20%
Unamortized premiums as a percent of Mortgage Loans	3.86%	2.31%	3.51%	2.99%	1.25%	2.85%
At December 31, 2001
Mortgage loans	$32,340	$112,770	$173,118	$71,732	$50,719	$440,679
Unamortized premium	1,127	3,978	7,233	2,623	1,369	16,330
Allowance for loan losses	(246)	(1,582)	(1,137)	(761)	(1,131)	(4,857)

	$33,221	$115,166	$179,214	$73,594	$50,957	$452,152

Weighted average net coupon	9.23%	9.87%	9.31%	9.29%	10.84%	9.62%
Unamortized premiums as a percent of Mortgage Loans	3.48%	3.53%	4.18%	3.66%	2.70%	3.71%

        The accrual status of Bond Collateral mortgage loans at December 31, 2002 and 2001, is summarized as follows (dollars in thousands):

At December 31, 2002	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
Regular loans	$13,092	$53,762	$85,004	$38,346	$24,951	$215,155
Bankruptcy (non-performing)	1,332	4,526	5,158	2,262	3,418	16,696
Foreclosure (90+ days delinquent)	1,166	4,867	9,052	4,721	4,357	24,163

Total Mortgage loans	$15,590	$63,155	$99,214	$45,329	$32,726	$256,014

At December 31, 2001
Regular loans	$28,769	$95,689	$154,768	$63,308	$40,492	$383,026
Bankruptcy (non-performing)	894	5,830	7,998	4,678	4,127	23,527
Foreclosure (90+ days delinquent)	2,677	11,251	10,352	3,746	6,100	34,126

Total Mortgage loans	$32,340	$112,770	$173,118	$71,732	$50,719	$440,679

        A summary of the activity in the allowance for loan losses is as follows (dollars in thousands)

	2002	2001	2000
Balance beginning of year	4,857	$4,517	$4,550
Provision charged to operating expense (a)	5,454	6,301	5,037
Charge offs	(6,838)	(5,961)	(5,080)
Transfer from Mortgage Loans Held-for-Investment	—	—	10

Balance end of year	$3,473	$4,857	$4,517

(a)
Total provision for loan losses in 2000 included ($153 thousand) on mortgage loans held-for-investment. Those loans, with related allowance for loan losses, were transferred to bond collateral, mortgage loans, net.

        At December 31, 2002 and 2001, approximately 19% and 20%, respectively of the collateral was located in California for the CMO/FASIT 1998-1 and no other state represented more than 11% and 9%, respectively. At December 31, 2002 and 2001, approximately 27% and 32% respectively of the collateral was located in California for the CMO 1999-1 and no other state represented more than 8% and 7% respectively. At December 31, 2002 and 2001, approximately 12% and 15% respectively of the collateral was located in California for the CMO 1999-2 and no other state represented more than 8%. At December 31, 2002 and 2001, approximately 11% respectively of the collateral was located in Michigan for the CMO/REMIC 1999-A and no other state represented more than 9%. At December 31, 2002 and 2001, approximately 11% and 20% of the collateral was located in California for the CMO 2000-2 and no other state represented more than 10%.

Note 3. Derivative Financial Instruments

Cap Agreements

        The Company had no cap agreement at December 31, 2002 and no income or expense during 2002 from cap agreements. As of January 1, 2001 the Company adopted SFAS 133 (See Note 1. Summary of significant Accounting Policies and Practices). A total of $1.1 million of the previously unamortized cost of Cap Agreements was written off at transition.

        The Company had four outstanding Cap Agreements at December 31, 2001. Potential future earnings from each of these Cap Agreements are based on variations in the one month London Interbank Offered Rate ("LIBOR"). The Cap Agreements at December 31, 2001 had contractually stated notional amounts which vary over the life of the Cap Agreements. Under these Cap Agreements the Company received cash payments should the agreed-upon reference rate, one month LIBOR, increase above the strike rates of the Cap Agreements. There was $0 in income for the year ended December 31, 2001, for Cap Agreements, and a $1,106,000 write-off (cumulative effect of change in accounting principle).

        All of the adjustable-rate mortgage securities and mortgage loans are limited by periodic caps (generally interest rate adjustments are limited to no more than 1% every six months) and lifetime interest rate caps.

Floor Agreements

        The Company had no outstanding floor agreements at December 31, 2002 and 2001. The Company had no floor agreement expense in 2002 and 2001.

        There were no interest rate agreements outstanding at December 31, 2002. At December 31, 2001 the interest rate agreements outstanding are as follows (dollars in thousands):

	2001
	Average Notional Face Amount	Cap Strike Rate	Floor Floor Strike Rate	Index	Expires
Merrill Lynch	$227,100	7.120%	—	1 mo. LIBOR	January, 2002
Merrill Lynch	111,200	7.120%	—	1 mo. LIBOR	January, 2002
Solomon Smith Barney	47,600	7.120%	—	1 mo. LIBOR	January, 2002
Solomon Smith Barney	97,100	7.120%	—	1 mo. LIBOR	January, 2002

AmNet Derivative Instruments

        AmNet purchases derivative instruments in order to try and protect profit margins on locked loans and closed loans before they are committed for sale. Protection is needed as a result of changes in interest rates from the point loan lock is made until the loan is committed for sale. The derivative instruments used are forward commitments on mortgage backed securities ("TBA") and options to purchase or sell mortgage backed securities. Changes in the price of these derivative instruments closely relate to changes in the sale price of loans held for sale.

        The following is a summary of AmNet's derivative instruments (dollars in thousands):

December 31, 2002

TBA	Coupon Rate		Notional Amount	Expires
Thirty year Fannie Mae	5-6	MBS	10,000-103,500	Jan 14-Mar 13, 2003
Fifteen year Fannie Mae	4.5-5.5	MBS	2,700-45,000	Jan 21-Mar 18, 2003
Thirty year Ginnie Mae	5.5-6	MBS	3,000-31,000	Jan 22-Mar 20, 2003
Twenty year Fannie Mae	5	MBS	10,000	Feb 13, 2003
Options
Thirty year Fannie Mae	5.5-6	Puts	10,000-40,000	Jan 14-Mar 13, 2003

December 31, 2001

Security	Notional Amount	Strike	Puts, Calls or Futures	Short or Long	Expires
Ten year treasuries	$12,500-75,000	101-105	Puts/Calls	Long/Short	Jan 18-Feb 15, 2002
Five year treasuries	51,500	—	Futures	Short	Mar 22, 2002
Thirty year treasuries	5,000	—	Futures	Short	Mar 22, 2002
Thirty year treasuries	100,000	94-98	Puts	Long/Short	Feb 15-May 17, 2002

Note 4. Bond Collateral, Real Estate Owned

        The Company owned 148 properties (not the same properties) as of December 31, 2002 and 2001, respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal. At December 31, 2002 and 2001, real estate owned totaled approximately $9.5 and $9.2 million, respectively.

Note 5. Retained Interest in Securitization

        Retained interest in securitization consists of assets generated and retained in conjunction with the Company's 1998-1 REMIC securitization. A summary of these assets at December 31, 2002 and 2001 were as follows (dollars in thousands):

	2002	2001
REMIC subordinate certificates	$0	$425
Overcollateralization account	0	709
Unrealized gain	0	448
	$0	$1,582

        The Company classifies the 1998-1 REMIC securities as available-for-sale securities and carries them at fair market value with the change in fair value reported as accumulated other comprehensive income (loss). The fair value of the retained interest is determined by computing the present value of the excess of the weighted-average coupon of the residential mortgages sold (9.49%) over the sum of: (1) the coupon on the senior interest (2.52%), and (2) a servicing fee paid to the servicer of the residential mortgages (0.50%) and other fees, and taking into account expected estimated losses to be incurred on the portfolio of residential mortgages sold over the estimated lives of the residential mortgages and using an estimated future average prepayment assumption of 45% per year for 2002 and 2001. The prepayment assumption used in estimating the cash flows is based on recent evaluations of the actual prepayments of the related portfolio and on market prepayment rates on comparably aged portfolios of similar residential mortgages, taking into consideration the current interest rate environment and its expected impact on the estimated future prepayment rate. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes is commensurate with the risk of holding such a financial instrument. The rate used to discount the cash flows coming out of the trust was approximately 11%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's retained interest could change.

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

Note 6. Short-Term Debt

        As of December 31, 2002, short-term debt consisted of revolving credit lines (warehouse facilities) used to fund the Company's lending activities. As of December 31, 2002, mortgage loans held for sale were pledged as collateral for the warehouse facilities. The warehouse facilities consist of borrowings of $378.6 million with financial institutions for a maximum amount of $710 million, maturing on various dates within one year secured by mortgage loans held for sale, generally bearing interest at LIBOR plus spread (2.82% at December 31, 2002). The weighted-average interest rate was 3.19% in 2002 and the facility fee is 0.25% on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of the Company.

        In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bears interest at 12% and matured in December 2002, with provisions for extension of two additional one-year periods at the Company's option. The Company extended the loan for one year. The Subordinated Loan Agreement contains a number of covenants, including covenants based on tangible net worth, cash flows, net income and liquidity of the Company. As of and for the year ended December 31, 2002, there was $3 million in borrowings on the Subordinated Loan Agreement.

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

        During the third quarter of 1999, AmRES, through its wholly owned subsidiary, Eagle, issued approximately $394.1 million of Series 1999-2 mortgage backed bonds (Long-Term Debt) in two classes. The bonds are non-recourse obligations of a trust formed and wholly-owned by Eagle. The Class A-1 Bonds of approximately $332.4 million is secured by the assets of the trust, which consist of approximately $339.8 million in adjustable-rate mortgage loans secured by first liens on one- to four-family residential properties. The interest rate for the Class A-1 Bonds is variable based on one-month LIBOR. The Class A-2 Bonds of approximately $61.7 million are secured by approximately $63 million in fixed-rate mortgage loans secured by first liens on one- to four-family residential properties. The interest rate on the Class A-2 Bonds is 7.09%. "Bond Collateral" is used to make payments on the Long-Term Debt. Payments received on the mortgage loans in excess of obligations due under the Long-Term Debt agreement are remitted to the Company on a monthly basis by the Bond Trustee. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRIT. While the stated maturity of the bonds is July 25, 2029, the actual maturity of the bonds is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption by the Company according to the specific terms of the indenture pursuant to which the bonds were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

        During the third quarter of 1999, Greenwich Capital Financial Products, Inc. ("GCFP") conveyed to AmRES, Mortgage Loans consisting of first lien, fully-amortizing, and adjustable-rate residential mortgage loans ("Mortgage Loans") with original terms to maturity of 30 years and an aggregate scheduled principal balance as of the close of business on August 1, 1999, of $335.2 million. AmRIT then conveyed an interest in the Mortgage Loans to Greenwich Financial Asset Securities Corp. in exchange for a specified cash sum and certain REMIC securities. Under GAAP, the transaction was treated as an issuance of Long Term Debt, Series 1999-A, secured by the Mortgage Loans. The Series 1999-A Long-Term Debt consists of two classes: Class A-1 which had an initial principal amount of approximately $335.2 million and Class S-1 which is an interest only class. The interest rate for the Class A-1 is variable based on the one-month LIBOR. The interest rate for the Class S-1 begins at 3.5%, declines by 0.5% each year for two years and then declines to 0.00% at the end of year three. The stated maturity for the Class A-1 is August, 2029, however, since the maturity of the debt is directly affected by the rate of principal repayments of the related Mortgage Loans, the actual maturity of the Class A-1 is likely to occur earlier than its stated maturity.

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

        The components of the Long-Term Debt at December 31, 2002 and 2001, along with selected other information are summarized below (dollars in thousands):

At December 31, 2002	2000-2 Securitization	1999-A Securitization	1999-2 Securitization	1999-1 Securitization	1998-1 Securitization	Long-Term Debt
Long-Term debt	$15,520	$58,369	$94,411	$36,855	$33,116	$238,271
Capitalized costs on long-term debt	(59)	(5)	(447)	(304)	—	(815)
Total Long-Term debt	$15,461	$58,364	$93,964	$36,551	$33,116	$237,456

Weighted average financing rates	2.04%	1.55%	3.10%	1.73%	2.44%	2.35%

At December 31, 2001
Long-Term debt	$31,809	$107,574	$167,200	$65,546	$51,592	$423,721
Capitalized costs on long-term debt	(122)	(10)	(761)	(479)	—	(1,372)

Total Long-Term debt	$31,687	$107,564	$166,439	$65,067	$51,592	$422,349

Weighted average financing rates	2.56%	2.25%	2.45%	2.45%	3.27%	2.50%

        The table below shows the Company's expected future payments for these future obligations under our leases and long-term debt agreements.

	Payments Due by Period (000's)
Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$237,456	$93,712	$106,474	$19,442	$17,828
Operating Leases	6,102	1,899	3,407	796	—

Total	$243,558	$95,611	$109,881	$20,238	$17,828

Note 7. Long-Term Debt, Net (Continued)

        Long-Term Debt is in the form of bonds which are directly tied to bond collateral (assets) and are in the form of mortgage loans. These assets have payment schedules associated with each loan but can be paid off by the borrower at any time. The Company's history of bond collateral reduction indicates that it can reasonably project that bond collateral will continue on a path of accelerated reduction. By the terms of the long-term debt agreements, a reduction in the bond collateral will also result in a reduction of long-term debt. Therefore the above reductions in long-term debt are based on the Company's projections for reduction in bond collateral.

        Operating leases are for regional office locations around the continental United States of America. Based on these lease agreements, the amounts shown represent payments due within the time periods shown.

Note 8. Fair Value of Financial Instruments

        The estimated fair value of financial instruments amounts have been determined by the Company's management using available market information and valuation methodologies; however, considerable judgment is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value as of December 31, 2002 and 2001 is as follows (dollars in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$13,568	$13,568	$10,945	$10,945
Mortgage loans held for sale, pledged	390,125	393,422	38,095	38,161
Bond collateral, mortgage loans, net	259,851	283,529	452,152	475,292
Retained interest in securitization	—	—	1,582	1,582
Derivative Financial Instruments:
Puts and calls on financial instruments	151	151	566	566
Commitments to extend credit at fixed rates	(5,423)	(5,423)	360	360
Fair Value Locked Pipeline	2,966	2,966	—	—
Due from affiliate	—	—	159	159
Liabilities:
Short-term debt	378,553	378,553	35,265	35,265
Long-term debt	237,456	237,456	422,349	422,349
Derivative financial instruments—commitments to sell mortgage loans	—	—	58	58
Due to affiliate	2,199	2,199	1,786	1,786

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

        As of December 31, 2002, shares of common stock were reserved for issuance under the Company's option plans as follows:

	1997 Stock Incentive Plan	1997 Stock Option Plan	1997 Employee Stock Purchase Plan	1997 Outside Director Stock Option Plan	Total
Total Options Authorized at 1/1/2002	315,200	774,800	20,000	120,000	1,230,000
Total Options Authorized in 2002	—	700,000	—	90,000	790,000
Total Options Issued	284,800	787,300	—	172,500	1,244,600
Options Reserved for Issuance	30,400	687,500	20,000	37,500	775,400

        Stock option activity during the periods presented is as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 1998	695,900	$13.82
Granted	398,700	7.42
Forfeited	(73,500)	(13.51)

Balance at December 31, 1999	1,021,100	11.34
Granted	25,000	3.56
Forfeited	(108,000)	(12.09)

Balance at December 31, 2000	938,100	11.04
Granted	76,000	2.16
Forfeited	(5,000)	(2.47)

Balance at December 31, 2001	1,009,100	$10.42
Granted	421,000	2.76
Forfeited	(185,500)	(2.48)
Balance at December 31, 2002	1,244,600	$9.01

        At December 31, 2002, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.24 years. The weighted average exercise price of exercisable outstanding options was $10.37 At December 31, 2002, 995,126 of the outstanding options were exercisable.

        The per share weighted-average fair value of stock options granted during 2002, 2001, and 2000 were $1.76, $1.47 and $0.95, respectively, on the dates of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2002	2001	2000
Expected dividend yield	0.00%	0.00%	29.96%
Risk-free interest rate	2.78%	4.13%	5.83%
Expected volatility	77.77%	82.53%	60.89%
Expected life (years)	5	5	5

        The dividend yield for 2000 is a result of dividends paid and stock prices.

Note 10. Stockholders' Equity

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

        During 2002, the Company declared no dividends as a result of continued losses from operations. Also during 2002 the Company repurchased 97,000 shares of common stock. The Company paid approximately $237,000 for the repurchased shares. The shares were retired.

        The annual stockholders meeting for 2002 was held July 19, 2002. Among other things voted upon and passed by the shareholders was the approval of amendment to the 1997 Stock Option Plan which increased the number of common shares reserved for issuance under the 1997 Plan by 700,000 shares from 774,800 shares to 1,474,800 shares. Also approved was an amendment to the 1997 Outside Directors Stock Option Plan which increased the number of common shares reserved for issuance under the 1997 Plan by 90,000 shares from 120,000 shares to 210,000 shares.

Note 11. Business Segments

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

        The accounting policies of the segments are the same as described in Note 1, "Summary of Significant Accounting Policies and Practices." The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment.

        The table below reflects the fourth quarter and year to date income statement activity by segment for the period ending December 31, 2002.

American Residential Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations by Business Segment
(in thousands)

	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2002	For the Twelve Months Ended December 31, 2002	For the Twelve Months Ended December 31, 2002	For the Twelve Months Ended December 31, 2002
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments
Revenues
Gain on sales of loans	$21,413	$—	$21,413	$46,668	$—	$46,668

Derivative financial instruments and market adjustments
Derivative financial instruments—Treasury futures	(49)	—	(49)	(18,171)	—	(18,171)
Derivative financial instruments—forward commitments and options	(6,470)	—	(6,470)	(16,262)	—	(16,262)
Market adjustment on interest rate lock commitments	(1,648)	—	(1,648)	2,663	—	2,663

Total derivative financial instruments and market adjustments	(8,167)	—	(8,167)	(31,770)	—	(31,770)
Interest on mortgage assets	6,857	4,969	11,826	14,908	26,908	41,816
Litigation settlement	—	—	—	—	10,281	10,281
Other income	1	253	254	9	1,326	1,335

Total revenue	20,104	5,222	25,326	29,815	38,515	68,330

Expenses
Employee compensation and benefits	7,109	457	7,566	18,687	747	19,434
Interest expense	3,556	1,972	5,528	7,790	10,430	18,220
Office and occupancy expense	637	—	637	1,709	—	1,709

Premium amortization	—	1,402	1,402	—	9,232	9,232
Provision for loan losses	—	835	835	—	5,454	5,454
Impairment loss on retained interest in securitization	—	457	457	—	1,046	1,046
Loss (gain) on sale of real estate owned, net	—	(31)	(31)	—	121	121
Other operating expenses	3,730	525	4,255	9,031	2,515	11,546

Total expenses	15,032	5,617	20,649	37,217	29,545	66,762

Income (loss) before income taxes	5,072	(395)	4,677	(7,402)	8,970	1,568
Income taxes	—	—	—	2	6	8

Net income (loss)	$5,072	$(395)	$4,677	$(7,404)	$8,964	$1,560

        For the purpose of internal management reporting, the Company records inter-segment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Inter-segment assets and liabilities eliminated for consolidation purposes were $33.2 million for the twelve month period ending December 31, 2002. Total assets for the Mortgage Banking Business at December 31, 2002 was approximately $407.4 million on a consolidated basis. Total assets for the Mortgage Asset Portfolio Business at December 31, 2002 was approximately $280.1 million on a consolidated basis.

Note 12. Management Agreement

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

  •
  3/8 of 1% per year, to be paid monthly, of the principal amount of all mortgage loans other than agency securities; and

  •
  25% of the amount by which the Company's net income (before deducting the amount to be paid as incentive compensation) exceeds the annualized return on equity equal to the average ten year U.S. Treasury Rate plus 2%

        Management fees of approximately $2.3 million and $3.9 million were recorded for the years ended December 31, 2001 and 2000, respectively. The incentive compensation was calculated for each fiscal quarter, and paid to the Manager quarterly in arrears before any income distributions were made to stockholders. There was no incentive compensation for the years ended December 31, 2001 and 2000. The agreement was terminated in December of 2001. Payment of $10 million to the Manager by the Company released the Company from further obligations under the Agreement. Employees of the Manager became employees of the Company and continued similar portfolio management activities. The $10 million payment was treated as a non-recurring expense as it has no future economic benefit.

Note 13. Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for 2002 and 2001 is as follows (dollars in thousands, except per share data):

	For the quarter ended Dec. 31, 2002	For the quarter ended Sept. 30, 2002	For the quarter ended June 30, 2002	For the quarter ended March 31, 2002
Gain on sales of loans	$21,413	$18,808	$4,503	$1,944
Derivative financial instruments and market adjustments	(8,167)	(15,202)	(8,314)	(87)
Interest on mortgage assets	11,826	9,948	10,021	10,021
Litigation settlement	—	—	10,281	—
Other income	254	245	366	470

Total revenue, net of derivative financial instruments and adjustments	25,326	13,799	16,857	12,348
Employee compensation and benefits	7,566	5,170	3,752	2,946
Interest expense	5,528	4,792	4,072	3,828
Office and occupancy expense	637	383	326	363
Premium amortization	1,402	2,203	2,526	3,101
Provision for loan losses	835	1,492	1,024	2,103
Impairment loss on retained interest in Securitization	457	589	—	—
Loss on sale of real estate owned	(31)	(281)	348	85
Other operating expenses	4,255	2,997	2,470	1,824

Total expenses	20,649	17,345	14,518	14,250

Income before income taxes	4,677	(3,546)	2,339	(1,902)
Income taxes	—	—	3	5

Net Income (Loss)	4,677	(3,546)	2,336	(1,907)
Net income (loss) per share	0.59	(0.45)	0.30	(0.24)

	For the quarter ended Dec. 31, 2001	For the quarter ended Sept. 30, 2001	For the quarter ended June 30, 2001	For the quarter ended March 31, 2001
Loss on sales of loans	$(10)	$—	$—	$—
Derivative financial instruments and market adjustments	(54)	—	—	(9)
Interest on mortgage assets	10,787	12,590	13,983	18,077
Other income	708	940	1,112	1,171

Total revenue, net of derivative financial instruments and adjustments	11,431	13,530	15,095	19,239
Employee compensation and benefits	1,752	41	34	36
Interest expense	4,437	7,079	8,990	14,249
Office and occupancy expense	127	3	3	3
Premium amortization	4,050	6,934	2,960	2,476
Provision for loan losses	1,705	2,176	779	1,641
Loss on sale of real estate owned	(10)	111	(98)	252
Other operating expenses	12,298	754	942	410
Management Fees	315	553	674	766

Total expenses	24,674	17,651	14,284	19,833

Income before income taxes and the cumulative effect of change in accounting principle	(13,243)	(4,121)	811	(594)
Income tax	2	—	—	—
Cumulative effect of change in accounting principle adoption of SFAS 133	—	—	—	(1,106)

Net income (loss)	(13,245)	(4,121)	811	(1,700)
Net income (loss) per share:
Before cumulative effect of change in accounting principle	(1.66)	(0.52)	0.10	(0.07)
After cumulative effect of change in accounting principle	(1.66)	(0.52)	0.10	(0.21)

Note 14. Rate Lock Commitments to Borrowers and Commitments to Sell Loans

Rate Lock Commitments to Borrowers and Commitments to Sell Loans

        In the ordinary course of business, we have commitments to fund mortgages. We enter into financial commitments with interest rate risks through the origination and sale of mortgage loans. We must manage the potential loss exposure caused by fluctuations in interest rates. These financial instruments include commitments to extend credit (mortgage loan pipeline) and mandatory forward commitments to sell loans. The following is a summary of our pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 2002 and 2001 (dollars in thousands):

	12/31/02	12/31/01
Commitments to originate loans at set interest rate	$714,061	$29,462
Commitments expected to close	408,976	17,677
Forward sales of mortgage backed securities (TBA-MBS)	526,700	—
Mandatory commitments to sell mortgage loans held for sale	224,802	21,041

        For the purposes of hedging our interest rate exposure on commitment to originate loans, we make various assumptions to estimate those mortgage loans which will not close escrow (fallout). The rate of fallout is applied to the total pipeline of mortgage loans to arrive at the net exposure to interest rate changes in the market. The loans expected to be closed are hedged utilizing forward sales of mortgage backed securities and options. Some of these commitments will ultimately be denied by our Company or declined by the borrower, and therefore, the commitment amounts do not necessarily represent future cash requirements.

Note 15. Lease Commitments

        The Company rents certain premises and equipment under non-cancelable operating leases expiring at various dates through the year 2007. Rental expense under such leases is included in general and administrative expenses and totaled $1.7 million in 2002 and $171 thousand in 2001. In previous years rental expense was paid by the Manager (see Note 11 Management Agreement). Future minimum lease payments under these leases as of December 31, 2002, are as follows (dollars in thousands):

Year ending December 31:
2003	$1,899
2004	1,892
2005	1,515
2006	523
2007	273
Thereafter	—

$6,102

Note 16. Subsequent Events

        In mid-2002, the Company's stockholders approved two proposals that permit it to amend its charter documents to terminate its status as a REIT. In February of 2003 the Company notified the Internal Revenue Service of its election to de-REIT, effective for the tax year beginning January 1, 2003.

        Upon termination of its REIT status, the Company was no longer eligible for listing on the New York Stock Exchange. As of January 31, 2003, it moved from the New York Stock Exchange to the American Stock Exchange. Its ticker symbol, INV, remains the same.

Note 17. Income Taxes

Income Taxes

        To date, AmREIT has elected to be taxed as a REIT and complies with REIT provisions of the Internal Revenue Code of 1986 as amended (the "Code") and the corresponding provisions of State law. Accordingly, AmREIT has not been subject to federal or state income tax to the extent of its tax loss carry forward and distributions to stockholders for the year period ended December 31, 2002. As of February 7, 2003, AmREIT notified the Internal Revenue Service of its election to discontinue status as a REIT effective January 1, 2003.

        A summary of income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2002:
Federal	$0	0	0
State and local	1,000	0	1,000

	$1,000	0	1,000

        Income tax expense (benefit) for the years ended December 31, 2002 and 2001 differs from the amounts expected by applying the federal statutory rate of 35% to earnings (loss) before income taxes as shown below:

	Year ended December 31
	2002	2001
Computed "expected" tax benefit	$(2,591,000)	(721,000)
State income taxes	(734,000)	(222,000)
Change in valuation allowance (fed and state)	3,284,000	940,000
Other	42,000	3,000

	$1,000	—

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	2002	2001
Deferred tax assets:
Net Operating Loss carry forward	$5,152,000	940,000
Loss Reserve	623,000	0
Mark to Market Adjustment	148,000	0
Other	26,000	0

Total gross deferred tax assets	5,949,000	940,000
Less valuation allowance	(4,224,000)	(940,000)

Net deferred tax asset	1,725,000	0

Deferred tax liabilities:
Depreciation	194,000	0
FAS 91 Fees	1,531,000

Total gross deferred tax liabilities	1,725,000	0

Net deferred tax asset/liabilities	$0	0

        At December 31, 2002, the Company has established a valuation allowance of $4,224,000 against deferred tax assets as it is not more than likely that these amounts will be realized in the future. In determining the possible future realization of deferred tax assets, management considers future taxable income from the following sources: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

        At December 31, 2002, the Company has net operating loss carry forwards for federal and California income tax purposes of $11,649,000 and $11,153,000, respectively, which are available to offset future federal taxable income, if any, through 2021 and 2011, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
By:	/s/ JOHN M. ROBBINS John M. Robbins Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JOHN M. ROBBINS John M. Robbins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2003
By:	/s/ JAY M. FULLER Jay M. Fuller	Executive Vice President of Production	March 27, 2003
By:	/s/ JUDITH A. BERRY Judith A. Berry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003
By:	/s/ H. JAMES BROWN H. James Brown	Director	March 27, 2003
By:	/s/ KEITH JOHNSON Keith Johnson	Director	March 27, 2003
By:	/s/ RAY MCKEWON Ray McKewon	Director	March 27, 2003
By:	/s/ RICHARD T. PRATT Richard T. Pratt	Director	March 27, 2003
By:	/s/ MARK J. RIEDY, PH.D. Mark J. Riedy, Ph.D.	Director	March 27, 2003
By:	/s/ JOHN ROCCHIO John Rocchio	Director	March 27, 2003

CERTIFICATIONS

I, John M. Robbins, certify that:

1.
I have reviewed this annual report on Form 10-K of American Residential Investment Trust, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ John M. Robbins John M. Robbins Chief Executive Officer

CERTIFICATIONS

I, Judith A. Berry, certify that:

1.
I have reviewed this annual report on Form 10-K of American Residential Investment Trust, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Judith A. Berry Judith A. Berry Chief Financial Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
Exhibit Index
FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT
INDEX TO FINANCIAL STATEMENTS
Report of Independent Accountants
Independent Auditors' Report
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
December 31, 2002
December 31, 2001
American Residential Investment Trust, Inc. and Subsidiaries Consolidated Statements of Operations by Business Segment (in thousands)
SIGNATURES