Form 10-Q
period 2003-03-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2003-05-15
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2003

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

☒   YES          ☐   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,863,437 as of April 16, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited) March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$22,786	$13,640
Cash and cash equivalents – restricted	1,750	1,132
Mortgage loans held for sale, net, pledged, (lower of cost or market)	488,007	390,125
Bond collateral, mortgage loans, net	230,804	259,851
Bond collateral, real estate owned	7,973	9,527
Accounts receivable – mortgage loans sold/funded	4,954	6,205
Derivative financial instruments	(1,126)	(2,307)
Accrued interest receivable	1,573	1,852
Deferred tax asset	6,679	—
Other assets	3,753	2,975
	$767,153	$683,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$477,445	$378,553
Long-term debt, net	206,098	237,456
Accrued interest payable	488	582
Accrued expenses and other liabilities	11,362	6,811
Total liabilities	695,393	623,402

Minority interest	116	113

Stockholders’ Equity:
Preferred stock, par value $.01 per share; 1,000 shares authorized; no shares issued and outstanding		—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,863,437 shares issued and outstanding at March 31, 2003 and 7,880,090 shares issued and outstanding at March 31, 2002	79	79
Additional paid-in-capital	108,762	108,760
Accumulated deficit	(37,197)	(49,354)
Total stockholders’ equity	71,644	59,485
	$767,153	$683,000

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited

(in thousands, except per share data)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002
Revenues
Gain on sales of loans	$20,209	$1,944
Derivative financial instruments and market adjustments	(2,211)	(87)
Interest on mortgage assets, net of premium amortization	9,246	6,920
Other income	215	470
Total revenue, net of derivative financial instruments and adjustments	27,459	9,247

Expenses
Employee compensation and benefits	9,484	2,946
Interest expense	4,213	3,828
Office and occupancy expense	566	363
Provision for loan losses	919	2,103
(Gain) loss on sale of real estate owned, net	(184)	85
Professional Fees	1,405	764
Other operating expenses	3,753	1,060
Total expenses	20,156	11,149

Income (loss) before income taxes	7,303	(1,902)
Income taxes	1,826	5
Income tax benefit from utilization of REIT net operating losses	(6,679)	—
Net income (loss)	12,156	(1,907)

Other comprehensive (loss) income
Unrealized gains on retained interest in securitization, net of tax	—	2
Total comprehensive income (loss)	$12,156	$(1,905)

Net income (loss) per share of common stock basic – March 31, 2003 and 2002 weighted average shares 7,862,869 and 7,918,805 respectively	$1.55	$(0.24)
Net income (loss) per share of common stock diluted – March 31, 2003 and 2002 weighted average shares 7,945,795 and 7,918,805 respectively	$1.53	$(0.24)

See accompanying notes to consolidated financial statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,156	$(1,907)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of mortgage assets premiums	994	3,100
Amortization of CMO capitalized costs	99	158
Provision for loan losses	919	2,103
Decrease on retained interest in securitization	—	85
Loss on sale of real estate owned	811	85
Mortgage loans held for sale, market adjustment	—	449
Proceeds from sale of mortgage loans held for sale	1,982,410	287,204
Mortgage loan originations	(2,080,293)	(370,549)
Decrease in accounts receivable–mortgage loans sold/funded	1,251	335
Decrease (increase) in restricted cash	1,797	(23)
Increase in derivative financial instruments	(1,181)	(4,533)
Decrease in accrued interest receivable	279	224
Increase in deferred tax asset	(6,679)	—
(Increase) in other assets	(778)	(525)
(Decrease) increase in accrued interest payable	(94)	8
Increase in accrued and other expenses	2,137	92
Increase in minority interest	3	3
Net cash used in operating activities	(86,169)	(83,691)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans, net	24,888	45,258
Proceeds from sale of real estate owned	2,989	3,976
Net cash provided by investing activities	27,877	49,234
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(31,456)	(53,406)
Increase (decrease) in net borrowings from short-term debt	98,892	85,279
Stock options exercised	2	—
Purchase treasury stock	—	(199)
Net cash provided by financing activities	67,438	31,674
Net increase (decrease) in cash and cash equivalents	9,146	(2,783)
Cash and cash equivalents at beginning of period	13,640	10,726
Cash and cash equivalents at end of period	22,786	$7,943
Supplemental information–interest paid	$4,202	$3,820

Non-cash transactions:
Transfers from bond collateral, mortgage loans, net to real estate owned	$2,245	$856

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., (“AmRIT” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended March 31, 2003, have been included.  Certain reclassifications may have been made to prior interim period amounts to conform to the current presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

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

During the first half of 1998, AmRIT formed American Residential Holdings Inc. (“Holdings”), through which a portion of the Company’s non-conforming adjustable-rate and fixed-rate, single-family whole loans (collectively, “Mortgage Loans”), acquisition and finance activities are conducted. AmRIT owns all of the preferred stock of Holdings and has a non-voting 95% economic interest in Holdings. Because AmRIT does not have voting control of Holdings, its investment in Holdings was accounted for under the equity method prior to January 1, 2003. Under the equity method, original equity investments in Holdings were recorded at cost and adjusted by AmRIT’s share of earnings or losses and decreased by dividends received. In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Company interprets FIN 46 to require the consolidation  of Holdings rather than accounting for Holdings under the equity method.  Prior period financial statements have been restated to include Holdings as a consolidated entity.

Stock Options

The Company elected to apply APB Opinion No. 25 in accounting for its equity compensation plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan and, accordingly, no compensation cost has been recognized in the financial statements. SFAS 123 requires pro forma disclosures of loss computed as if the fair value based method had been applied for in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion No. 25.

In December 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS 148, Accounting For Stock Based Compensation Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company elected to early adopt for the twelve month period ending December 31, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

The Company does not recognize compensation cost of stock options, but had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows (in thousands except earnings per share):

Three Months Ended (unaudited)	March 31, 2003	March 31, 2002

Net earnings as reported	$12,156	$(1,907)
Deduct: Total stock-based compensation expense determined under fair value based method net of tax effects	(518)	(309)

Pro forma net earnings (loss)	$11,638	$(2,216)
Earnings per share
Basic as reported	$1.55	$(0.24)
Basic pro forma	$1.48	$(0.28)
Diluted as reported	$1.53	$(0.24)
Diluted pro forma	$1.46	$(0.28)

The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company’s experience.

Note 2.  Concentration of Mortgage Loan Sales

Historically, the Company has sold a substantial portion of the mortgage loans it produces to one investor. The Company’s primary consideration in deciding where to sell loans is price.  The Company also considers speed of execution and loan product guidelines.  The Company believes that the majority of loans it sells currently could be sold to a number of investors with little price or execution degradation.

Note 3.  Income (Loss) Per Share

The following table illustrates the computation of basic and diluted loss per share (in thousands, except share and per share data):

	For the Three months ended March 31, 2003	For the Three months ended March 31, 2002
	(in thousands, except share data)
	(unaudited)
Numerator:
Numerator for basic income (loss) per share	$12,156	$(1,907)
Denominator:
Denominator for basic income (loss) per share - weighted average number of common shares outstanding during the period	7,862,869	7,918,805
Denominator for diluted income (loss) per share	7,945,795	7,918,805

Income (loss) per share - basic	$1.55	$(0.24)
Income (loss) per share - diluted	$1.53	$(0.24)

For the three months ended March 31, 2003 and 2002 there were 1,526,227 and 1,134,475 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 4.  Mortgage loans held for sale, net pledged

The AmRIT subsidiary American Mortgage Network, Inc. (“AmNet”) has pledged loans held for sale totaling approximately $482.2 million to secure credit lines (warehouse facilities) from three financial institutions. See Note 8, “Short-Term Debt.” Mortgage loans held for sale at March 31, 2003 consist of loans which have been committed for sale of approximately $259.2 million and loans available for sale at approximately $223.0 million, all of which are carried at the lower of cost or market.

Note 5.  Bond Collateral, Mortgage Loans, net

AmRIT has pledged mortgage loans as collateral in order to secure long-term-debt.  Mortgage loan bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one to four-family residential properties.  All such mortgage loan bond collateral is pledged to secure repayment of the related long-term-debt obligation.  All principal and interest (less servicing and related fees) on this bond collateral is remitted to a trustee and is available for payment on the long-term-debt obligation.  The obligations under the long-term debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT. The components of this bond collateral at March 31, 2003 and December 31, 2002 are summarized as follows (dollars in thousands)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At March 31, 2003
Mortgage loans	$13,027	$56,985	$85,974	$41,382	$29,974	$227,342
Unamortized premium	546	1,297	3,010	1,171	291	6,315
Allowance for loan losses	(138)	(891)	(872)	(474)	(478)	(2,853)
	$13,435	$57,391	$88,112	$42,079	$29,787	$230,804

Weighted average net coupon	9.17%	9.46%	8.97%	8.86%	9.52%	9.16%
Unamortized premiums as a percent of Mortgage loans	4.19%	2.28%	3.50%	2.83%	0.97%	2.78%

At December 31, 2002
Mortgage loans	$15,590	$63,155	$99,214	$45,329	$32,726	$256,014
Unamortized premium	602	1,462	3,481	1,355	409	7,309
Allowance for loan losses	(116)	(1,112)	(771)	(838)	(635)	(3,472)
	$16,076	$63,505	$101,924	$45,846	$32,500	$259,851

Weighted average net coupon	9.17%	9.50%	8.99%	8.86%	9.71%	9.20%
Unamortized premiums as a percent of Mortgage loans	3.86%	2.31%	3.51%	2.99%	1.25%	2.85%

The Company maintains an allowance for losses on mortgage loan bond collateral at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

Note 6.  Derivative Financial Instruments

The following is a summary of AmNet’s forward sales of mortgage backed securities (MBS) and options on mortgage backed securities (dollars in thousands)(unaudited):

Security	Notional Amount	Derivative	Short Long	Expiration
FNMA 15 – Year MBS	$254,000	TBA	Short	May 19, 2003 – June 17, 2003
FNMA 30 – Year MBS	$511,500	TBA	Short	April 14, 2003 – June 12, 2003
GNMA 30 – Year MBS	$91,000	TBA	Short	May 21, 2003 – June 19, 2003
FNMA 30 – Options	$135,000	Puts	Long	April 14, 2003 – June 12, 2003
GNMA 30 – Options	$15,000	Puts	Long	April 23, 2003

These derivatives are accounted for as trading securities in the accompanying consolidated financial statements. The decrease in fair market value of derivative financial instruments is included in the Consolidated Statements of Operations and Comprehensive Loss.

The short and long positions noted in the schedule above represent forward sales or options to purchase or sell the underlying security.  Generally, long positions gain in value as market interest rates increase and short positions gain in value as market interest rates decrease.

The value of the mortgage loans that AmNet originates is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when AmNet has committed to funding the loan and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when AmNet commits to sell or sells the loans to third-party purchasers. These loans are collectively referred to as the loan pipeline. AmNet uses derivative instruments, or “hedges” to mitigate the adverse impact interest rate fluctuations can have on the value of the loan pipeline. AmNet purchases derivative instruments in order to try and protect profit margins on locked loans and closed loans before they are committed for sale. Protection is needed as a result of changes in interest rates from the point loan lock is made until the loan is committed for sale. The derivative instruments used are forward commitments on mortgage backed securities (“TBA”) and options to purchase or sell mortgage backed securities. Changes in the price of these derivative instruments closely relate to changes in the sale price of loans held for sale. The Company cannot assure however, that AmNet’s use of derivative securities will offset the risk of changes in interest rates. In certain instances it may even increase this risk. See

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 2003 AmNet had committed for sale to specific investors approximately $259.2 Million in mortgage loans and had $223.0 million in funded loans that had not yet been committed for sale or sold.  These mortgages loans are for single family residences collateralized by first trust deeds.

In the Company’s mortgage banking business determinations of fair market value (“FMV”) are made for hedging instruments (derivatives), its pipeline and loans in which held for sale (lower of cost or market) are made based on consistently applied methods accepted within the regulatory climate in which the Company operates. Hedging instruments are marked to market according to similar or identical financial instruments available in the market place at the time of the mark. The loan pipeline mark is determined by recording market prices available for loan sales and deriving a value for those loans, less a factor for loans which will not close (loan fallout) based on Company's history of loan fallout. By accounting rules, the Company is not allowed to recognize any revenue from loan sales until a true sale has taken place. However if these loans are stated at a value less than could be obtained by sale in the marketplace, the lower value must be used. The Company adheres to this method of book valuation.

Note 7.  Bond Collateral, Real Estate Owned

The Company owned 134 properties and 148 properties as of March 31, 2003 and December 31, 2002, respectively.  Upon transfer of  loans to real estate owned (as a result of default or foreclosure), the Company records a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal.  As of March 31, 2003 and December 31, 2002, real estate owned totaled approximately $7.9 million and $9.5 million, respectively (including loss reserves).

Note 8.  Short-Term Debt

As of March 31, 2003, short-term debt consisted of revolving credit lines (warehouse facilities) used to fund the Company’s lending activities. As of March 31, 2003, mortgage loans held for sale were pledged as collateral for the warehouse facilities. The warehouse facilities consist of borrowings of $474.4 million with financial institutions for a maximum amount of borrowing capacity of $960 million as of March 31, 2003, with outstanding amounts maturing on various dates within one year secured by mortgage loans held for sale, generally bearing interest at LIBOR plus spread (2.75% per annum at March 31, 2003). The weighted-average interest rate was 2.73% per annum for the first quarter of 2003 and the facility fee was 0.25% per annum on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of the Company. The Company is in compliance with these covenants at March 31, 2003.

In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bears interest at 12% and matured in December 2002, with provisions for extension of two additional one-year periods at the Company’s option. The Company extended the loan for one year. The Subordinated Loan Agreement contains a number of covenants, including covenants based on tangible net worth, cash flows, net income and liquidity of the Company. As of March 31, 2003, there was $3 million in borrowings on the Subordinated Loan Agreement.  The Company is in compliance with these covenants at March 31, 2003.

Note 9.  Long-Term Debt, Net

The components of the long-term-debt at March 31, 2003 and December 31, 2002, along with selected other information are summarized below (dollars in thousands)(unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Long-Term Debt
At March 31, 2003
Long-term debt	$12,794	$51,023	$80,339	$32,220	$30,440	$206,816
Capitalized costs on long-term debt	(49)	(5)	(389)	(275)	—	(718)
Total long-term debt	$12,745	$51,018	$79,950	$31,945	$30,440	$206,098

Weighted average financing rates	2.11%	1.51%	3.11%	2.04%	2.39%	2.38%

At December 31, 2002
Long-term debt	$15,520	$58,369	$94,411	$36,855	$33,116	$238,271
Capitalized costs on long-term debt	(59)	(5)	(447)	(304)	—	(815)
Total long-term debt	$15,461	$58,364	$93,964	$36,551	$33,116	$237,456

Weighted average financing rates	2.04%	1.55%	3.10%	1.73%	2.44%	2.35%

Note 10. Stock Option Plans

As of March 31, 2003, shares of common stock were reserved for issuance under the Company’s option plans as follows (unaudited):

	1997 Stock Incentive Plan	1997 Stock Option Plan	1997 Employee Stock Purchase Plan	1997 Outside Director Stock Option Plan	Total

Total Options Authorized at 1/1/2003	315,200	1,474,800	20,000	210,000	2,020,000
Total Options Issued	284,800	1,152,800		172,500	1,610,100
Options Reserved for Issuance	30,400	322,000	20,000	37,500	409,900

Stock option activity during the periods presented is as follows (unaudited):

	Number of Options	Weighted-Average Exercise Price

Balance at December 31, 2002	1,244,600	$9.01
Granted	389,000	4.08
Forfeited	(23,500)	(3.17)

Balance at March 31, 2003	1,610,100	7.90

At March 31, 2003, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.88 years. The weighted average exercise price of exercisable outstanding options was $7.90.  At March 31, 2003, 1,112,091 of the outstanding options were exercisable.

The per share weighted-average fair value of stock options granted between January 1 and March 31, 2003 was $1.33 on the dates of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions (unaudited):

March 31 2003

Expected dividend yield	0.00%
Risk-free interest rate	2.78%
Expected volatility	31.50%
Expected life (years)	5

Note 11.  Commitments and Contingencies

The Company has used, and will continue to use, Forward Loan Sale Commitments  to help mitigate the loan pipeline exposure ($746 million at March 31, 2003) to market interest rate fluctuations (See Management’s Discussion and Analysis of

Financial Condition and Results of Operations – Mortgage Banking Business).  These commitments provide that the Company agrees to sell an established volume of mortgage loans to a particular institution at a fixed price.  An established time frame, or settlement date is also agreed upon. The Company could incur a loss if the loan volume committed for sale is not delivered.

Note 12.  Business Segments

The Company reports its financial results in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business. The Mortgage Banking Business originates home mortgage loans through a network of mortgage loan brokers.  These mortgage loans are subsequently sold to financial institutions. The Mortgage Asset Portfolio Business segment manages a portfolio of mortgage loans pledged as collateral for long-term debt.

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

The table below reflects the first quarter statement of operations activity by segment.

American Residential Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations by Business Segment, unaudited
(in thousands)

	For the Three Months Ended March 31, 2003 Mortgage Banking	For the Three Months Ended March 31, 2003 Mortgage Asset Portfolio	For the Three Months Ended March 31, 2003 Combined Segments
Revenues
Gain on sales of loans	$20,209	$—	$20,209
Derivative financial instruments and market adjustments
Derivative financial instruments - forward commitments and options	(52)	—	(52)
Market adjustment on interest rate lock commitments	(2,159)	—	(2,159)
Total derivative financial instruments and market adjustments	(2,211)	—	(2,211)
Interest on mortgage assets, net of premium amortization	5,902	3,344	9,246
Other income	17	198	215
Total revenue	23,917	3,542	27,459

Expenses
Employee compensation and benefits	9,145	339	9,484
Interest expense	2,674	1,539	4,213
Office and occupancy expense	566	—	566
Provision for loan losses	—	919	919
Loss on sale of real estate owned, net	—	(184)	(184)
Professional fees	1,090	316	1,405
Other operating expenses	3,495	258	3,753
Total expenses	16,970	3,186	20,156

Income before income taxes	6,947	356	7,303
Income taxes	1,826	—	1,826
Income tax benefit from utilization of REIT net operating losses	(6,679)	—	6,679
Net income	$11,800	$356	$12,156

An income tax benefit from utilization of REIT net operating losses is expected for 2003 due to the taxable income generated by the mortgage banking business, and accordingly this benefit is attributable to the mortgage banking segment.

	For the Three Months Ended March 31, 2002 Mortgage Banking	For the Three Months Ended March 31, 2002 Mortgage Asset Portfolio	For the Three Months Ended March 31, 2002 Combined Segments
Revenues
	$1,944	$—	$1,944
Derivative financial instruments and market adjustments
Derivative financial instruments - Treasury futures	648	—	648
Market adjustment on interest rate lock commitments	(735)	—	(735)
Total derivative financial instruments and market adjustments	(87)	—	(87)
Interest on mortgage assets, net of premium amortization	1,461	5,459	6,920
Other income	4	466	470
Total revenue	3,322	5,925	9,247

Expenses
Employee compensation and benefits	2,929	17	2,946
Interest expense	695	3,133	3,828
Office and occupancy expense	363	—	363
Provision for loan losses	—	2,103	2,103
Loss on sale of real estate owned, net	—	85	85
Professional fees	448	316	764
Other operating expenses	865	195	1,060
Total expenses	5,300	5,849	11,149

Income before income taxes	(1,978)	76	(1,902)
Income taxes	—	5	5
Net income	$(1,978)	$71	$(1,907)

For the purpose of internal management reporting, the Company records inter-segment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting.  Inter-segment assets and liabilities eliminated for consolidation purposes were $35.9 million for the three month period ending March 31, 2003.

Note 13.  Subsequent Events

Subsequent to the period ending March 31, 2003, the Company secured additional warehouse line capacity of $200 million from UBS Warburg. The UBS Warburg additional capacity is to expire July 1, 2003.  As of the filing date of this report, the Company has $1.16 billion of warehouse loan capacity.

Note 14.  Income Taxes

During 1997, the Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  As a result of this election, the Company was not, with certain exceptions, taxed at the corporate level on the net income distributed to the Company’s shareholders.  On July 19, 2002, the shareholders of the Company approved two proposals that allowed the conversion of the Company from a REIT to a fully taxable entity, effective January 1, 2003.  On February 7, 2003, the Company filed a notice with the Internal Revenue Service of its decision to de-REIT, effective beginning January 1, 2003.  As a result of the  conversion to fully taxable status, an income tax benefit and related deferred tax asset of $6.7 million was recorded in January 2003.  The deferred tax asset will be reduced by realization of income tax provisions over time.  As a result of the above, the income tax expense recorded for the first quarter of 2003 was $1.8 million and the Company's effective tax rate was 25%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward looking statements.  Such forward looking statements include those regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Such statements use the words “expect,” “will,” “may,” “anticipate,” “goal,” “intend,” “seek,” “believe,” “plan,” “strategy” and derivatives of such words.  Forward looking statements in this report include those statements regarding:

•              our expectations surrounding the total size of the loan origination market, our ability to maintain average monthly loan fundings in a potentially declining market and our loan origination volume;

•              our expectation of maintaining quarter-over-quarter profitability in the Mortgage Banking Business;

•              our expectations surrounding our cash requirements, expenses, cash flow from operations, the sufficiency of our capital base, the sufficiency of our cash reserves and our sources of liquidity, including our intention to increase the size of our warehouse lending facilities and the factors we expect to affect our ability to do so;

•              the expected adequacy of our various reserves;

•              AmNet’s intention to expand operations in 2003 and the expected costs of doing so;

•              AmNet’s intent to continue to try and hedge against market fluctuations in interest rates, the instruments AmNet intends to use and the expected inverse relationship of gains on hedging to margins on loan sales;

•              our expectation of selling loans on a service-released basis within approximately 30 days from origination;

•              the expected correlation of our success to loan origination volume;

•              AmNet’s belief it will continue to qualify for correspondent lending programs and its ability to find alternative buyers for loans it originates;

•              the expected concentration of AmNet’s loans in California;

•              our expectation interest rates may rise and the anticipated effect on various aspects of our business from changes in interest rates, including increased per loan costs of loan generation;

•              our beliefs regarding future prepayment rates and their effect and anticipated prepayment penalties;

•              our expectation revenues and cash flow from our Mortgage Asset Portfolio Business will continue to decline;

•              our expected effective tax rates;

•              who we anticipate will be our competitors;

•              an expected increase in the level of our general and administrative expenses, including directors’ and professional fees;

•              the anticipated impact of changes in laws;

•              the expected affect of seasonality on our business;

•              our intent to hold mortgage loan bond collateral to maturity; and

•              our expected increasing reliance on information technology systems and the necessity of developing and upgrading such systems.

These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statements. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, general economic conditions, the world political climate, unexpected expense increases, overall interest rates, volatility in interest rates, the shape of the yield curve, reductions in the value of retained interests in securitizations, our ability to successfully grow AmNet, the ability to obtain the financing necessary to fund AmNet, changes in accounting rules or their application, changes in the margins gained on sale of originated loans, changes in the demand of mortgage brokers for AmNet’s loan products and services or of loan purchasers for originated loans, the availability of capital and our ability to qualify for such capital, increases in prepayment rates and default rates, the effect of terminating our status as a REIT, changes in the requirements of correspondent loan programs or our ability to meet such requirements and changes in AmNet’s and our anticipated cash requirements. Other risk factors that could cause actual results to differ materially are set forth in this item under the heading “Business Risk Factors.”

Introduction

Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to fundamentally shift the strategic direction of the Company to mortgage banking. We began implementation in 2001 by forming American Mortgage Network, Inc. (“AmNet”), a wholly owned subsidiary, to engage in mortgage banking activities. AmNet originates mortgage loans to prime credit quality borrowers secured by first trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (35.3% of loans originated in the first quarter of 2003). We sell the loans that we originate to institutional purchasers on a servicing—released basis.

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

•                                          Gain on loan sales. We sell the whole loans that we originate to institutional purchasers, on a servicing released basis for cash. We record the difference between the sale price of loans that we have sold and our cost to originate the sold loans as gain on loan sales revenue. We recognize revenue at the time that we complete the loan sale, which is generally when we receive loan sale proceeds from the purchaser.  Gain on loan sales also includes fees we charge for loan origination such as, underwriting fees, loan document preparation fees and wiring fees.

We continue to generate revenue from our Mortgage Asset Portfolio Business, although we expect that revenues from this segment of our business will continue to decline. We generate revenue on the interest we receive on the mortgage loans we hold for investment. Our primary expense is the interest we pay on borrowings used to fund our mortgage loan portfolio.

Our mortgage banking operations grew significantly in 2002 and represented 43.6% of our 2002 revenue and 84.1% of first quarter 2003 revenue. At the same time, the Mortgage Asset Portfolio Business has significantly declined as mortgage loans in our portfolio have prepaid over time and have not been replenished.

As a result of the change in focus of our Company’s strategic direction and the decision to emphasize taxable operating activities and retain earnings for growth, our shareholders, based upon a recommendation from our Board of Directors, approved two proposals that permit us to amend our charter documents to terminate our status as a REIT. In February of 2003 we notified the Internal Revenue Service of our decision to de-REIT, effective for the tax year beginning January 1, 2003.  As a REIT, we generally did not pay federal taxes at the corporate level on income we distributed to stockholders. We have not distributed income to our stockholders since January of 2001.

Effective January 1, 2003, we became an income tax paying entity and that electing to de-REIT, and as such we must recognize deferred tax assets that are largely a result of previous net operating losses and that provide a reduction in our effective income tax rate for 2003.  Our effective income tax rate for 2003 will be approximately 25%.

Upon termination of our REIT status, we were no longer eligible for listing on the New York Stock Exchange. As of January 31, 2003, we moved from the New York Stock Exchange to the American Stock Exchange. Our ticker symbol, INV, remains the same.

Mortgage Banking Business

Summary

AmNet originates mortgage loans referred by mortgage brokers for subsequent sale on a servicing released basis to large investors.

AmNet utilizes a dedicated sales force to offer loan products to approved wholesale mortgage brokers, who refer their client’s loans to us for underwriting and funding. Loans meeting our underwriting criteria are approved and funded at our regional underwriting loan centers. Our headquarters office performs various functions through multiple departments including establishment of policy, risk management, secondary marketing, finance, accounting, administration, human resources, and information technology.

We funded $2.1 billion in home loans during the three month period ending March 31, 2003. For the twelve month period ending December 31, 2002, we funded $4.2 billion in home loans. As of  March 31, 2003, we had 398 loan production and loan operations employees. As of March 31, 2003, we operated fifteen regional centers and three satellite centers around the continental United States of America.

We borrow funds under our credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing released basis. As of May 1, 2003 we have three warehouse facilities that enable us to borrow up to an aggregate of $1.16 billion. We are allowed to borrow from 98% to 99% of par balance, and must comply with various lender covenants restricting, among other things, the absolute level of leverage and minimum levels of cash reserves. We expect to increase our warehouse borrowing facilities to enable increased loan production. (See Note 12 “Subsequent Events” to financial statements).

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

Our accounting policies relating to the basic procedures listed below have not changed in the three month period ending March 31, 2003:

•  Provision for loan losses

•  Derivative financial instruments

•  Premium amortization on bond collateral, mortgage loans

•  Gain on sale of loans

•  Income taxes

Please refer to the Company Form 10-K for the one-year period ending December 31, 2002, for a detailed discussion of these procedures except income taxes, which is discussed in this report (See notes to financial statements - Note 14 "Income Taxes").

Results of Operations

Three Month Results

Mortgage Banking Business

Gain on the sale of loans for the three-month period ending March 31, 2003, amounted to $20.2 million. For the comparable period ending March 31, 2002, there was a $1.9 million gain on the sale of loans. AmNet’s increase in net gains on the sale of loans is the result of the increase in its loan production volume. For the three month period ending March 31, 2003 and March 31, 2002, AmNet recorded loan sales volume of $2.0 billion and $287 million respectively. Gains on the sale of loans were offset by a loss on the Company’s derivative financial instruments totaling $2.2 million and $86.8 thousand for the same periods, respectively.

For the three months ending March 31, 2003, AmNet’s gain on sale of loans of $20.2 million is a combination of various account categories.  This represents an $ 18.3 million increase over the same period ending March 31, 2002.  Loan premiums of approximately $45.7 million represent the price at which AmNet sells the loans to investors in excess of the principal balance of loans sold. Fee income of approximately $5.8 million represents various charges to brokers for services rendered, which are deferred and recognized as part of the gain on the sales of the loans. Gross gain and fee income are offset by capitalized (deferred) loan acquisition costs. The largest deferred cost associated with loan production is broker fees and yield spread premiums totaling approximately $25.0 million. Other deferred costs include (i) deferred origination costs, which are recognized at the time of loan sale, of approximately $2.5 million and (ii) loan premiums repaid to investors (“premium recapture”) and loan loss reserve costs aggregating approximately $1.5 million. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale.  Gain on the sale of loans of $20.2 million for the three-month period ending March 31, 2003 represents approximately 102 basis points (1.02%) on loan sales of $2.0 billion.  For the same period ending March 31, 2002, gain on the sale of loans was $1.9 million which represented approximately 68 basis points (0.68%) on loan sales of $287 million.

During the first three months of 2003, AmNet incurred net losses on its derivative financial instruments totaling $2.2 million.  For the same period ending March 31, 2002 net losses on derivative financial instruments totaled $87 thousand.  Derivative financial instruments are purchased to offset any loss from market interest rate movement which adversely affects gain on loan sales. During the first quarter of 2003, AmNet used forward sales of mortgage backed securities (TBA-MBS) as its primary hedging vehicle. During 2002, AmNet used treasury futures and options on treasury futures as prime hedging vehicles.  Due to declines in yields on mortgages during first quarter of 2003, AmNet recorded net losses on derivative financial instruments, but we expect offsetting higher gains on the sale of loans. In the first quarter of 2002, AmNet recorded net gains on derivative financial instruments but these gains were offset by lower than expected gains on the sale of loans.

AmNet recorded interest income of $5.9 million for the three months ended March 31, 2003 and $1.5 million for the same period ending March 31, 2002. AmNet earns interest on a loan from the date the loan is funded until final disposition. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent AmNet funds loans with borrowings under its warehouse facilities, it records interest expense based on the same factors. Interest expense for the period was $2.7 million. The resulting net interest income earned on loan inventories was $3.2 million, representing 16 basis points (0.16%) on 2003 loan production of $2.1 billion.

Expenses incurred in the Mortgage Banking Business consist of employee compensation and benefits, office and occupancy expense and other operating expenses (in aggregate referred to as Operating Expenses). For the  three month period ending March 31, 2003, Operating Expenses totaled $17.0 million. For the comparable period ending March 31, 2002, there was approximately $5.3 million of expenses incurred. The increase was due to the establishment/expansion and ongoing overhead of AmNet’s mortgage banking operations, which are comprised of regional loan production offices and headquarter operations. For the three months ended March 31, 2003, estimated variable expenses were approximately $6.0 million which were approximately 29 basis points (0.29%) on $2.1 billion in funded loans. Operating Expenses that were not directly variable totaled $11.0 million, or approximately 53 basis points (0.53%) on $2.1 billion in funded loans for the first quarter of 2003.

Interest rate movements are difficult to predict but it is recognized that interest rates on residential mortgages were continuing from 2002 to be historically low throughout the first quarter of 2003. While rates have continued to remain at historical lows in 2003, rates are expected to increase  in the second half of 2003 and we expect that the total number of home purchase and refinancing transactions to decline, causing a significant overall contraction of the loan origination market. Our financial projections for 2003 assume a significant contraction in the size of the market by the fourth quarter of 2003, and total funded loan volume of $8.0 to $9.5 billion. During the first quarter of 2003, we generated an average monthly funded loan volume of $693 million. For the same period ending March 31, 2002 we generated an average monthly funded loan value of $123 million. Despite an assumed mortgage market contraction, we do not expect our monthly loan fundings to decline at a greater rate than the market in 2003 due to initiatives to increase sales coverage and broker penetration in existing markets and planned expansion into new markets. However, in formulating our financial projections and above noted earnings guidance, we do anticipate higher costs per loan and lower per loan revenues as a direct consequence of the expected market contraction. We expect continued quarterly profitability in our mortgage banking business.

There is a degree of seasonality to our business.  Summer and fall seasons are typically stronger home buying months than other parts of the year.  We may expect greater loan volume as a result of this seasonality.

Mortgage Asset Portfolio Business

For the first quarters ended March 31, 2003 and 2002, we generated net income of approximately $338 thousand and  $72 thousand, respectively.  Although this is an increase in net income for 2003, all revenue and expense categories declined as a result of a decline of our mortgage asset portfolio from $397.1 million at March 31, 2002 to $230.8 million at March 31, 2003. Our decision to avoid portfolio acquisitions from 2000 to date has resulted in a continued decline in the size of Bond Collateral Mortgage Loan portfolio. This decline resulted in a decrease in net interest income from $5.4 million for the three month period ending March 31, 2002 to $2.8 million for the three month period ending March 31, 2003.

Net interest spread is the primary source of revenue in this segment of our business. The weighted average interest rate we receive from our bond collateral was 9.2% at March 31, 2003 and was 9.47% at March 31, 2002, while the weighted average interest rate we paid was 2.4% and 2.69% for the same periods, respectively. The difference is our gross interest spread earnings on the mortgage asset portfolio. As our portfolio balances continue to decline, we find that a key expense item continues to be premium amortization and credit losses. Our portfolio has been declining in size rapidly as a result of borrowers refinancing their mortgages which necessitates writing off our premium at accelerated rates. Credit losses on collateral are not decreasing in proportion to the decline in our portfolio balances. Less credit worthy borrowers have difficulty procuring refinancing terms while those more credit worthy are able to find lower interest rates available and opt to payoff their loans before they are due (prepayment). Therefore with less credit worthy borrowers remaining in our portfolio assets, events of default occur more frequently and necessitate a higher proportion of credit reserves.

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

During the first quarter of 2003, other income decreased approximately $268 thousand over the three month period  ended March 31, 2002 from $466 thousand to $198 thousand, primarily due to a decrease of approximately $274 thousand in prepayment penalty income.

For the three month period ended March 31, 2003, total expenses decreased approximately $4.7 million (from $8.9 million to $4.2 million) over the three month period ended March 31, 2002. During 2003, our Company incurred decreases in all of the major expense categories for this segment of our business as a result of the decrease of $166 million in bond collateral. The primary decreases included the following: interest expense decreased approximately $1.6 million; premium amortization decreased by approximately $2.1 million, and provision for loan losses decreased by approximately $1.2 million

During 1997, the Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  As a result of this election, the Company was not, with certain exceptions, taxed at the corporate level on the net income distributed to the Company’s shareholders.  At our 2002 shareholders meeting, the shareholders of the Company approved two proposals that allowed the conversion of the Company from a REIT to a fully taxable entity, effective January 1, 2003.  On February 7, 2003, the Company filed a notice with the Internal Revenue Service of our decision to de-REIT, effective beginning January 1, 2003.  As a result of the conversion to fully taxable status, an income tax benefit and related deferred tax asset of $6.7 million was recorded in January 2003.  As a result of the above, the income tax expense recorded for the first quarter of 2003 was $1.8 million and our effective tax rate was 25%.

 Liquidity and Capital Resources

General

Our current sources of liquidity primarily consist of the following:

•                                          borrowings under our warehouse and other credit facilities;

•                                          revenues generated by our mortgage banking operating activities including interest, branch fees and loan sale proceeds; and

•                                          excess interest spread and over collateralization “step down” payments related to the mortgage asset portfolio business, net of repayments to servicers for past principal and interest advances on completed real estate owned dispositions.

Our primary cash requirements include:

•                                          funding our mortgage loan originations;

•                                          interest expense under our warehouse facilities;

•                                          operating expenses, including commissions;

•                                          repayment of our borrowings; and

•                                          maintaining “restricted cash” accounts, which include amounts required to be held by certain of our warehouse lenders that may not be used in our operations, as well as amounts held in escrow for third parties.

As our mortgage banking operations have grown and our mortgage asset portfolio has declined, our cash flow from mortgage asset portfolio investment activities has continued to decline in amounts and materiality.

Cash Generated By and Used In Our Operations

During the three month period  ended March 31, 2003, on a consolidated basis we generated a net positive cash flow of $9.1 million. This net positive number can be better understood by explaining the major components:

Mortgage Banking Business:

•                                          Cash reserves utilized to fund loan inventories and maintain cash collateral accounts in our Mortgage Banking Business were approximately $6.4 million.

Our warehouse line lending agreements allow us to borrow from 98% to 99% of par for each mortgage loan.  These agreements contain restrictive covenants.  As of March 31, 2003, we are in compliance with all covenants associated with these agreements. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded with equity capital. We typically have cash invested totaling between 2% to 4% of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Should we increase the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, the cash reserves necessary to carry loan inventories will increase in direct proportion to the inventory held.

•                                          Cash receipts in excess of cash expenditures in the Mortgage Banking Business were approximately $9.5 million for the first quarter of 2003.

Our financial condition can be affected by turmoil in world markets, which could directly impact domestic liquidity. As stated earlier, we intend to renew existing financing facilities and seek new financing sources as the need arises. There can be no assurance that we will be able to secure new short or long-term financing or that financing will be available on favorable terms.

We anticipate our liquidity will be predominantly impacted by our Mortgage Banking Business. Specifically, we expect to continue to originate $500 million to $1 billion per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. Furthermore, we anticipate greater general and administrative costs associated with the operations of our Mortgage Banking Business. We intend to use cash reserves, borrowings under the warehouse facilities and the Subordinated Debt Facility and cash flow generated by the mortgage asset portfolio, as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations. We are therefore dependent on significant and increasing levels of warehouse financing to help execute our mortgage banking strategy. Furthermore, we must originate a certain minimum level of loans to remain profitable. See Business Risk Factors.

Mortgage Asset Portfolio Business:

•                                          Net cash flow from our mortgage asset portfolio was negative at approximately $367 thousand for the first quarter of 2003.

The Mortgage Asset Portfolio business generates cash from interest and principal received from bond collateral and proceeds from the sale of real estate owned bond collateral. The bond trustees (master servicer) offset this cash by paying interest and principal to bondholders, paying servicer and trustee fees, bond insurance premiums and reimbursing servicers for any advances made on real estate owned dispositions. Any excess cash flow is remitted to us from the bond trustees on a monthly basis. There are various factors that affect this flow, such as market interest rate changes. Additionally, our bond agreement provisions specify the requirements for over collateralization accounts. If overcollateralization accounts are deficient, this can restrict our receipt of excess cash flow and be used instead by the bond trustee to pay down long term debt (as was the case in the first quarter of 2003).

Cash flow from the mortgage asset portfolio is expected to decline in 2003 due to a decline in the size of the portfolio and potential increases in overcollateralization accounts.

•                                          Administrative expenditures for our Mortgage Asset Portfolio Business aggregated approximately $913 thousand.

Administrative expenses allocated to our Mortgage Asset Portfolio Business included portfolio management payroll allocations of approximately $340 thousand, general legal expenses of approximately $235 thousand, professional and consulting fees of approximately $68 thousand, director fees of $34 thousand, stock exchange fees of $65 thousand and liability insurance of approximately $83 thousand. Stock exchange fees relate to our change from the New York Stock Exchange to the American Stock Exchange. We do expect director fees and general legal and professional expenses to increase due to the implementation of various new corporate governance measures required by the Sarbanes-Oxley Act of 2002.

Business Risk Factors

Risks Associated with Changing Our Business Strategy

We Have a Limited Operating History in the Mortgage Origination Industry, Which Makes it Difficult to Evaluate Our Current Business Performance and Future Prospects

Our Company was formed in 1997 and operated as a mortgage REIT (mortgage portfolio investment) until the fourth quarter of 2001, at which time we began originating and selling mortgages (mortgage banking). As a result, comparisons between financial performance in current quarters and past quarters may not be helpful in evaluating our current performance or our future prospects.  We must originate increasing amounts of mortgages in the future to grow our business. While our executive officers have extensive mortgage origination and mortgage banking experience, and have hired experienced personnel in our mortgage banking subsidiary, there are a significant number of risks and uncertainties inherent in the mortgage origination industry, especially in light of our limited relevant operating history relative to our mortgage banking activities.

We Expect Our Operating Expenses to Increase, which May Adversely Affect Our Results of Operations

We had net income of approximately $12.2 million for the three month period ending March 31, 2003 which included a one-time income tax benefit of $6.7 million. We expect to incur additional costs and expenses related to the expansion of our sales force and the opening of new regional underwriting centers, as well as the expansion of our management team and establishment of the internal infrastructure necessary to support the growth of our mortgage banking business. If these expenses do not generate adequate revenues, our financial performance will suffer. In addition, these expenses will require the use of cash, which will reduce our ability to fund loans until such time as we generate additional revenues. See “Risks Associated with Our Mortgage Banking Business — Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations.”

We May Not Be Able to Effectively Manage the Growth of Our Business

Recently, we have experienced rapid growth. In the beginning of 2001, we had approximately 20 employees. As of March 31, 2003, we had approximately 398 employees. Many of these employees have very limited experience with us and a limited understanding of our systems. Many of our financial, operational and managerial systems were designed for a small business and have only recently been adopted or replaced to support larger scale operations. At the same time, we will need to continue to upgrade and expand our financial, technological, operational and managerial systems and policies and procedures. If we fail to manage our growth effectively, our expenses could increase and management’s time and attention could be diverted. If we do not succeed in these efforts, we will be unable to effectively grow and manage the business, and our financial results could be negatively affected.

Risks Associated with Our Mortgage Banking Business

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

As of March 31, 2003 we had warehouse borrowing facilities in place totaling $960 million. In April of 2003, we obtained an additional $200 million in warehouse borrowing facilities. In order to continue to increase loan origination volumes, we must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to expand our current warehouse facilities with JP Morgan/Chase, UBS Warburg and Countrywide Warehouse Lending; however, there can be no assurances that we will expand our current warehouse facilities or obtain additional warehouse facilities. Failure to obtain additional facilities would limit our potential for growth and may adversely affect our financial results. Among the factors that will affect our ability to expand our warehouse line borrowings are financial market conditions and the value and performance of our company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under one agreement, the lenders under our other agreements could also declare a default. Any default under our credit facilities would have an adverse effect on our financial results.

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

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our business financial condition, liquidity and results of operations. As of the date of filing this report, we are in compliance with all restrictions and covenants contained in our warehouse borrowing facilities.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Sustain Profitable Operations

We made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support the loan origination business. At March 31, 2003, lease commitments for headquarter and regional offices totaled approximately 111,500 square feet. There were 398 salaried and hourly employees. In order to achieve profitability, our monthly originations must be in the $450 million to $500 million range, such that the expected revenues associated with this loan production exceed fixed and variable overhead costs. Since our revenues are tied directly to the level of loan production, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted, precluding us from fully implementing our mortgage banking strategies.

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

Volatility in Interest Rates May Adversely Affect Our Results of Operations and Our Financial Position

Our primary source of revenue is gains on sales of loans, net of gains or losses on derivative financial instruments. We set rates and pay broker premiums for loans we fund based on a pricing process designed to create a targeted profit margin on each loan. Appropriately pricing these loans can be complex, and we may not always successfully price our loans with adequate margin to compensate us for the risk of interest rate volatility.

The value of the mortgage loans that we originate is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when we have committed to funding the loan and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when we commit to sell or sell the loans to third-party purchasers. These loans are collectively referred to as our loan pipeline. To manage the interest rate risk of our pipeline, we continuously project the percentage of the pipeline loans we expect to close. Because projecting a percentage of pipeline loans that will close is especially difficult during periods of volatile interest rates, we cannot assure that our projections will be accurate. On the basis of such projections, we use forward sale of mortgage loan securities (TBA-MBS), which are classified as derivative instruments. These “hedges” are designed to mitigate the adverse impact interest rate fluctuations on the value of the loan pipeline. Our use of hedges is driven by our estimates as to the percentage of loans that will close, and therefore we cannot assure you that our use of derivative securities will offset the risk of changes in interest rates.

If interest rates make an unanticipated change, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. We may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of derivative securities, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise, we have and may in the future adjust hedge positions or mandatory sales commitments at a significant cost, adversely affecting our results of operations. This risk is greater during times of volatile interest rates.

Our Hedging Strategies May Not Be Successful in Mitigating Our Risks Associated With Interest Rate Changes

We use forward sale of mortgage loan securities (TBA-MBS), which are classified as derivative financial instruments, to provide a level of protection against interest rate risks. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of our pipeline of rate lock commitments and loans not yet committed for sale. We cannot assure you, however, that our use of derivatives will offset all of our risk related to changes in interest rates. There have been periods, and it likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the desired effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. If we poorly design strategies or improperly execute transactions we could actually increase our exposure to interest rate risk and potential losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Capital Shortages Could Impede the Ability to Execute Our Mortgage Banking Strategy

Our mortgage banking activities require a significant level of cash reserves and capital to support loan inventories and overhead exposure. Additionally, while we utilize warehouse credit facilities to fund our loan origination activity, we must invest cash equity in our loan inventories approximating 1% to 4% of the cost basis for these loans. We also maintain derivative financial instruments, potentially requiring cash payments as those instruments mature. While we believe our capital base, cash reserves and cash revenues from our mortgage asset portfolio business and mortgage banking revenues will be sufficient to cover overhead expenses, there can be no assurances that capital shortages will not occur, requiring us to raise additional debt or equity capital or decrease or cease our origination activities.

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

Our failure to comply with these laws can lead to the following consequences, any of which could have an adverse effect on our ability to operate our business and our financial results:

•                                          civil and criminal liability;

•                                          loss of approved status within certain states;

•                                          demands for indemnification or loan repurchases from purchasers of our loans;

•                                          class action lawsuits;

•                                          assignee liability, which may make our loans unsaleable; and

•                                          administrative enforcement actions.

The Increasing Number of State and Local “Anti-predatory Lending” Laws May Restrict Our Ability to Originate or Increase Our Risk of Liability With Respect To Certain Mortgage Loans and Could Increase Our Cost of Doing Business

In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate (“APR”) exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchases of loans, regardless of whether a purchaser knew of or participated in the violation.

Although it is against our policy to engage in predatory lending practices, we have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. The growing number of these laws, rules and regulations will likely increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

Competition In The Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

Our success in the mortgage banking strategy will depend, in large part, on our ability to originate “A” paper loans in sufficient quantity such that the gain on sales of loans net of hedge costs are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling A paper loans, we will compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating A paper for residential 1-4 unit mortgages, many of which have greater financial resources than us. We will also face competition from companies already established in these markets. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market exceeded $1.2 trillion in 2000 and $2 trillion in 2001, due to both strong home sales and low interest rates. While it is believed that the loan origination market was over a two trillion dollars in 2002 and will be over two trillion dollars in 2003 and beyond, the overall market size could contract if interest rates rise, increasing competitiveness in the mortgage markets and putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that the variety and competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even if the overall demand for mortgages declines; however, there can be no assurance that we will be able to successfully compete.

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

We Are Subject To Losses Due To Fraudulent Acts On The Part Of Loan Applicants, Employees or Mortgage Brokers

Mortgage brokers who assist loan applicants in obtaining mortgage loans refer all of the mortgage loans originated by us. As such, the loan application, property appraisal, credit report and other supporting documentation are furnished by the mortgage broker and used by our underwriters to make approval or denial decisions. There could also be the potential of collusion between the broker and an employee to produce a fraudulent loan. Our employees usually have virtually no contact with applicants, and rely on the mortgage broker to obtain and furnish all of the documentation supporting the mortgage loan application. Mortgage brokers may make mistakes in completing the documentation for a loan, leading to an increased risk of our holding a non-saleable loan.

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

We May be Subject to Fines or Other Penalties Based Upon the Conduct of Our Independent Brokers

The mortgage brokers from which we obtain loans have legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender in which the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender, and the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

We Are Subject to Counterparty Risks on Loan Sale Commitments and Hedging Transactions

In connection with our mortgage loan sales, which involve the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, we may enter into hedging transactions which involve option purchases and sales.  We have credit risk exposure to the extent purchasers/sellers are unable to meet the terms of their forward purchase/sale contracts. As is customary in the marketplace, none of the forward payment obligations of any of our counterparties is currently secured or subject to margin requirements. We attempt to limit our credit exposure on forward sales arrangements on mortgage loans and mortgage-backed securities by entering into forward contracts only with institutions that we believe are acceptable credit risks, and which have substantial capital and an established track record in correspondent lending. However, there can be no assurances that counterparties will perform. If counterparties do not perform, our results of operations may be adversely affected.

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

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California.

A large proportion of loans (35.3% of all loans closed for the three month period ending March 31, 2003) we fund are concentrated in California. Although we are expanding our operations in the East Coast of the United States in 2003, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent lenders for loans in California, potentially adversely affecting our results of operations and financial condition.

A Housing and Urban Development Department (“HUD”) Proposed Rule to Reform Real Estate Settlement Procedures (“RESPA”) May Adversely Affect the Way We Conduct Business with Mortgage Brokers

HUD is proposing to improve the manner in which mortgage broker fees are disclosed by requiring that yield spread premiums (“YSP”) (and other mortgage broker compensation) be reported as payments from the lender. The purpose of this would be to have the mortgage broker only receive direct compensation from borrowers and attempt to eliminate disputes regarding improper broker payments. This proposed rule may adversely affect our business by requiring changes in systems and procedures which may cause delays and re-work to meet regulatory requirements.

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

Bond Collateral Mortgage Loans prepayment rates generally increase when market interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan, geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. We have experienced high levels of prepayments during 1999 through 2000 on the CMO/FASIT segment of our Bond Collateral Mortgage Loan portfolio, due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. In 2001, the same phenomenon occurred in the 99-A and 1999-2 segments of our portfolio, as the loans in these portfolios reached the end of their 2-year fixed rate periods and prepayment penalty clauses expired. The overall rate of prepayments has decreased over the past three months, averaging 36.7%  in the first quarter of 2003, 37.57% in the fourth quarter of 2002, down from 38.53% in the third quarter of 2002 and 44.23% in the second quarter of 2002. We anticipate that overall prepayment rates are likely to remain in the 30% to 45% range in 2003. There can be no assurance that prepayment rates will not be higher or that prepayment penalty income will offset premium amortization expense. Accordingly, our financial condition and results of operations could be materially adversely affected.

As of March 31, 2003 approximately 17.1% of our Company’s Bond Collateral Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of thirteen months remaining before prepayment penalties expire.

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

Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans, will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loans and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor’s non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require high loan loss allowances. All of our Bond Collateral Mortgage Loans at March 31, 2003, were originated as sub-prime mortgage loans.

A down-turn in the national economy and the resultant adverse impact on employment rates could adversely affect mortgage loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. Our allowances may be deemed inadequate should economic conditions worsen significantly, causing higher than expected defaults and property value decreases. We believe the allowances for loan losses are adequate as of March 31, 2003.

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

Requirements to Maintain Over-collateralization Accounts May Reduce Our Cash Flow and Inhibit Plans for Expansion of the Mortgage Banking Business

In connection with securing long term debt, virtually all of our Bond Collateral Mortgage Loans have been pledged as collateral to secure long term debt. Certain over collateralization accounts have been established representing the excess principal amount of these mortgages over the associated bond obligations. Various indenture agreements associated with these securitizations call for the over collateralization levels to be maintained on an ongoing basis depending on the amount of remaining bond obligations as well as the status of delinquency of the underlying bond collateral or the loan loss performance of bond collateral. Although long-term financing agreements are non-recourse, net interest income from some segments of our Bond Collateral Mortgage Loans has in the past, and could in the future, be “trapped” to pay down debt in order for us to achieve our over-collateralization requirements. While we believe that we have sufficient cash reserves and other liquidity to support our planned mortgage banking activities, there can be no assurance that we will not be required to reduce or cease our planned mortgage banking activities should we be required to divert cash flow to maintain over collateralization requirements.

Because Mortgage Assets Are Pledged to Secure Long-Term Debt, We May Not Be Able to Sell Such Assets and Therefore Our Liquidity and Capital Resources May Be Adversely Affected

All of our Company’s bond collateral mortgage assets at March 31, 2003 were pledged as bond collateral to secure Long-Term Debt. These assets are subject to the terms of the Long-Term Debt agreements and may not be separately sold or exchanged. While we may sell our interests in the bond collateral subject to the liens and other restrictions of the Long-Term Debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, we would expect to receive less than our book value should we sell our interest in the bond collateral.

Increases In Short Term Interest Rates May Increase Our Cost of Borrowings, Which May Reduce Income From Operations

The majority of our Bond Collateral Mortgage Loans have a repricing frequency of six months or less, while substantially all of our borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on these borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of our related mortgage loans. Consequently, increases in (short-term) interest rates may significantly influence our net interest income. While increases in short-term interest rates will increase the yields on a portion of our adjustable-rate Bond Collateral Mortgage Loans, rising short term rates will also increase our cost of borrowings. To the extent such costs rise more than the yields on such Bond Collateral Mortgage Loans, our net interest income will be reduced or a net interest loss may result. We may mitigate this “gap” risk by purchasing interest rate hedges (referred to as “caps”), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

Loans Serviced by Third Parties May Result in Increased Delinquency Rates and Credit Losses, which May Adversely Affect Our Results of Operations and Financial Condition

All of our Bond Collateral Mortgage Loans are serviced by sub-servicers. We continually monitor the performance of the sub-servicers through performance reviews, comparable statistics for delinquencies and on-site visits. We have on occasion determined that sub-servicers have not followed standard collection and servicing practices related to our Bond Collateral Mortgage Loans, which we believe have led to increased delinquencies and higher loan losses on selected segments. We continue to monitor these servicers, have put these entities on notice of such deficiencies, and have instituted other mitigating processes. We have arranged for servicing with entities that have particular expertise in non-conforming mortgage loans. Although we have established these relationships and procedures, there can be no assurance that these sub-servicers will service our mortgage loans in such a way as to minimize delinquency rates and/or credit losses and not cause an adverse effect on our results of operations.

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

Mortgage Banking Business

Interest Rate Risk

Rate lock commitments and mortgage loans held for sale (loan pipeline) are subject to market price fluctuation until committed for sale. These fluctuations are primarily tied to changes in market interest rates and the relationship of short term rates to long-term rates (yield curve). In order to mitigate this risk, a variety of financial derivative instruments (including forward mandatory mortgage security sale (TBA-MBS) and options on TBA-MBS sales) are utilized to hedge or mitigate market price fluctuations. These instruments are classified as derivative financial instruments on our financial statements. Our hedge positions are continually adjusted based on routine and ongoing quantification of our risk, but hedges may or may not be fully successful in complete risk mitigation. In particular, our capital markets personnel must make estimates of the percentage of rate lock commitments expected to close under different interest rate changes. Losses on the sale of mortgage loans not offset by corresponding gains on hedge positions, or hedging activity not offset by corresponding gains on the sale of mortgages, could adversely impact results of operations and our financial position.

Mortgage Asset Portfolio Business

Interest Rate Risk

Our operating results for this business segment will depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. All of this business segment’s mortgage assets are pledged as collateral for long term debt (securitizations). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, which creates a mismatch between asset yields and borrowing rates.  Consequently, changes in interest rates, particularly short-term interest rates, may influence the Mortgage Asset Portfolio Business net income. Long-term debt interest rates are tied to LIBOR.  Increases in these rates will tend to decrease net income. A significant increase in short term interest rates, where the one month LIBOR exceeded 12%, could result in interest expense exceeding interest income and would result in operating losses. In the past, we have attempted to mitigate interest rate gap risk through hedging instruments called Interest Rate Caps. The majority of mortgages held in the portfolio are adjustable rate mortgages (ARM’s) which adjust every six months. Consequently our gap risk is limited and at the present time we do not believe that the cost of hedging our gap risk is justified.  Currently we do not have any Interest Rate Caps in place.

Other Risks

The value of Mortgage Portfolio assets may be affected by prepayment rates on bond collateral mortgage loans.  Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control. Partial protection comes in the form of prepayment penalties, but since our portfolio is becoming more mature, most of the prepayment penalty clauses have expired.

Increases in delinquency rates and defaults by borrower on their mortgages can also negatively  impact the financial results of the Mortgage Asset Portfolio Business. We monitor delinquencies and defaults and adjust the loan loss provision and interest reserves accordingly.

Sensitivity Analyses

We have performed various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments, and these techniques rely upon a number of critical assumptions. The scenarios presented are illustrative. Actual experience may differ materially from the estimated amounts presented for each scenario. To the extent that yield curve shifts are non-parallel, and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary. Such variances may prove material.

			If Interest Rates Were To
	March 31, 2003		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$22,786	$22,786	$22,786	$22,786	$22,786	$22,786
Mortgage loans held for sale, net, pledged, (lower of cost or market))	488,007	492,278	487,166	495,599	481,914	498,866
Bond collateral and real estate owned (net)	238,777	249,574	249,028	250,113	248,568	250,711
Derivatives	(1,126)	(2,746)	3,635	(4,245)	8,760	(7,942)
Total interest-earning assets	$748,444	$761,892	$762,615	$764,253	$762,028	$764,421

Interest-bearing liabilities:
Short-term debt	$477,445	$477,445	$477,445	$477,445	$477,445	$477,445
Long-term debt, net	206,098	206,098	206,098	206,098	206,098	206,098
Total interest-bearing liabilities	$683,543	$683,543	$683,543	$683,543	$683,543	$683,543

Effect on equity	$64,901	$78,349	$79,072	$80,710	$78,485	$80,878

			If Interest Rates Were To
	March 31, 2002		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$8,647	$8,647	$8,647	$8,647	$8,647	$8,647
Mortgage loans held for sale, net, pledged, (lower of cost or market)	120,991	120,991	120,728	121,254	120,344	121,644
Bond collateral and real estate owned (net)	406,856	420,538	419,350	422,118	418,489	423,808
Derivatives	5,459	5,459	5,979	6,607	5,650	5,024
Total interest-earning assets	$541,953	$555,635	$554,704	$558,626	$553,130	$559,123

Interest-bearing liabilities:
Short-term debt	$120,544	$120,544	$120,544	$120,544	$120,544	$120,544
Long-term debt, net	369,101	369,101	369,101	369,101	369,101	369,101
Due to affiliate	1,871	1,871	1,871	1,871	1,871	1,871
Total interest-bearing liabilities	$491,516	$491,516	$491,516	$491,516	$491,516	$491,516

Effect on equity	$50,437	$64,119	$63,188	$67,110	$61,614	$67,607

The following describes the methods and assumptions used by the Company in estimating fair values.

Cash and Cash Equivalents

The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

Mortgage Loans Held For Sale, net, pledged, (lower of cost or market)

The fair value is estimated based on quoted market prices from institutional investors for similar types of mortgage loans. A portion of mortgage loans held for sale are committed for sale under mandatory sale arrangements and as such are not re-valued due to subsequent changes in interest rates.

Bond Collateral and Real Estate Owned

The fair value of Bond Collateral is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans in the bulk mortgage market. Market prices reflect various assumptions as to prepayment rates, loan losses and financing costs. However, due to the fact that our Bond Collateral are pledged to secure long term debt, there is not a liquid market for such encumbered interests. As such, a significant liquidity discount would be applied.  Since we intend to hold the bond collateral mortgage loans to maturity, such a liquidity discount has not been reflected in fair value.

Retained Interest in Securitization

This security is classified as available-for-sale and as such is carried at fair value.

Derivatives

Fair values of forward sales of mortgage backed securities and options on treasury futures are based on quoted market prices for these instruments. Fair values of our commitments to originate loans in the quoted market prices for the loans expected to close vary due to differences between current levels of interest rates and committed rates.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period preceding the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 23, 2003, we filed our Second Articles of Amendment and Restatement.  This filing implemented the changes to our Articles of Amendment and Restatement approved by our stockholders at our annual stockholders meeting in 2002. The rights of holders of our common stock ($0.01) were changed by removing certain prohibitions from our Articles of Amendment and Restatement intended to preserve our status as a REIT.  As a result of this filing on February 7, 2003, we were able to inform the Internal Revenue Service of our election to de-REIT, effective beginning January 1, 2003.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND REPORTS ON 8-K

(a)		Exhibits

	*	3.1	Second Articles of Amendment and Restatement of the Registrant
	**	3.2	Second Amended and Restated Bylaws of the Registrant
	***	4.1	Rights Plan dated February 2, 1999 by and between the Company and American Stock Transfer Company as Rights Agent
		10.20	Lease between American Residential Investment Trust, Inc. and Sorrento Wateridge Partners, L.P. dated November 30, 2001
		10.21	Executive Employment Agreement between American Mortgage Network, Inc. and Lisa Faulk dated March 31, 2003
		10.22	Amended and Restated Employment Agreement between American Mortgage Network, Inc. and John Robbins dated April 7, 2003
		10.23	Amended and Restated Employment Agreement between American Mortgage Network, Inc. and Judith Berry dated March 31, 2003
		10.24	Amended and Restated Employment Agreement between American Mortgage Network, Inc. and Jay Fuller dated March 31, 2003
		99.1	Certification of Chief Executive Officer
		99.2	Certification of Chief Financial Officer

	*	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003.
	**	Incorporated by reference to our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002 filed on August 14, 2002
	***	Incorporated by reference to Form 8-K filed on February 17, 1999.
(File No. 001-13485)

(b)		Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

Dated: May 14, 2003	By:	/s/ Judith A. Berry
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Judith A. Berry
Judith A. Berry
Chief Financial Officer