Form 10-Q
period 2003-06-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2003-08-14
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2003

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

☒  YES     ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,864,749 as of July 16, 2003

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2003 and June 30, 2002

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2003 and June 30, 2002 and for the six months ended June 30, 2003 and June 30, 2002

Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and June 30, 2002.

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4 Controls and Procedures

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

Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$27,240	$13,640
Cash and cash equivalents – restricted	2,100	1,132
Mortgage loans held for sale, net, pledged, (lower of cost or market)	576,297	390,125
Bond collateral, mortgage loans, net	203,656	259,851
Bond collateral, real estate owned	5,328	9,527
Accounts receivable – mortgage loans sold/funded	11,139	6,205
Derivative financial instruments	(927)	(2,307)
Accrued interest receivable	1,496	1,852
Deferred tax asset	9,141	—
Other assets	4,794	2,975
	$840,264	$683,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$560,352	$378,553
Long-term debt, net	176,977	237,456
Accrued interest payable	595	582
Accrued expenses and other liabilities	21,074	6,811
Total liabilities	758,998	623,402

Commitments and contingencies (Note 15)	—	—

Minority interest	117	113

Stockholders’ Equity:
Preferred stock, par value $.01 per share; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,863,437 shares issued and outstanding at June 30, 2003 and 7,862,490 shares issued and outstanding at December 31, 2002	79	79
Additional paid-in-capital	108,762	108,760
Accumulated deficit	(27,692)	(49,354)
Total stockholders’ equity	81,149	59,485
	$840,264	$683,000

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income, unaudited

(in thousands, except per share data)

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002
Revenues
Gain on sales of loans	$32,971	$4,503	$53,180	$6,446
Derivative financial instruments and market adjustments	(9,284)	(8,315)	(11,495)	(8,402)
Interest on mortgage assets, net of premium amortization	10,393	7,494	19,639	14,415
Litigation settlement	—	10,281	—	10,281
Other income	247	366	462	836
Total revenue, net of derivative financial instruments and adjustments	34,327	14,329	61,786	23,576

Expenses
Employee compensation and benefits	12,586	3,752	22,070	6,698
Interest expense	4,598	4,072	8,811	7,899
Office and occupancy expense	621	326	1,188	689
Provision for loan losses	794	1,024	1,713	3,127
(Gain) loss on sale of real estate owned, net	(330)	347	(515)	432
Professional fees	1,338	1,097	2,742	1,861
Other operating expenses	4,025	1,372	7,779	2,433
Total expenses	23,632	11,990	43,788	23,139

Income before income taxes	10,695	2,339	17,998	437
Income taxes	3,652	2	5,478	7
Income tax benefit from utilization of REIT net operating losses	(2,462)	—	(9,141)	—
Net income	9,505	2,337	21,661	430

Other comprehensive loss
Unrealized loss on retained interest in securitization, net of tax	—	(415)	—	(417)
Total comprehensive income	$9,505	$1,922	$21,661	$13

Net income per share of common stock – basic	$1.21	$0.30	$2.75	$0.05
Net income per share of common stock - diluted	$1.12	$0.29	$2.56	$0.05

See accompanying notes to consolidated financial statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,661	$430
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of mortgage assets premiums	1,838	5,415
Amortization of CMO capitalized costs	189	326
Provision for loan losses	1,713	3,127
Decrease on retained interest in securitization	—	86
Loss (gain) on sale of real estate owned	(515)	432
Proceeds from sale of mortgage loans held for sale	5,115,960	786,732
Mortgage loan originations	(5,302,132)	(958,668)
Decrease (increase) in accounts receivable-mortgage loans sold/funded	(4,934)	256
Decrease (increase) in restricted cash	(968)	3
Increase in derivative financial instruments	(1,380)	(2,775)
Decrease in accrued interest receivable	356	407
Decrease in due from affiliate	—	149
Increase in deferred tax asset	(9,141)	—
Increase in other assets	(1,819)	(759)
Increase in accrued interest payable	13	65
Increase in accrued and other expenses	14,263	294
Increase in minority interest	4	10
Net cash used in operating activities	(164,892)	(164,468)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans, net	49,203	97,431
Proceeds from sale of real estate owned	8,155	6,798
Net cash provided by investing activities	57,358	104,229
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(60,668)	(109,750)
Increase in net borrowings from short-term debt	181,799	170,289
Stock options exercised	3	—
Purchase treasury stock	—	(199)
Net cash provided by financing activities	121,134	60,340
Net increase in cash and cash equivalents	13,600	101
Cash and cash equivalents at beginning of period	13,640	10,726
Cash and cash equivalents at end of period	$27,240	$10,827
Supplemental information-interest paid	$8,795	$7,828

Non-cash transactions:
Transfers from bond collateral, mortgage loans, net to real estate owned	$(3,441)	$13,043

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., (“AmRIT” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended June 30, 2003, have been included.  Certain reclassifications may have been made to prior interim period amounts to conform to the current presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

The Company reports segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  SFAS 131 establishes standards for the way companies report information about operating segments in annual financial statements. Effective January 1, 2002, the Company began reporting in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business.

During the first half of 1998, AmRIT formed American Residential Holdings Inc. (“Holdings”), through which a portion of the Company’s non-conforming adjustable-rate and fixed-rate, single-family whole loans (collectively, “Mortgage Loans”), acquisition and finance activities are conducted. AmRIT owns all of the preferred stock of Holdings and has a non-voting 95% economic interest in Holdings. Because AmRIT does not have voting control of Holdings, its investment in Holdings was accounted for under the equity method prior to January 1, 2003. Under the equity method, original equity investments in Holdings were recorded at cost and adjusted by AmRIT’s share of earnings or losses and decreased by dividends received. In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Company interprets FIN 46 to require the consolidation of Holdings rather than accounting for Holdings under the equity method.  Prior period financial statements have been restated to include Holdings as a consolidated entity.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities.  In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an "underlying" to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain exceptions, and for hedging relationships designated after June 30, 2003.  The Company has determined that SFAS 149 will not have a significant impact on its consolidated financial statements.

Stock Options

The Company elected to apply APB Opinion No. 25 in accounting for its equity compensation plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan and, accordingly, no compensation cost has been recognized in the financial statements. SFAS 123 requires pro forma disclosures of expense computed as if the fair value based method had been applied for in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion No. 25.

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

The Company does not recognize compensation cost of stock options, but had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows (in thousands except earnings per share):

Six Months Ended (unaudited) (in thousands except share data)	June 30, 2003	June 30, 2002

Net earnings as reported	$21,661	$430
Deduct: Total stock-based compensation expense determined under fair value based method net of tax effects	(1,023)	(406)

Pro forma net earnings	$20,638	$24
Earnings per share
Basic as reported	$2.75	$0.05
Basic pro forma	$2.62	$0.00
Diluted as reported	$2.56	$0.05
Diluted pro forma	$2.44	$0.00

The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company’s experience.

Note 2.  Concentration of Mortgage Loan Sales

Historically, the Company has sold a most of the mortgage loans it originates to Countrywide Home Loans, Inc. The Company’s primary consideration in deciding where to sell loans is price.  The Company also considers speed of execution and loan product guidelines.  The Company believes that the majority of loans it sells currently could be sold to a number of investors with little price or execution degradation.

Note 3.  Income  Per Share

The following table illustrates the computation of basic and diluted income per share (in thousands, except share and per share data):

	For the Three months ended June 30, 2003	For the Three months ended June 30, 2002	For the Six months ended June 30, 2003	For the Six months ended June 30, 2002
	(in thousands, except share data)
	(unaudited)
Numerator:
Numerator for basic income per share	$9,505	$2,337	$21,661	$430
Denominator:
Denominator for basic income per share - weighted average number of common shares outstanding during the period	7,863,437	7,880,090	7,863,154	7,899,340
Denominator for diluted income per share	8,470,633	7,955,090	8,470,350	7,974,340

Income per share - basic	$1.21	$0.30	$2.75	$0.05
Income per share - diluted	$1.12	$0.29	$2.56	$0.05

For the six months ended June 30, 2003 and 2002 there were 1,131,904 and 1,239,100 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 4.  Mortgage Loans Held for Sale, net, pledged

AmRIT’s subsidiary, American Mortgage Network, Inc. (“AmNet”) has pledged loans held for sale totaling approximately $568.6 million to secure credit lines (warehouse facilities) from three financial institutions. See Note 8, “Short-Term Debt.” Mortgage loans held for sale at June 30, 2003 consist of loans which have been committed for sale of approximately $217.8 million and loans available for sale at approximately $350.7 million, all of which are carried at the lower of cost or market.

Note 5.  Bond Collateral, Mortgage Loans, net

AmRIT has pledged mortgage loans as collateral in order to secure long-term-debt.  Mortgage loan bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one to four-family residential properties.  All such mortgage loan bond collateral is pledged to secure repayment of the related long-term debt obligation.  All principal and interest (less servicing and related fees) on this bond collateral is remitted to a trustee and is available for payment on the long-term-debt obligation.  The obligation under the long-term debt is payable solely from the bond collateral and are otherwise non-recourse to AmRIT. The components of this bond collateral at June 30, 2003 and December 31, 2002 are summarized as follows (dollars in thousands) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At June 30, 2003
Mortgage loans	$11,093	$49,901	$75,098	$36,559	$27,888	$200,539
Unamortized premium	528	1,146	2,546	1,043	210	5,473
Allowance for loan losses	(177)	(569)	(1,003)	(294)	(313)	(2,356)
	$11,444	$50,478	$76,641	$37,308	$27,785	$203,656

Weighted average net coupon	9.15%	9.48%	8.99%	8.84%	9.48%	9.17%
Unamortized premiums as a percent of mortgage loans	4.76%	2.30%	3.39%	2.85%	0.75%	2.73%

At December 31, 2002
Mortgage loans	$15,590	$63,155	$99,214	$45,329	$32,726	$256,014
Unamortized premium	602	1,462	3,481	1,355	409	7,309
Allowance for loan losses	(116)	(1,112)	(771)	(838)	(635)	(3,472)
	$16,076	$63,505	$101,924	$45,846	$32,500	$259,851

Weighted average net coupon	9.17%	9.50%	8.99%	8.86%	9.71%	9.20%
Unamortized premiums as a percent of mortgage loans	3.86%	2.31%	3.51%	2.99%	1.25%	2.85%

The Company maintains an allowance for losses on mortgage loan bond collateral at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

Note 6.  Derivative Financial Instruments

The following is a summary of AmNet’s forward sales of mortgage backed securities (MBS) and options on mortgage backed securities (dollars in thousands) (unaudited):

Security	Notional Amount	Derivative	Short Long	Expiration
FNMA 15 – Year MBS	$345,000	TBA	Short	July 17, 2003 – September 18, 2003
FNMA 30 – Year MBS	$866,000	TBA	Short	July 14, 2003 – October 15, 2003
GNMA 15 – Year MBS	$3,000	TBA	Short	August 18, 2003
GNMA 30 – Year MBS	$126,500	TBA	Short	July 22, 2003 – September 22, 2003
GNMA II 30 – Year MBS	$6,000	TBA	Short	August 20, 2003
FNMA 30 – Options	$240,000	Puts	Long	July 7, 2003 – September 8, 2003
GNMA 30 – Options	$40,000	Puts	Long	August 13, 2003

These derivatives are accounted for as trading securities in the accompanying consolidated financial statements. The decrease in fair market value of derivative financial instruments is included in the Consolidated Statements of Operations and Comprehensive Income.

The short and long positions noted in the schedule above represent forward loan sale commitments (TBA’s) (agreements to sell mortgage loans at a future date at a specified rate, a specified price and by a specified time deadline) or options to purchase or sell the underlying security.  Generally, long put positions gain in value as market interest rates increase and short TBA positions lose in value as market interest rates decrease.

The value of the mortgage loans that AmNet originates is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when AmNet has committed to funding the loan and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when AmNet commits to sell or sells the loans to third-party purchasers. These loans are collectively referred to as the loan pipeline. AmNet uses TBA's and options, or “hedges” to mitigate the adverse impact interest rate fluctuations can have on the value of the loan pipeline. AmNet's hedges are designed to protect profit margins on locked loans and closed loans before they are committed for sale. The hedges used are forward commitments on mortgage backed securities (“TBA”) and options to purchase or sell mortgage backed securities. The transactions are recorded as derivative financial instruments. Changes in the price of these derivative instruments closely relate to changes in the value of the loan pipeline. The Company cannot assure however, that AmNet’s use of derivative securities will fuly offset the risk of changes in interest rates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks Factors

At June 30, 2003, AmNet had committed for sale to specific investors approximately $217.8 million in mortgage loans, $350.7 million in funded loans that had not yet been committed for sale or sold and $1.8 billion in rate lock commitments to borrowers.  These mortgage loans are for single-family residences collateralized by first trust deeds.

Derivative financial instruments have several components which total the amount shown on the Consolidated Balance Sheets.  The table below shows these components. (000's)

Derivative Financial Instruments Components	(unaudited) June 30, 2003	December 31, 2002
TBA's	$2,943	$(5,424)
Options	1,580	151
Fair value of rate lock commitments	(5,450)	2,966
Total	$(927)	$(2,307)

In the Company’s mortgage banking business, determinations of fair market value (“FMV”) are made for hedging instruments (derivatives), the locked loan pipeline, and loans which are closed but uncommitted for sale. FMV decisions are made based on consistently applied methods accepted within the financial industry in which the Company operates. Hedging instruments are marked to market according to similar or identical financial instruments available in the market place at the time of the mark. The loan pipeline mark is determined by recording market prices available for loan sales and deriving a value for those loans, less a factor for loans which will not close (loan fallout) based on Company’s history of loan fallout. By accounting rules, the Company does not recognize any revenue from loan sales until a true sale has taken place. However, if these loans are stated at a value less than could be obtained by sale in the marketplace, the lower value is used. The Company adheres to this method of book valuation.

Note 7.  Bond Collateral, Real Estate Owned

The Company owned 94 properties and 148 properties as of June 30, 2003 and December 31, 2002, respectively.  Upon transfer of  loans to real estate owned (as a result of default or foreclosure), the Company records a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal.  As of June 30, 2003 and December 31, 2002, real estate owned totaled approximately $5.3 million and $9.5 million, respectively (including loss reserves).

Note 8.  Short-Term Debt

As of June 30, 2003, short-term debt consisted of revolving credit lines (warehouse facilities) used to fund the Company’s lending activities. As of June 30, 2003, mortgage loans held for sale were pledged as collateral for the warehouse facilities. The warehouse facilities of $557.4 million with financial institutions provide for a maximum amount of borrowing capacity of $1.3 billion as of June 30, 2003, with outstanding amounts maturing on various dates within one year secured by mortgage loans held for sale. The table below shows the age of funded loans as of June 30, 2003.

Aging Range	Number of Loans	Warehouse line usage (000’s)	% of Total
Less than 30 days	2,982	$539,170	96.8%
30 to 60 days	122	14,122	2.5%
61 days to 90 days	15	4,060	0.7%
TOTAL	3,119	$557,352	100.0%

Of  the $557.4 million of warehouse line usage at June 30, 2003, $204.1 million was funded through uncommitted warehouse facilities.

Warehouse facilities generally bear interest at LIBOR plus spread (2.57% per annum average at June 30, 2003). The weighted-average interest rate was 2.69% per annum for the first six months of 2003 and the facility fee was 0.25% per annum on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of the Company. The Company is in compliance with these covenants at June 30, 2003.

In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bears interest at 12% and matured in December 2002, with provisions for extension of two additional one-year periods at the Company’s option. The Company extended the loan for one year. The Subordinated Loan Agreement contains a number of covenants, including covenants based on tangible net worth, cash flows, net income and liquidity of the Company. The Company is in compliance with these covenants at June 30, 2003. As of June 30, 2003, there was $3 million in borrowings on the Subordinated Loan Agreement.

Note 9.  Long-Term Debt, net

The components of the long-term debt at June 30, 2003 and December 31, 2002, along with selected other information are summarized below (dollars in thousands) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Long-Term Debt
At June 30, 2003
Long-term debt	$10,782	$42,965	$69,689	$26,935	$27,234	$177,605
Capitalized costs on long-term debt	(45)	—	(349)	(234)	—	(628)
Total long-term debt	$10,737	$42,965	$69,340	$26,701	$27,234	$176,977

Weighted average financing rates	2.20%	1.48%	3.08%	2.02%	2.37%	2.37%

At December 31, 2002
Long-term debt	$15,520	$58,369	$94,411	$36,855	$33,116	$238,271
Capitalized costs on long-term debt	(59)	(5)	(447)	(304)	—	(815)
Total long-term debt	$15,461	$58,364	$93,964	$36,551	$33,116	$237,456

Weighted average financing rates	2.04%	1.55%	3.10%	1.73%	2.44%	2.35%

Note 10. Stock Option Plans

As of June 30, 2003, shares of common stock were reserved for issuance under the Company’s option plans as follows (unaudited):

	1997 Stock Incentive Plan	1997 Stock Option Plan	1997 Employee Stock Purchase Plan	1997 Outside Director Stock Option Plan	Total

Total Options Authorized at 1/1/2003	315,200	1,474,800	20,000	210,000	2,020,000
Total Options Issued	284,800	1,244,300	—	210,000	1,739,100
Options Reserved for Issuance	30,400	230,500	20,000	—	280,900

Stock option activity during the periods presented is as follows (unaudited):

	Number of Options	Weighted-Average Exercise Price

Balance at December 31, 2002	1,244,600	$9.01
Granted	518,000	4.56
Forfeited	(23,500)	(3.17)

Balance at June 30, 2003	1,739,100	$7.85

At June 30, 2003, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.86 years. The weighted average exercise price of exercisable outstanding options was $7.85.  At June 30, 2003, 1,158,721 of the outstanding options were exercisable.

The per share weighted-average fair value of stock options granted between April 1, 2003 and June 30, 2003 was $5.03; and between January 1 and March 31, 2003 was $1.33 on the dates of grant using the Black-Scholes option-pricing model, applied through Equity Edge program software using the following weighted-average assumptions (unaudited):

	March 31, 2003	June 30, 2003

Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.78%	2.46%
Expected volatility	31.50%	45.92%
Expected life (years)	5	5

Note 11.  Commitments and Contingencies

The Company has used, and will continue to use, TBA's to help mitigate the loan pipeline exposure ($1.8 billion in locked loans at June 30, 2003) to market interest rate fluctuations (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mortgage Banking Business).  These commitments provide that the Company agrees to sell an established volume of mortgage loans to a particular institution at a fixed price.  An established time frame, or settlement date is also agreed upon. The Company could incur a loss if the loan volume committed for sale is not delivered.

Note 12.  Business Segments

The Company reports its financial results in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business. The Mortgage Banking Business originates home mortgage loans through a network of independent mortgage loan brokers.  These mortgage loans are subsequently sold to financial institutions. The Mortgage Asset Portfolio Business segment manages a portfolio of mortgage loans pledged as collateral for long-term debt.

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

The table below reflects the second quarter statement of operations activity by segment.

American Residential Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations by Business Segment, unaudited
(in thousands)

	For the Three Months ended June 30, 2003 Mortgage Banking	For the Three Months Ended June 30, 2003 Mortgage Asset Portfolio	For the Three Months Ended June 30, 2003 Combined Segments	For the Six Months Ended June 30, 2003 Mortgage Banking	For the Six Months Ended June 30, 2003 Mortgage Asset Portfolio	For the Six Months Ended June 30, 2003 Combined Segments
Revenues
Gain on sales of loans	$32,971	$—	$32,971	$53,180	$—	$53,180
Derivative financial instruments and market adjustments
Derivative financial instruments - forward commitments and options	(3,027)	—	(3,027)	(3,080)	—	(3,080)
Market adjustment on interest rate lock commitments	(6,257)	—	(6,257)	(8,415)	—	(8,415)
Total derivative financial instruments and market adjustments	(9,284)	—	(9,284)	(11,495)	—	(11,495)
Interest on mortgage assets, net of premium amortization	7,561	2,832	10,393	13,462	6,177	19,639
Other income	34	213	247	51	411	462
Total revenue	31,282	3,045	34,327	55,198	6,588	61,786

Expenses
Employee compensation and benefits	12,449	137	12,586	21,594	476	22,070
Interest expense	3,447	1,151	4,598	6,122	2,689	8,811
Office and occupancy expense	621	—	621	1,188	—	1,188
Provision for loan losses	—	794	794	—	1,713	1,713
Loss on sale of real estate owned, net	—	(330)	(330)	—	(515)	(515)
Professional fees	1,183	155	1,338	2,272	470	2,742
Other operating expenses	3,826	199	4,025	7,321	458	7,779
Total expenses	21,526	2,106	23,632	38,497	5,291	43,788

Income before income taxes	9,756	939	10,695	16,701	1,297	17,998
Income taxes	3,224	428	3,652	5,050	428	5,478
Income tax benefit from utilization of REIT net operating losses	(2,462)	—	(2,462)	(9,141)	—	(9,141)
Net income	$8,994	$511	$9,505	$20,792	$869	$21,661

An income tax benefit from utilization of REIT net operating losses is expected for 2003 due to the taxable income generated by the mortgage banking business, and accordingly this benefit is attributable to the mortgage banking segment.

	For the Three Months ended June 30, 2002 Mortgage Banking	For the Three Months Ended June 30, 2002 Mortgage Asset Portfolio	For the Three Months Ended June 30, 2002 Combined Segments	For the Six Months ended June 30, 2002 Mortgage Banking	For the Six Months Ended June 30, 2002 Mortgage Asset Portfolio	For the Six Months Ended June 30, 2002 Combined Segments
Revenues
Gain on sales of loans	$4,503	$—	$4,503	$6,446	$—	$6,446
Derivative financial instruments and market adjustments
Derivative financial instruments - Treasury futures	(10,771)	—	(10,771)	(10,123)	—	(10,123)
Derivative financial instruments - forward commitments and options	(123)	—	(123)	(123)	—	(123)
Market adjustment on interest rate lock commitments	2,579	—	2,579	1,844	—	1,844
Total derivative financial instruments and market adjustments	(8,315)	—	(8,315)	(8,402)	—	(8,402)
Interest on mortgage assets, net of premium amortization	2,432	5,062	7,494	3,893	10,522	14,415
Litigation settlement	—	10,281	10,281	—	10,281	10,281
Other income	3	363	366	7	829	836
Total revenue	(1,377)	15,706	14,329	1,944	21,632	23,576

Expenses
Employee compensation and benefits	3,615	137	3,752	6,544	154	6,698
Interest expense	1,130	2,942	4,072	1,824	6,075	7,899
Office and occupancy expense	326	—	326	689	—	689
Provision for loan losses	—	1,024	1,024	—	3,127	3,127
Loss on sale of real estate owned, net	—	347	347	—	432	432
Professional fees	517	580	1,097	965	896	1,861
Other operating expenses	1,179	193	1,372	2,046	387	2,433
Total expenses	6,767	5,223	11,990	12,068	11,071	23,139

Income before income taxes	(8,144)	10,483	2,339	(10,124)	10,561	437
Income taxes	1	1	2	1	6	7
Net income (loss)	$(8,145)	$10,482	$2,337	$(10,125)	$10,555	$430

For the purpose of internal management reporting, the Company records intersegment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Intersegment assets and liabilities eliminated for consolidation purposes were $39.4 million for the three month period ending June 30, 2003.

Note 13.  Subsequent Events

Subsequent to the period ending June 30, 2003, the company secured additional warehouse line capacity of $50 million from JP Morgan Chase Bank until September 8, 2003.

Note 14.  Income Taxes

During 1997, the Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  As a result of this election, the Company was not, with certain exceptions, taxed at the corporate level on the net income distributed to the Company’s shareholders.  On July 19, 2002, the shareholders of the Company approved two proposals that allowed for the conversion of the Company from a REIT to a fully taxable entity, effective January 1, 2003.  On February 7, 2003, the Company filed a notice with the Internal Revenue Service of its decision to de-REIT, effective beginning January 1, 2003.  As a result of the conversion to fully taxable status, an income tax benefit and related deferred tax asset of $9.1 million after valuation allowance was recorded through June 30, 2003.  The deferred tax asset will be reduced by realization of income tax provisions over time.  Accordingly, the income tax expense recorded for the six months ended June 30, 2003 was $5.5 million and the Company’s effective tax rate was 31%.

Note 15.  Commitments and Contingencies

In the normal course of business, there are various outstanding commitments and contingent liabilities that have not been reflected in the consolidated financial statements.  In addition, in the normal course of business, there are various other outstanding legal and administrative proceedings.  In the opinion of management, after consultation with legal counsel, the financial position and results of operations of the Company will not be affected materially as a result of such commitments and contingent liabilities or by the outcome  of such legal or administrative proceedings.

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

•                                          AmNet’s intention to continue to try and hedge against market fluctuations in interest rates, the instruments AmNet intends to use and the expected inverse relationship of gains on hedging to margins on loan sales;

•                                          our expectation of selling loans on a service-released basis within approximately 30 days from origination;

•                                          the expected correlation of our success to loan origination volume;

•                                          the anticipated impact from the Company’s adoption of SFAS 149

•                                          management’s expectations of what outstanding commitments and contingent liabilities and legal and administrative proceedings will not materially affect the Company’s financial position or results of operations.

•                                          AmNet’s belief it will continue to qualify for correspondent lending programs and its ability to find alternative buyers for loans it originates;

•                                          the expected concentration of AmNet’s loans in California;

•                                          our expectation interest rates may rise and the anticipated effect on various aspects of our business from changes in interest rates, including increased per loan costs of loan generation and changes in the value of our loans and our derivatives;

•                                          our beliefs regarding future prepayment rates and their effect and anticipated prepayment penalties;

•                                          our expectation revenues and cash flow from our Mortgage Asset Portfolio Business will continue to decline;

•                                          our expected effective tax rates, the impact of our deferred tax asset and the reduction of that asset over time;

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

These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statements. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, general economic conditions, the world political climate, unexpected expense increases, overall interest rates, volatility in interest rates, the shape of the yield curve, reductions in the value of retained interests in securitizations, our ability to successfully grow AmNet, the ability to obtain the financing necessary to fund AmNet, changes in accounting rules or their application, changes in the margins for gains on sale of originated loans, changes in the demand of mortgage brokers for AmNet’s loan products and services or of loan purchasers for originated loans, the availability of capital and our ability to qualify for such capital, increases in prepayment rates and default rates, the effect of terminating our status as a REIT, changes in the requirements of correspondent loan programs or our ability to meet such requirements and changes in AmNet’s and our anticipated cash requirements. Other risk factors that could cause actual results to differ materially are set forth in this item under the heading “Business Risk Factors.”

Introduction

Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to fundamentally shift the strategic direction of the Company to mortgage banking. We began implementation in 2001 by forming American Mortgage Network, Inc. (“AmNet”), a wholly owned subsidiary, to engage in mortgage banking activities. AmNet originates mortgage loans to prime credit quality borrowers secured by first trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (33.3% of loans originated in the first six months of 2003). We sell the loans that we originate to institutional purchasers on a servicing-released basis.

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

•                                          Gain on loan sales net of hedging gains or losses. We currently sell the loans that we originate to institutional purchasers, on a servicing-released basis for cash. We record the difference between the sale price of loans that we have sold and our cost to originate the sold loans as gain on loan sales revenue. We recognize revenue at the time that we complete the loan sale, which is generally when we receive loan sale proceeds from the purchaser.  Gain on loan sales also includes fees we charge for loan origination such as, underwriting fees, loan document preparation fees and wiring fees. Hedging instruments are used to help mitigate exposure to inerest rate fluctuation. The cost of this activity relates to revenue derived from loan sales and therefore hedging gains or losses are included in the gain on loan sales.

We continue to generate revenue from our Mortgage Asset Portfolio Business, although we expect that revenues from this segment of our business will continue to decline. We generate revenue on the interest we receive on the mortgage loans we hold for investment. Our primary expense is the interest we pay on borrowings used to fund our mortgage loan portfolio.

Our mortgage banking operations have grown significantly in 2002 and 2003 and represented 44.3% of our 2002 revenue and 89.3% of the first six months 2003 revenue. Also during the first six months, five branch offices were opened and the number of employees increased from over 300 to over 500 employees. At the same time, the Mortgage Asset Portfolio Business has significantly declined as mortgage loans in our portfolio have prepaid over time and have not been replenished.

As a result of the change in focus of our Company’s strategic direction and the decision to emphasize taxable operating activities and retain earnings for growth, our shareholders, based upon a recommendation from our Board of Directors, approved two proposals that permited us to amend our charter documents to terminate our status as a REIT. In February of 2003 we notified the Internal Revenue Service of our decision to de-REIT, effective for the tax year beginning January 1, 2003.  As a REIT, we generally did not pay federal taxes at the corporate level on income we distributed to stockholders. We have not distributed income to our stockholders since January of 2001.

Effective January 1, 2003, we became an income tax paying entity, and as such we must recognize deferred tax assets that are largely a result of previous net operating losses and that provide a reduction in our effective income tax rate for 2003.  Our effective income tax rate for 2003 will be approximately 30%.

Upon termination of our REIT status, we were no longer eligible for listing on the New York Stock Exchange. As of January 31, 2003, we moved from the New York Stock Exchange to the American Stock Exchange. Our ticker symbol, INV, remains the same.

Mortgage Banking Business

Summary

AmNet originates mortgage loans referred by independent mortgage brokers for subsequent sale on a servicing-released basis to large investors.

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

We funded $5.3 billion in home loans during the six month period ending June 30, 2003. For the twelve month period ending December 31, 2002, we funded $4.2 billion in home loans. As of June 30, 2003, we had over 500 loan production and loan operations employees. As of June 30, 2003, we operated fifteen regional centers and seven satellite centers around the continental United States of America.

We borrow funds under our credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing-released basis. As of August 8, 2003 we have three warehouse facilities that enable us to borrow up to an aggregate of $1.3 billion. We are allowed to borrow from 98% to 99% of the loan balance (par) and must comply with various lender covenants restricting, among other things, the absolute level of leverage and minimum levels of cash reserves. We expect to increase our warehouse borrowing facilities to enable increased loan production.

We currently sell all loans we fund on a servicing-released basis, usually within 30 days of funding. The table below shows the age of funded loans as of June 30, 2003.

Aging Range	Number of Loans	Warehouse line usage (000’s)	% of Total
Less than 30 days	2,982	$539,170	96.8%
30 to 60 days	122	14,122	2.5%
61 days to 90 days	15	4,060	0.7%
TOTAL	3,119	$557,352	100.0%

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

Our accounting policies relating to the valuation procedures listed below have not changed in the six month period ending June 30, 2003:

•  Provision for loan losses

•  Derivative financial instruments

•  Premium amortization on bond collateral, mortgage loans

•  Gain on sale of loans

•  Income taxes

Please refer to the Company Form 10-K for the one-year period ending December 31, 2002, for a detailed discussion of these procedures except income taxes, which is discussed in this report (below).

During 1997, the Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  As a result of this election, the Company was not, with certain exceptions, taxed at the corporate level on the net income distributed to the Company’s shareholders.  On July 19, 2002, the shareholders of the Company approved two proposals that allowed the conversion of the Company from a REIT to a fully taxable entity, effective January 1, 2003.  On February 7, 2003, the Company filed a notice with the Internal Revenue Service of its decision to de-REIT, effective beginning January 1, 2003.  As a result of the conversion to fully taxable status, an income tax benefit and related deferred tax asset of $9.1 million after valuation allowance was recorded through June 30, 2003.  The deferred tax asset will be reduced by realization of income tax provisions over time.  Accordingly, the income tax expense recorded for the six months ended June 30, 2003 was $5.5 million and the Company’s effective tax rate was 31%.

Management’s Financial Analysis

We earn interest income and incur interest expense in both segments of our  operations.  In the Mortgage Banking Business, AmNet earns interest on a loan from the date the loan is funded until final disposition of the loan sale.  Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale.  To the extent AmNet funds loans with borrowings under its warehouse facilities, it records interest expense based on the same factors.   Similarly, in the Mortgage Asset Portfolio Business, we generate revenue on the interest we receive on the mortgage loans we hold for investment and we incur interest expense on the borrowings used to fund our loan portfolio.

Because the interest income and interest expense in each segment of our business are closely related and dependant on many of the same factors, in particular the volume of loans we originate or hold for investment, management believes that it is helpful in understanding our operations to analyze the impact of interest income and expense together within each segment of our operations.  For this reason, the discussion below provides information regarding the net interest income (interest income less interest expense) generated by each segment.  Management believes that this is consistent with how financial analysts typically consider interest in analyzing mortgage banking operations.  For the same reasons,  in our discussion of the Mortgage Banking Business, the discussion of  expenses includes a discussion of our operating expenses, which excludes interest expense.

Because certain other expenses incurred by AmNet in the Mortgage Banking Business, such as commissions and contract labor, also vary with the volume of AmNet’s loan originations, management also believes that it is important in understanding this business to consider the variable and the fixed expenses separately.   Accordingly, we have  included an estimated breakdown between variable and fixed amounts for each category of our operating expenses.  Management believes that this will enable a better understanding of the Company’s results and the likely impact in the future of changes in our origination volumes.

Results of Operations

Three Month Results

Mortgage Banking Business

Gain on the sale of loans for the three-month period ending June 30, 2003, amounted to $33.0 million. This represents a $28.5 million increase over the same period ending June 30, 2002 when our gain on the sale of loans was $4.5 million. AmNet’s increase in  gain on the sale of loans is the result of the increase in its loan production volume. For the three month period ending June 30, 2003 and June 30, 2002, AmNet recorded loan sales volume of $2.9 billion and $499.5 million respectively. Gains on the sale of loans were offset by a loss on the Company’s derivative financial instruments and market adjustments totaling $9.3 million and $8.3 million for the same periods, respectively.

For the three months ending June 30, 2003, AmNet’s gain on sale of loans of $33.0 million is a combination of various account categories.  Loan premiums of approximately $70.1 million represent the price at which AmNet sold the loans to investors in excess of the principal balance of loans sold. Fee income of approximately $9.4 million represents various charges to brokers for services rendered, which are deferred and recognized as part of the gain on the sales of the loans. Gross gain and fee income are offset by capitalized (deferred) loan acquisition costs. The largest deferred cost associated with loan production is yield spread premiums paid to brokers totaling approximately $46.3 million. Other deferred costs include (i) true sale scheduled discount, which is recognized at the time of loan sale, of approximately $3.9 million; (ii) deferred origination costs, which are recognized at the time of loan sale, of approximately $3.2 million and (iii) loan premiums repaid to investors (“premium recapture”) and loan loss reserve costs aggregating approximately $1.7 million. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale.  Gain on the sale of loans of $33.0 million for the three-month period ending June 30, 2003 represents approximately 106 basis points (1.06%) on loan sales of $3.1 billion.  For the same period ending June 30, 2002, gain on the sale of loans was $4.5 million which represented approximately 90 basis points (0.90%) on loan sales of $500 million.

During the second quarter of 2003, AmNet incurred net losses on its derivative financial instruments and market adjustments totaling $9.3 million.  For the same period ending June 30, 2002 net losses on derivative financial instruments and market adjustments totaled $8.3 million.  Derivative financial instruments are purchased to offset any loss from market interest rate movement which adversely affects gain on loan sales. During the second quarter of 2003, AmNet used forward commitments on mortgage backed securities (TBA) and options to purchase or sell mortgage backed securities as its primary hedging vehicles. At the end of the second quarter interest began to increase which added value to our derivative financial instruments and reduced the value of our locked loans and loans which were booked (closed) but not sold.  Due to declines in yields on mortgages during most of the second quarter of 2003, AmNet recorded net losses on derivative financial instruments and market adjustments. These losses were offset by higher gains on the sale of loans during the quarter and in July of 2003.  During 2002, AmNet used treasury futures and options on treasury futures as prime hedging vehicles.

AmNet recorded interest income of $7.6 million for the three months ended June 30, 2003 and $2.4 million for the same period ending June 30, 2002 due principally to an increase in mortgage loans held for sale. AmNet earns interest on a loan from the date the loan is funded until final disposition. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent AmNet funds loans with borrowings under its warehouse facilities, it records interest expense based on the same factors. Interest expense for the period was $3.4 million. The resulting net interest income earned on loan inventories was $4.2 million, representing 13 basis points (0.13%) on loan production  in the second quarter of $3.2 billion.

Total expenses incurred in the Mortgage Banking Business for the three month period ending June 30, 2003, was approximately $21.5 million. Operating expenses which included all expenses except interest expense, was approximately $18.1 million for the three month period ending June 30, 2003. For the comparable period ending June 30, 2002, there was approximately $6.8 million of total expenses of which $5.6 million were operating expenses incurred. The increase was due to the ongoing overhead of AmNet’s mortgage banking operations, which are comprised of regional loan production offices and headquarter operations. For the three months ended June 30, 2003, estimated variable expenses, predominately commissions and contract labor, were approximately $8.8 million which were approximately 28 basis points (0.28%) on $3.2 billion in funded loans. Operating Expenses that were not directly variable were estimated at $9.3 million, or approximately 29 basis points (0.29%) on $3.2 billion in funded loans for the second quarter of 2003. The table below provides the relationship between fixed, variable and total expenses for the three month period ending June 30, 2003. (dollars in 000’s)

Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses

Employee compensation and benefits	$7,069	$5,380	$12,449
Office and occupancy expense	—	621	621
Professional fees	293	890	1,183
Other operating expense	1,468	2,358	3,826
Total operating expenses	8,830	9,249	18,079
Interest expense	3,447	—	3,447
Total expenses	$12,277	$9,249	$21,526

Interest rate movements are difficult to predict but it is recognized that interest rates on residential mortgages were continuing from 2002 to be historically low throughout the second quarter of 2003. While rates have continued to remain at historical lows in 2003, rates are expected to increase in the second half of 2003 and we expect that the total number of home purchase and refinancing transactions to decline, causing a significant overall contraction of the loan origination market. Our financial projections for 2003 assume a significant contraction in the size of the market by the fourth quarter of 2003, and total funded loan volume of $11 to $12 billion. During the second quarter of 2003, we generated an average monthly funded loan volume of $1.1 billion. For the same period ending June 30, 2002 we generated an average monthly funded loan volume of $195 million. Despite an assumed mortgage market contraction, we do not expect our monthly loan fundings to decline at a rate greater than the total market in 2003 due to initiatives to increase sales coverage and broker penetration in existing markets and planned expansion into new markets. However, in formulating our financial projections and above noted funded loan volume forecast, we do anticipate higher costs per loan and lower per loan revenues as a direct consequence of the expected market contraction. We expect continued quarterly profitability in our mortgage banking business. We expect interest rates to rise in the second half of 2003 and during periods of rising rates, we would expect to see an increase in the value of our hedges and a corresponding decrease in the value of our loan pipeline.

There is a degree of seasonality to our business.  Spring and summer seasons are typically stronger home buying months than other parts of the year.  We may expect greater loan volume as a result of this seasonality.

On February 7, 2003, the Company filed a notice with the Internal Revenue Service of our decision to de-REIT, effective  January 1, 2003.  As a result of the conversion to fully taxable status, an income tax benefit and related deferred tax asset of $6.7 million was recorded in January 2003 and an additional $2.4 million was recorded in June 2003.  Based upon expected utilization of net operating loss carry forwards generated by AmNet in 2001 and 2002 and expected profitability in 2003, the income tax expense recorded for the second quarter of 2003 was $3.2 million and our effective tax rate was 33%.

Mortgage Asset Portfolio Business

For the second quarters ended June 30, 2003 and 2002, we generated net income of approximately $511 thousand and $10.6 million, respectively.  June 30, 2002 net income includes a litigation settlement of $10.3 million. Management believes that because the litigation settlement is a one time event and because it is so large in comparison to the net income otherwise generated by this business segment, the Company’s results are better understood if the litigation settlement is excluded in discussing the Company’s operating results. Excluding the litigation settlement, the Company’s operational net income from Mortgage Asset Portfolio operations was $300 thousand. Operational net income before income tax increased in 2003, although revenue and expense categories declined as a result of a decline of our mortgage asset portfolio from $337.2 million at June 30, 2002 to $203.7 million at June 30, 2003. Our decision to discontinue portfolio acquisitions beginning in 2000 and continuing to date has resulted in a decline in the size of Bond Collateral Mortgage Loan portfolio. The Mortgage Asset Portfolio business derives income from the difference in interest received on bond collateral and interest paid on bonds. A decline in our portfolio has resulted in a decrease in net interest income from $5.1 million for the three month period ending June 30, 2002 to $2.8 million for the three month period ending June 30, 2003 and a related decrease on interest expense of $2.9 million to $1.2 million for the same periods and net interest income (interest income less interest expense) of $2.2 million and $1.6 million for the same periods.

Net interest income is the primary source of revenue in this segment of our business. The weighted average interest rate we receive from our bond collateral was 9.2% at June 30, 2003 and was 9.6% at June 30, 2002, while the weighted average interest rate we paid was 2.4% and 2.7% for the same periods, respectively.  Although the difference between interest rate income and interest rate expense is relatively large our net income for the  six month period ending June 30, 2003 was relatively low at approximately $869 thousand, certain costs, including premium amortization and credit loss provisions have caused the low profit margin. Loss severity (amount of loss incurred when real estate owned is sold) has not been a factor in the reduced profit margin by remaining relatively  constant as a percentage of original loan amount during the six month period ending June 30, 2003. As our portfolio balances continue to decline, we find that a key expense item continues to be premium amortization. and credit losses. Our portfolio has been declining in size rapidly as a result of borrowers refinancing their mortgages which necessitates writing off our premium at accelerated rates. Credit losses on collateral remain as a significant portion of total mortgage asset portfolio business expenses.

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

During the second quarter of 2003, other income decreased approximately $150 thousand over the three month period ended June 30, 2002 from $363 thousand to $213 thousand, primarily due to a decrease of approximately $104 thousand in equity income from our subsidiary, American Residential Holdings, Inc.

For the three month period ended June 30, 2003, total expenses decreased approximately $3.1 million (from $5.2 million to $2.1 million) over the three month period ended June 30, 2002. During 2003, our Company had decreases in all of the major expense categories for this segment of our business as a result of the decrease of $133 million in bond collateral. The primary decreases included the following: interest expense decreased approximately $1.8 million; provision for loan losses decreased by approximately $230 thousand and loss on real estate owned decreased $677 thousand.

On February 7, 2003, the Company filed a notice with the Internal Revenue Service of our decision to de-REIT, effective January 1, 2003. Based upon expected utilization of net operating loss carry forwards generated by AmNet in 2001 and 2002 and expected profitability in 2003, the income tax expense recorded for the Mortgage Asset Portfolio Business for the second quarter of 2003 was $428 thousand and our effective tax rate was 45%.

Six Month Results

Mortgage Banking Business

Gain on the sale of loans for the six-month period ending June 30, 2003, amounted to $53.2 million. This represents a $46.8 million increase over the same period ending June 30, 2000 when our gain on the sale of loans was $6.4 million. AmNet’s increase in gains on the sale of loans is the result of the increase in its loan production volume. For the six month period ending June 30, 2003 and June 30, 2002, AmNet recorded loan sales volume of $5.1 billion and $954 million respectively. Gains on the sale of loans were offset by a loss on the Company’s derivative financial instruments and market adjustments totaling $11.5 million and $8.4 million for the same periods, respectively.

For the six months ending June 30, 2003, AmNet’s gain on sale of loans of $53.2 million is a combination of various account categories.  Loan premiums of approximately $115.8 million represent the price at which AmNet sold the loans to investors in excess of the principal balance of loans sold. Fee income of approximately $15.1 million represents various charges to brokers for services rendered which are deferred and recognized as part of the gain on the sales of the loans. Gross gain and fee income are offset by capitalized (deferred) loan acquisition costs. The largest deferred cost associated with loan production is yield spread premiums paid to brokers totaling approximately $71.2 million. Other deferred costs include (i) true sale scheduled discount, which is recognized at the time of loan sale, of approximately $4.5 million; (ii) deferred origination costs, which are recognized at the time of loan sale, of approximately $5.7 million and (iii) loan premiums repaid to investors (“premium recapture”) and loan loss reserve costs aggregating approximately $3.1 million. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale.  Gain on the sale of loans of $53.2 million for the six-month period ending June 30, 2003 represents approximately 105 basis points (1.05%) on loan sales of $5.1 billion.  For the same period ending June 30, 2002, gain on the sale of loans was $6.5 million which represented approximately 82 basis points (0.82%) on loan sales of $787 million.

During the first six months of 2003, AmNet incurred net losses on its derivative financial instruments and market adjustments totaling $11.5 million.  For the same period ending June 30, 2002 net losses on derivative financial instruments and market adjustments totaled $8.4 million.  Derivative financial instruments are purchased to offset any loss from market interest rate movement which adversely affects gain on loan sales. During the first six months of 2003, AmNet used forward commitments on mortgage backed securities (TBA) and options to purchase or sell mortgage backed securities as its primary hedging vehicles.  During 2002, AmNet used treasury futures and options on treasury futures as prime hedging vehicles.  Due to declines in yields on mortgages during first six months of 2003, AmNet recorded net losses on derivative financial instruments and market adjustments. These losses were offset by higher gains on the sale of loans during the quarter and in July of 2003.

AmNet recorded interest income of $13.5 million for the six months ended June 30, 2003 and $3.9 million for the same period ending June 30, 2002. Interest expense for the period was $6.1 million. The resulting net interest income earned on loan inventories was $7.4 million, representing 14 basis points (0.14%) on 2003 loan production of $5.3 billion.

Total expenses incurred in the Mortgage Banking Business for the six month period ending June 30, 2003, was approximately $38.9 million. Operating expenses were approximately $32.3 million for the six month period ending June 30, 2003. For the comparable period ending June 30, 2002, there was approximately $10.2 million of operating expenses incurred. The increase was due to the ongoing overhead of AmNet’s mortgage banking operations, which are comprised of regional loan production offices and headquarter operations. For the six months ended June 30, 2003, estimated variable expenses, predominately commissions and contract labor, were approximately $14.7 million which were approximately 28 basis points (0.28%) on $5.3 billion in funded loans. Operating Expenses that were not directly variable totaled $17.7 million, or approximately 33 basis points (0.33%) on $5.3 billion in funded loans for the second quarter of 2003. The table below provides the relationship between fixed, variable and total expenses for the six month period ending June 30, 2003. (dollars in 000’s)

Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses

Employee compensation and benefits	$11,341	$10,253	$21,594
Office and occupancy expense	—	1,188	1,188
Professional fees	547	1,725	2,272
Other operating expense	2,801	4,520	7,321
Total operating expenses	14,689	17,686	32,375
Interest expense	6,122	—	6,122
Total expenses	$20,811	$17,686	$38,497

During the first six months of 2003, we generated an average monthly funded loan volume of $882 million. For the same period ending June 30, 2002 we generated an average monthly funded loan volume of $159 million.

Mortgage Asset Portfolio Business

For the six month period ended June 30, 2003 and 2002, we generated net income of approximately $869 thousand and $10.7 million, respectively.  June 30, 2002 net income includes a litigation settlement of $10.3 million.  Operational net income before income tax (net income less litigation settlement we received in 2002) increased for 2003, although revenue and expense categories declined as a result of a decline of our mortgage asset portfolio from $337.2 million at June 30, 2002 to $203.7 million at June 30, 2003. Excluding the litigation settlement our Mortgage Asset Portfolio operations had revenues matching expenses resulting in no net income for the period. Although there was an increase in net income for 2003, all revenue and expense categories declined as a result of a decline of our mortgage asset portfolio from $337.2 million at June 30, 2002 to $203.7 million at June 30, 2003.  A decline in our portfolio has a resulted in a decrease in net interest income from $10.5 million for the six month period ending June 30, 2002 to $6.2 million for the six month period ending June 30, 2003 and a related decrease on interest expense of $6.1 million to $2.7 million for the same periods and net interest income (interest income less interest expense) of $4.4 million and $3.5 million for the same periods.

During the first six months of 2003, other income decreased approximately $418 thousand over the six month period ended June 30, 2002 from $829 thousand to $411 thousand, primarily due to a decrease of approximately $342 thousand in prepayment penalty income.

For the six month period ended June 30, 2003, total expenses decreased approximately $5.8 million (from $11.1 million to $5.3 million) over the six month period ended June 30, 2002. During 2003, our Company had decreases in all of the major expense categories for this segment of our business as a result of the decrease of $133.5 million in bond collateral. The primary decreases included the following: interest expense decreased approximately $3.4 million; provision for loan losses decreased by approximately $1.4 million and (gain) loss on sale of real estate owned decreased $947 thousand.

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

Our primary cash requirements include:

•                                          funding our mortgage loan originations, loan repurchases or credit losses;

•                                          interest expense or margin call under our warehouse facilities;

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

Cash Generated By and Used In Our Operations

During the six month period  ended June 30, 2003, on a consolidated basis we generated a net positive cash flow of $13.6 million. This net positive number can be better understood by explaining the major components:

Mortgage Banking Business:

•                                          Cash reserves utilized to fund loan inventories and maintain cash collateral accounts in our Mortgage Banking Business were approximately $15.8 million for the first six months of 2003.

Our warehouse line lending agreements allow us to borrow from 98% to 99% of par for each mortgage loan.  These agreements contain restrictive covenants.  As of June 30, 2003, we are in compliance with all covenants associated with these agreements. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded with equity capital. We typically have cash invested totaling between 2% to 4% (including loan repurchases) of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Should we increase the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, the cash reserves necessary to carry loan inventories will increase in direct proportion to the inventory held. Our total warehouse line capacity as of August 8, 2003 was $1.3 billion.

•                                          Cash receipts in excess of cash expenditures in AmNet were approximately $12.7 million for the six months ended June 30, 2003.

Cash receipts consist of proceeds for loan sales and hedging gains, interest on loans held for sale, and fees charged on funded loans. Cash expenditures consist of payments on hedging losses, salary benefits, commissions and other operating expenses.

•                                          Capital expenditures totaled approximately $1.6 million during the six months ended June 30, 2003.

Capital expenditures included approximately $609 thousand in computer hardware, approximately $623 thousand for fixtures and equipment, and approximately $356 thousand for computer software and other equipment.

Our financial condition can be affected by turmoil in world markets, which could directly impact domestic liquidity. We intend to renew existing financing facilities and seek new financing sources as the need arises. There can be no assurance that we will be able to secure new short or long-term financing or that financing will be available on favorable terms.

We anticipate our liquidity will be predominantly impacted by our Mortgage Banking Business. Specifically, we expect to continue to originate approximately $1 billion to $1.5 billion per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. Furthermore, we anticipate greater general and administrative costs associated with the operations of our Mortgage Banking Business. We intend to use cash reserves, borrowings under the warehouse facilities and the Subordinated Loan Agreement and cash flow generated by the mortgage asset portfolio, as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations. We are therefore dependent on significant and increasing levels of warehouse financing to help execute our mortgage banking strategy. Furthermore, we must originate a certain minimum level of loans to remain profitable. See Business Risk Factors.

Mortgage Asset Portfolio Business:

•                                          Net cash flow from our mortgage asset portfolio was positive at approximately $949 thousand for the first six months of 2003.

The Mortgage Asset Portfolio business generates cash from interest and principal received from bond collateral and proceeds from the sale of real estate owned bond collateral. The bond trustees (master servicer) offset this cash by paying interest and principal to bondholders, paying servicer and trustee fees, bond insurance premiums and reimbursing servicers for any advances made on real estate owned dispositions. Any excess cash flow is remitted to us from the bond trustees on a monthly basis. There  are various factors that affect this flow, such as market interest rate changes. Additionally, our bond agreement provisions specify the requirements for over collateralization accounts. If overcollateralization accounts are deficient, this can restrict our receipt of excess cash flow and be used instead by the bond trustee to pay down long-term debt.

Cash flow from the mortgage asset portfolio is expected to decline in 2003 due to a decline in the size of the portfolio and potential increases in overcollateralization accounts.

•                                          Administrative expenditures for our Mortgage Asset Portfolio Business aggregated approximately $1.9 million.

Administrative expenses allocated to our Mortgage Asset Portfolio Business included portfolio management payroll allocations of approximately $477 thousand, general legal expenses of approximately $337 thousand, professional and consulting fees of approximately $133 thousand, director fees of $61 thousand, stock exchange fees of $65 thousand and liability insurance of approximately $149 thousand. Stock exchange fees relate to our change from the New York Stock Exchange to the American Stock Exchange. We expect director fees and general legal and professional expenses to increase due to the implementation of various new corporate governance measures required by the Sarbanes-Oxley Act of 2002.

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

We Expect Our Operating Expenses to Increase, which May Adversely Affect Our Results of Operations

We had net income of approximately $21.7 million for the six month period ending June 30, 2003 which included an income tax benefit of $9.1 million. We expect to incur additional costs and expenses related to the expansion of our sales force and the opening of new regional underwriting centers, as well as the expansion of our management team and establishment of the internal infrastructure necessary to support the growth of our mortgage banking business. If these expenses do not generate adequate revenues, our financial performance will suffer. In addition, these expenses will require the use of cash, which will reduce our ability to fund loans until such time as we generate additional revenues. See “Risks Associated with Our Mortgage Banking Business — Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations.”

We May Not Be Able to Effectively Manage the Growth of Our Business

Recently, we have experienced rapid growth. In the beginning of 2001, we had approximately 20 employees. As of June 30, 2003, we had over 500 employees. Many of these employees have very limited experience with us and a limited understanding of our systems. Many of our financial, operational and managerial systems were designed for a small business and have only recently been adopted or replaced to support larger scale operations. At the same time, we will need to continue to upgrade and expand our financial, technological, operational and managerial systems and policies and procedures. If we fail to manage our growth effectively, our expenses could increase and management’s time and attention could be diverted. If we do not succeed in these efforts, we will be unable to effectively grow and manage the business, and our financial results could be negatively affected.

Risks Associated with Our Mortgage Banking Business

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

As of June 30, 2003 we had warehouse borrowing facilities in place totaling $1.3 billion.  In order to continue to increase loan origination volumes, we must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to expand our current warehouse facilities with JP Morgan/Chase, UBS Warburg and Countrywide Warehouse Lending;

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

The value of the mortgage loans that we originate is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when we have committed to funding the loan and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when we commit to sell or sell the loans to third-party purchasers. These loans are collectively referred to as our loan pipeline. To manage the interest rate risk of our pipeline, we continuously project the percentage of the pipeline loans we expect to close. Because projecting a percentage of pipeline loans that will close is especially difficult during periods of volatile interest rates, we cannot assure that our projections will be accurate. On the basis of such projections, we use forward sale of mortgage loan securities (TBA-MBS), which are classified as derivative instruments. These “hedges” are designed to mitigate the adverse impact interest rate fluctuations on the value of the loan pipeline. Our use of hedges is driven by our estimates as to the percentage of loans that will close, and therefore we cannot provide assurance that our use of derivative securities will offset the risk of changes in interest rates.

If interest rates change unexpectedly, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. We may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of derivative securities, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise, we have and may in the future adjust hedge positions or mandatory sales commitments at a significant cost, adversely affecting our results of operations. This risk is greater during times of volatile interest rates.

Contracting Mortgage Origination Market may Adversely Impact Our Business

We have assumed a contraction in the level of mortgage originations in the remainder of 2003 and 2004 due to generally higher mortgage interest rates and a decline in the level of loan refinancings.  We anticipate higher costs per loan and lower per loan revenue as a direct consequence of the expected market contraction.  Increased market share in existing markets and planned expansion into new markets may be insufficient to prevent an overall decline in results of operations.  The growth of our business may also be adversely impacted due to general market contraction.

Our Hedging Strategies May Not Be Successful in Mitigating Our Risks Associated With Interest Rate Changes

We use forward sale of mortgage loan securities (TBA-MBS), which are classified as derivative financial instruments, to provide a level of protection against interest rate risks. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of our pipeline of rate lock commitments and loans not yet committed for sale. We cannot provide assurance however, that our use of derivatives will offset all of our risk related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the desired effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. If we poorly design strategies or improperly execute transactions we could actually increase our exposure to interest rate risk and potential losses. In addition, hedging strategies involve transaction and other costs. We cannot provide assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Sustain Profitable Operations

We made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support the loan origination business. At June 30, 2003, lease commitments for headquarters and regional offices totaled approximately 119,300 square feet. There were over 500 salaried, commissioned and hourly employees. In order to achieve profitability, our monthly originations must be in the $500 million to $750 million range, such that the expected revenues associated with this loan production exceed fixed and variable overhead costs. Since our revenues are tied directly to the level of loan production, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted, precluding us from fully implementing our mortgage banking strategies.

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

Capital Shortages Could Impede the Ability to Execute Our Mortgage Banking Strategy

Our mortgage banking activities require a significant level of cash reserves and capital to support loan inventories and overhead expense coverage. Additionally, while we utilize warehouse credit facilities to fund our loan origination activity, we must invest cash in our loan inventories approximating 1% to 4% of the cost basis for these loans. We also maintain derivative financial instruments, potentially requiring cash payments as those instruments mature. While we believe our capital base, cash reserves and cash revenues from our mortgage asset portfolio business and mortgage banking revenues will be sufficient to cover overhead expenses, there can be no assurances that capital shortages will not occur, requiring us to raise additional debt or equity capital or decrease or cease our origination activities.

The Nationwide Scope of Our Operations Exposes Us to Risks of Noncompliance with an Increasing and Inconsistent Body of Complex Laws and Regulations at the Federal, State and Local Levels

We originate mortgage loans in many states. We must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret and properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

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

Our Company does not engage in  predatory lending practices and therefore we avoid originating loans that exceed the APR or “points and fees” thresholds as prescribed in predatory lending  laws, rules and regulations. In addition, the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans. If we decide to relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. The growing number of these laws, rules and regulations will likely increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

Competition In The Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

Our success in the mortgage banking strategy will depend, in large part, on our ability to originate quality loans in sufficient quantity such that the gain on sales of loans net of hedge costs are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling quality loans, we will compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating A paper for residential 1-4 unit mortgages, many of which have greater financial resources than us. We will also face competition from companies already established in these markets. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market exceeded $1.2 trillion in 2000 and $2 trillion in 2001, due to both strong home sales and low interest rates. The loan origination market was over a two trillion dollars in 2002 and is projected to be over two trillion dollars in 2003, the overall market size could contract if interest rates rise, increasing competitiveness in the mortgage markets and putting pressure on the market competitors to reduce net revenues to sustain origination volumes and market share. We believe that the variety and competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even if the overall demand for mortgages declines; however, there can be no assurance that we will be able to successfully compete.

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

We Are Subject To Losses Due To Fraudulent Acts On The Part Of Loan Applicants, Employees or Mortgage Brokers

Mortgage brokers who assist loan applicants in obtaining mortgage loans refer all of the mortgage loans originated by us. As such, the loan application, property appraisal, credit report and other supporting documentation are furnished by the mortgage broker and used by our underwriters to make approval or denial decisions. There could be the potential of collusion between the broker and an employee to produce a fraudulent loan. Our employees have limited contact with applicants, and rely on the mortgage broker to obtain and furnish all of the documentation supporting the mortgage loan application. Mortgage brokers may make mistakes in completing the documentation for a loan, leading to an increased risk of our holding a non-saleable loan.

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

We Sell a Substantial Portion of Loans We Originate to a Competitor

We have warehouse line facilities with Countrywide Home Loans, Inc. (Countrywide). We also sell most of our loans to Countrywide. We may have to find other investors for loan sales or be forced to find other sources of warehouse line lending if Countrywide changes its policies and procedures. Either of these results may have an adverse effect on our results of operations.

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

Dependency on Correspondent Investors, Secondary Markets

Our ability to generate gains on the sale of mortgages is largely dependent upon the continuation of correspondent lending programs offered by large correspondent lenders, as well as our continued eligibility to participate in such programs. Although we are in good standing with a number of large correspondent lenders and are not aware of any proposed discontinuation of, or significant reduction in, the operation of such programs, any such changes could have a material adverse effect on our operations. We anticipate that we will continue to remain eligible to participate in such programs, but any significant impairment of such eligibility would materially adversely affect our operations.

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California.

A large proportion of loans (33.3% of all loans closed for the six month period ending June 30, 2003) we fund are concentrated in California. Although we are expanding our operations on the East Coast of the United States in 2003, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent lenders for loans in California, potentially adversely affecting our results of operations and financial condition.

A Housing and Urban Development Department (“HUD”) Proposed Rule to Reform Real Estate Settlement Procedures (“RESPA”) May Adversely Affect the Way We Conduct Business with Mortgage Brokers

HUD is proposing to improve the manner in which yield spread premiums paid to brokers are disclosed by requiring that yield spread premiums (and other mortgage broker compensation) be reported as payments from the lender. The purpose of this would be to have the mortgage broker only receive direct compensation from borrowers and attempt to eliminate disputes regarding improper broker payments. This proposed rule may adversely affect our business by requiring changes in systems and procedures which may cause delays and re-work to meet regulatory requirements.

An Interruption In or Breach of Our Information Systems May Result In Lost Business

We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We utilize proprietary software for our main loan origination system, and this software is not fully documented and we have a limited number of employees who are knowledgeable about this program. We cannot provide assurance you that systems failure or interruptions will not occur, or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

The Success and Growth of Our Business Will Depend Upon Our Ability to Adapt to and Implement Technological Changes

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, and provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing this new technology and achieving proficiency with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

If We Are Unable to Maintain and Expand Our Network of Independent Brokers, Our Loan Origination Business Will Decrease

All of our loan originations of mortgage loans come from independent brokers. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot provide assurance that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which would significantly harm our business, financial condition, liquidity and results of operations.

Our Financial Results Fluctuate As a Result of Seasonality and Other Timing Factors, Which Makes It Difficult To Predict Our Future Performance and May Affect the Price of Our Common Stock

Our business is generally subject to seasonal trends. These trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry. Further, if the closing of a sale of loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be significantly depressed. If our results of operations do not meet the expectations of our stockholders, the price of our common stock may decrease.

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

Bond Collateral Mortgage Loans prepayment rates generally increase when market interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan, geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. We have experienced high levels of prepayments during 1999 through 2000 on the CMO/FASIT segment of our Bond Collateral Mortgage Loan portfolio, due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. In 2001, the same trend occurred in the 99-A and 1999-2 segments of our portfolio, as the loans in these portfolios reached the end of their 2-year fixed rate periods and prepayment penalty clauses expired. The overall rate of prepayments declined slightly for the three month period ending June 30, 2003 (40.4%) decreased from the same period ending June 30, 2002 (44.23%). We anticipate that overall prepayment rates are likely to remain in the 30% to 45% range in 2003. There can be no assurance that prepayment rates will not be higher or that prepayment penalty income will offset premium amortization expense. Accordingly, our financial condition and results of operations could be materially adversely affected.

As of June 30, 2003 approximately 16.3% of our Company’s Bond Collateral Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of thirteen months remaining before prepayment penalties expire.

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

Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans, will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loans and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor’s non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require high loan loss allowances. All of our Bond Collateral Mortgage Loans at June 30, 2003, were originated as sub-prime mortgage loans.

A down-turn in the national economy and the resultant adverse impact on employment rates could adversely affect mortgage loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. Our allowances may be deemed inadequate should economic conditions decline significantly, causing higher than expected defaults and property value decreases. We believe the allowances for loan losses are adequate as of June 30, 2003.

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

Requirements to Maintain Over-collateralization Accounts May Reduce Our Cash Flow and Inhibit Plans for Expansion of the Mortgage Banking Business

In connection with securing long-term debt, virtually all of our Bond Collateral Mortgage Loans have been pledged as collateral to secure long-term debt. Certain over collateralization accounts have been established representing the excess principal amount of these mortgages over the associated bond obligations. Various indenture agreements associated with these securitizations call for the over collateralization levels to be maintained on an ongoing basis depending on the amount of remaining bond obligations as well as the status of delinquency of the underlying bond collateral or the loan loss performance of bond collateral. Although long-term financing agreements are non-recourse, net interest income from some segments of our Bond Collateral Mortgage Loans has in the past, and could in the future, be “trapped” to pay down debt in order for us to achieve our over-collateralization requirements. While we believe that we have sufficient cash reserves and other liquidity to support our planned mortgage banking activities, there can be no assurance that we will not be required to reduce or cease our planned mortgage banking activities should we be required to divert cash flow to maintain over collateralization requirements.

Because Mortgage Assets Are Pledged to Secure Long-Term Debt, We May Not Be Able to Sell Such Assets and Therefore Our Liquidity and Capital Resources May Be Adversely Affected

All of our Company’s bond collateral mortgage assets at June 30, 2003 were pledged as bond collateral to secure long-term debt. These assets are subject to the terms of the long-term debt agreements and may not be separately sold or exchanged. While we may sell our interests in the bond collateral subject to the liens and other restrictions of the long-term debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, we would expect to receive less than our book value should we sell our interest in the bond collateral.

Increases In Short- Term Interest Rates May Increase Our Cost of Borrowings, Which May Reduce Income From Operations

The majority of our Bond Collateral Mortgage Loans have a repricing frequency of six months or less, while substantially all of our borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on these borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of our related mortgage loans. Consequently, increases in short-term interest rates may significantly influence our net interest income. While increases in short-term interest rates will increase the yields on a portion of our adjustable-rate Bond Collateral Mortgage Loans, rising short-term rates will also increase our cost of borrowings. To the extent such costs rise more than the yields on such Bond Collateral Mortgage Loans, our net interest income will be reduced or a net interest loss may result. We may mitigate this “gap” risk by purchasing interest rate hedges (referred to as “caps”), however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing our Company is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We attempt to manage this risk in our Mortgage Banking and Mortgage Asset Portfolio businesses.

Mortgage Banking Business

Interest Rate Risk

Rate lock commitments and mortgage loans held for sale (collectively, loan pipeline) are subject to market price fluctuation until committed for sale. These fluctuations are primarily tied to changes in market interest rates and the relationship of short-term rates to long-term rates. In order to mitigate this risk, a variety of financial derivative instruments (including forward mandatory mortgage security sales (TBA-MBS) and options on TBA-MBS sales) are utilized to hedge or mitigate market price fluctuations. These instruments are classified as derivative financial instruments on our financial statements. Our hedge positions are continually adjusted based on routine and ongoing quantification of our risk, but hedges may or may not be fully successful in complete risk mitigation. In particular, our capital markets personnel must make estimates of the percentage of rate lock commitments expected to close under different interest rate changes. Losses on the sale of mortgage loans not offset by corresponding gains on hedge positions, or hedging activity not offset by corresponding gains on the sale of mortgages, could adversely impact results of operations and our financial position.

Mortgage Asset Portfolio Business

Interest Rate Risk

Our operating results for this business segment will depend in large part on differences between the income earned from our assets (net of credit losses) and our borrowing costs. All of this business segment’s mortgage assets are pledged as collateral for long-term debt (securitizations). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, which creates a mismatch between asset yields and borrowing rates.  Consequently, changes in interest rates, particularly short-term interest rates, may influence the Mortgage Asset Portfolio Business net income. Long-term debt interest rates are tied to LIBOR.  Increases in these rates will tend to decrease net income. A significant increase in short-term interest rates, where the one month LIBOR exceeded 12%, could result in interest expense exceeding interest income and would result in operating losses. In the past, we have attempted to mitigate interest rate gap risk through hedging instruments called Interest Rate Caps. The majority of mortgages held in the portfolio are adjustable rate mortgages (ARM’s) which adjust every six months. Consequently our gap risk is limited and at the present time we do not believe that the cost of hedging our gap risk is justified.  Currently we do not have any Interest Rate Caps in place.

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

Increases in delinquency rates and defaults by borrowers on their mortgages can also negatively impact the financial results of the Mortgage Asset Portfolio Business. We monitor delinquencies and defaults and adjust the loan loss provision and interest reserves accordingly.

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

			If Interest Rates Were To
	June 30, 2003		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$27,240	$27,240	$27,240	$27,240	$27,240	$27,240
Mortgage loans held for sale, net, pledged, (lower of cost or market))	576,297	579,116	572,074	584,241	564,925	589,315
Bond collateral and real estate owned (net)	208,984	214,716	214,203	215,266	213,695	215,844
Derivatives	(927)	(927)	7,151	(6,303)	15,680	(12,503)
Total interest-earning assets	$811,594	$820,145	$820,668	$820,444	$821,540	$819,896

Interest-bearing liabilities:
Short-term debt	$560,352	$560,351	$560,351	$560,351	$560,351	$560,351
Long-term debt, net	176,977	176,978	176,978	176,978	176,978	176,978
Total interest-bearing liabilities	$737,329	$737,329	$737,329	$737,329	$737,329	$737,329

Effect on equity	$74,265	$82,816	$83,339	$83,115	$84,211	$82,567

			If Interest Rates Were To
	June 30, 2002		Increase	Decrease	Increase	Increase
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$12,348	$12,348	$12,348	$12,348	$12,348	$12,348
Mortgage loans held for sale, net, pledged, (lower of cost or market)	210,031	210,031	209,676	210,384	209,139	210,911
Bond collateral and real estate owned (net)	348,175	357,365	356,401	358,538	355,786	359,828
Derivatives	3,630	3,630	4,706	2,229	5,547	—
Total interest-earning assets	$574,184	$583,374	$583,131	$583,499	$582,820	$583,087

Interest-bearing liabilities:
Short-term debt	$205,554	$205,554	$205,554	$205,554	$205,554	$205,554
Long-term debt, net	312,925	312,925	312,925	312,925	312,925	312,925
Due to affiliate	1,964	1,964	1,964	1,964	1,964	1,964
Total interest-bearing liabilities	$520,443	$520,443	$520,443	$520,443	$520,443	$520,443

Effect on equity	$53,741	$62,931	$62,688	$63,056	$62,377	$62,644

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

Bond Collateral and Real Estate Owned

The fair value of Bond Collateral is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans in the bulk mortgage market. Market prices reflect various assumptions as to prepayment rates, loan losses and financing costs. However, due to the fact that our Bond Collateral are pledged to secure long-term debt, there is not a liquid market for such encumbered interests. As such, a significant liquidity discount would be applied.  Since we intend to hold the bond collateral mortgage loans to maturity, such a liquidity discount has not been reflected in fair value.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about May 9, 2003 to each stockholder of record as of April 25, 2003, for its Annual Meeting of Stockholders held June 19, 2003.  At the Company’s Annual Meeting, the stockholders were asked to consider one proposal.

The proposal considered by the stockholders at the Annual Meeting involved the election of two Class III directors. The existing Board of Directors selected two nominees, both of whom ran unopposed and each of whom was then serving as a Class III director.  Jay M. Fuller was a director and decided not to run for re-election to the Board. The nominees of the Board, and the voting results with respect thereto, were:

Name	Votes For	Withheld
John M. Robbins	7,791,388	28,155
Mark J. Riedy	7,681,548	137,995

The following directors’ terms of office continued after the Annual Meeting:  H. James Brown, Ray W. McKewon, John C. Rocchio, Keith Johnson and Richard T. Pratt.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND REPORTS ON 8-K

(a)		Exhibits

	*	3.1	Second Articles of Amendment and Restatement of the Registrant
	**	3.2	Second Amended and Restated Bylaws of the Registrant
	***	4.1	Rights Plan dated February 2, 1999 by and between the Company and American Stock Transfer Company as Rights Agent
		31.1	Section 302 CEO Certification
		31.2	Section 302 CFO Certification
		32.1	Section 906 CEO Certification
		32.2	Section 906 CFO Certification

	*		Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003.
	**		Incorporated by reference to our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002 filed on August 14, 2002
	***		Incorporated by reference to Form 8-K filed on February 17, 1999.
(File No. 001-13485)

(b)		Reports on Form 8-K – The Company filed the following reports on form 8-K during the quarter

		Date	Items
		4/19/2003	Item 7 Exhibits (press releases)
Item 9 Reg. FD Disclosure (information furnished under Item 12)
		5/7/2003	Item 7 (Exhibits (press release)
Item 9 Reg. FD Disclosure (information furnished under Item 12)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

Dated: August 14, 2003	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President
Chief Financial Officer