Form 10-Q
period 2003-09-30
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2003-11-13
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2003

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

☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,855,547 as of October 16, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$44,357	$13,647
Cash and cash equivalents – restricted	2,100	1,125
Mortgage loans held for sale, net, pledged, (lower of cost or market)	367,013	390,125
Bond collateral, mortgage loans, net	181,551	259,851
Bond collateral, real estate owned	4,380	9,527
Accounts receivable – mortgage loans sold/funded	4,552	6,205
Accrued interest receivable	1,387	1,852
Deferred tax asset	9,865	43
Other assets	5,297	2,932
	$620,502	$685,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$352,777	$378,553
Long-term debt, net	153,284	237,456
Derivative financial instruments	3,826	2,307
Accrued interest payable	543	582
Accrued expenses and other liabilities	21,123	6,811
Total liabilities	531,553	625,709

Commitments and contingencies (Note 15)	—	—

Minority interest	122	113

Stockholders’ Equity:
Preferred stock, par value $.01 per share; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,855,547 shares issued and outstanding at September 30, 2003 and 7,862,490 shares issued and outstanding at December 31, 2002	79	79
Additional paid-in-capital	108,655	108,760
Accumulated deficit	(19,907)	(49,354)
Total stockholders’ equity	88,827	59,485
	$620,502	$685,307

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income, unaudited

(in thousands, except per share data)

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002
Revenues
Gain on sales of loans	$9,580	$18,808	$62,760	$25,254
Derivative financial instruments and market adjustments	15,149	(15,202)	3,654	(23,603)
Interest on mortgage assets, net of premium amortization	13,046	7,155	32,684	21,571
Litigation settlement	—	—	—	10,281
Other income	558	245	1,021	1,081
Total revenue, net of derivative financial instruments and adjustments	38,333	11,006	100,119	34,584

Expenses
Employee compensation and benefits	14,030	5,170	36,100	11,868
Interest expense	5,646	4,792	14,456	12,691
Office and occupancy expense	706	383	1,894	1,073
Provision for loan losses	764	1,492	2,478	4,619
(Gain) loss on sale of real estate owned, net	(236)	(281)	(751)	152
Professional fees	1,432	1,225	4,174	3,087
Other operating expenses	5,002	1,771	12,781	4,204
Total expenses	27,344	14,552	71,132	37,694

Income before income taxes	10,989	(3,546)	28,987	(3,110)
Income taxes	3,945	—	9,423	7
Income tax benefit from utilization of REIT net operating losses	(724)	—	(9,865)	—
Net income (loss)	7,768	(3,546)	29,429	(3,117)

Other comprehensive loss
Unrealized loss on retained interest in securitization, net of tax	—	(32)	—	(449)
Total comprehensive income (loss)	$7,768	$(3,578)	$29,429	$(3,566)

Net income (loss) per share of common stock – basic	$0.99	$(0.45)	$3.74	$(0.39)
Net income (loss) per share of common stock - diluted	$0.91	$(0.45)	$3.45	$(0.39)

See accompanying notes to consolidated financial statements

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,429	$(3,117)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of mortgage assets premiums	2,663	7,619
Amortization of CMO capitalized costs	265	455
Provision for loan losses	2,477	4,619
Decrease on retained interest in securitization	—	676
Loss (gain) on sale of real estate owned	(751)	152
Proceeds from sale of mortgage loans held for sale	8,345,391	2,014,496
Mortgage loan originations	(8,322,279)	(2,220,329)
Decrease (increase) in accounts receivable-mortgage loans sold/funded	1,653	(21,848)
Increase in restricted cash	(975)	(750)
Decrease (increase) in derivative financial instruments	1,519	(1,171)
Decrease in accrued interest receivable	465	1,024
Decrease in due from affiliate	—	159
Increase in deferred tax asset	(9,822)	—
Increase in other assets	(2,347)	(933)
Increase (decrease) in accrued interest payable	(39)	373
Increase in accrued and other expenses	14,312	5,366
Decrease in due to affiliate	—	(10)
Increase in minority interest	9	14
Net cash provided by /(used) in operating activities	61,970	(213,205)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans, net	68,782	131,987
Proceeds from sale of real estate owned	10,276	11,319
Net cash provided by investing activities	79,058	143,306
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(25,776)	(149,788)
Increase in net borrowings from short-term debt	(84,437)	220,625
Stock options exercised	(40)	—
Purchase treasury stock	(145)	(236)
Net cash (used in)/provided by financing activities	(110,318)	70,601
Net increase in cash and cash equivalents	30,717	702
Cash and cash equivalents at beginning of period	13,647	10,726
Cash and cash equivalents at end of period	$44,357	$11,428
Supplemental information-interest paid	$15,579	$12,917

Non-cash transactions:
Transfers from bond collateral, mortgage loans, net to real estate owned	$4,378	$13,514

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

The interim financial statements included herein have been prepared by American Residential Investment Trust, Inc., (“AmRIT” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim financial statements and the results of the operations for the interim period ended September 30, 2003, have been included.  Certain reclassifications may have been made to prior interim period amounts to conform to the current presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

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

During the first half of 1998, AmRIT formed American Residential Holdings, Inc. (“Holdings”).  Holdings was created to enable a mortgage backed securitization.  More specifically, a portion of the AmRIT’s non-conforming adjustable-rate and fixed-rate, single-family whole loans (collectively, “Mortgage Loans”), acquisition and finance activities were conducted through Holdings.  AmRIT owns all of the preferred stock of Holdings and has a non-voting 95% economic interest in Holdings. Because AmRIT does not have voting control of Holdings, its investment in Holdings was accounted for under the equity method prior to January 1, 2003. Under the equity method, original equity investments in Holdings were recorded at cost and adjusted by AmRIT’s share of earnings or losses and decreased by dividends received. In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and 2) the equity investors lack an essential characteristic of a controlling financial interest. The Company interprets FIN 46 to require the consolidation of Holdings rather than accounting for Holdings under the equity method.  Prior period financial statements have been restated to include Holdings as a consolidated entity.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities.  In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an “underlying” to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS 149 is effective for contracts entered into or modified after September 30, 2003, except for certain exceptions, and for hedging relationships designated after September 30, 2003.  The Company has determined that SFAS 149 will not have a significant impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  On October 29, 2003, the FASB decided to defer certain provisions of this statement, primarily related to certain mandatorily redeemable interests.  The adoption of this standard had no material impact on the Company’s financial position, results of operations, or cash flows.

Gain on sale as presented in the Consolidated Statements of Operations and Comprehensive Income, contains an allowance for loans which become problem loans prior to sale, as well as reserves for 1) loans which must be repurchased or indemnified under loan sale agreements, and 2) for loans which prepay during the rescission period of investor loan sales.

Stock Options

The Company elected to apply APB Opinion No. 25 in accounting for its equity compensation plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan and, accordingly, no compensation cost has been recognized in the financial statements. SFAS 123 requires pro forma disclosures of expense computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion No. 25.

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

The Company does not recognize compensation cost of stock options, but had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows (in thousands except earnings per share):

Nine Months Ended (unaudited) (in thousands except share data)	September 30, 2003	September 30, 2002

Net earnings (loss) as reported	$29,429	$(3,117)
Deduct: Total stock-based compensation expense determined under fair value based method, net of tax effects	(1,208)	(586)

Pro forma net earnings (loss)	$28,221	$(3,703)
Earnings (loss) per share
Basic as reported	$3.74	$(0.39)
Basic pro forma	$3.59	$(0.47)
Diluted as reported	$3.45	$(0.39)
Diluted pro forma	$3.31	$(0.47)

The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company’s experience.

Note 2.  Concentration of Mortgage Loan Sales

For the nine months ending September 30, 2003, the Company has sold a majority (78%) of the mortgage loans it originates to Countrywide Home Loans, Inc. The Company’s considerations in deciding where to sell loans are price and operational efficiency.  The Company also considers speed of execution and loan product guidelines.  The Company believes that all of the loans it sells currently could be sold to a number of other investors.

Note 3.  Income Per Share

The following table illustrates the computation of basic and diluted income per share (in thousands, except share and per share data):

	For the Three months ended September 30, 2003	For the Three months ended September 30, 2002	For the Nine months ended September 30, 2003	For the Nine months ended September 30, 2002
	(in thousands, except share data)
	(unaudited)
Numerator:
Numerator for basic income (loss) per share	$7,768	$(3,546)	$29,429	$(3,117)
Denominator:
Denominator for basic income per share - weighted average number of common shares outstanding during the period	7,858,733	7,879,229	7,861,665	7,892,563
Denominator for diluted income (loss) per share	8,521,286	7,879,229	8,524,218	7,892,563

Income per share - basic	$0.99	$(0.45)	$3.74	$(0.39)
Income per share - diluted	$0.91	$(0.45)	$3.45	$(0.39)

For the nine months ended September 30, 2003 and 2002 there were 1,119,047 and 1,342,100 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 4.  Mortgage Loans Held for Sale, net, pledged

AmRIT’s subsidiary, American Mortgage Network, Inc. (“AmNet”) has pledged loans held for sale totaling approximately $367.0 million to secure credit lines (warehouse facilities) from three financial institutions. See Note 8, “Short-Term Debt.” Mortgage loans held for sale at September 30, 2003 consist of loans which have been committed for sale of approximately $158.7 million and loans available for sale at approximately $208.3 million, all of which are carried at the lower of cost or market.

Note 5.  Bond Collateral, Mortgage Loans, net

AmRIT has pledged mortgage loans as collateral in order to secure long-term debt.  Mortgage loan bond collateral consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one to four-family residential properties.  All such mortgage loan bond collateral is pledged to secure repayment of the related long-term debt obligation.  All principal and interest (less servicing and related fees) on this bond collateral is remitted to a trustee and is available for payment on the long-term debt obligation.  The obligation under the long-term debt is payable solely from the bond collateral and is otherwise non-recourse to AmRIT. The components of this bond collateral at September 30, 2003 and December 31, 2002 are summarized as follows (dollars in thousands) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At September 30, 2003
Mortgage loans	$9,068	$44,682	$68,690	$31,094	$25,571	$179,105
Unamortized premium	476	998	2,128	909	137	4,648
Allowance for loan losses	(93)	(476)	(866)	(226)	(541)	(2,202)
	$9,451	$45,204	$69,952	$31,777	$25,167	$181,551

Weighted average net coupon	9.13%	9.47%	8.98%	8.86%	9.38%	9.15%
Unamortized premiums as a percent of mortgage loans	5.25%	2.23%	3.10%	2.92%	0.54%	2.59%

At December 31, 2002
Mortgage loans	$15,590	$63,155	$99,214	$45,329	$32,726	$256,014
Unamortized premium	602	1,462	3,481	1,355	409	7,309
Allowance for loan losses	(116)	(1,112)	(771)	(838)	(635)	(3,472)
	$16,076	$63,505	$101,924	$45,846	$32,500	$259,851

Weighted average net coupon	9.17%	9.50%	8.99%	8.86%	9.71%	9.20%
Unamortized premiums as a percent of mortgage loans	3.86%	2.31%	3.51%	2.99%	1.25%	2.85%

The Company maintains an allowance for losses on mortgage loan bond collateral at an amount which it believes is sufficient to provide adequate protection against losses in the mortgage loan portfolio.

Note 6.  Derivative Financial Instruments

The value of the mortgage loans that AmNet originates is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when AmNet has committed to funding the loan and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when AmNet commits to sell or sells the loan to third-party purchasers. These loans are collectively referred to as the loan pipeline. AmNet uses TBA’s and options, or “hedges”, to mitigate the adverse impact interest rate fluctuations can have on the value of the loan pipeline. AmNet’s hedges are designed to protect profit margins on the loan pipeline.  Changes in the value of these derivative instruments closely relate to changes in the value of the loan pipeline. The Company cannot assure however, that AmNet’s use of derivative securities will fully offset the risk of changes in interest rates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks Factors

The following is a summary of AmNet’s forward sales of mortgage- backed securities (MBS) and options on mortgage-backed securities (dollars in thousands) (unaudited):

Security	Notional Amount	Derivative	Short Long	Expiration
FNMA 15 – Year MBS	$223,000	TBA	Short	November 18, 2003 – December 16, 2003
FNMA 30 – Year MBS	$367,500	TBA	Short	October 15, 2003 – December 11, 2003
GNMA 15 – Year MBS	$3,000	TBA	Short	October 20, 2003
GNMA 30 – Year MBS	$88,500	TBA	Short	October 22, 2003 – December 18, 2003
FNMA 30 – Options	$180,000	Puts	Long	November 6, 2003 – December 4, 2003

These derivatives are accounted for as trading securities in the accompanying consolidated financial statements. The increase in fair market value of derivative financial instruments is included in the Consolidated Statements of Operations and Comprehensive Income.

The short and long positions noted in the schedule above represent forward loan sale commitments (TBA’s) (agreements to sell mortgage loans at a future date at a specified rate, a specified price and by a specified time deadline) or options to purchase or sell the underlying security.  Generally, long put and short TBA positions gain in value as market interest rates increase.

At September 30, 2003, AmNet had (i) approximately $158.7 million in mortgage loans committed for sale to specific investors, (ii) $208.3 million in funded loans that had not yet been committed for sale or sold and, (iii) $937 million in rate lock commitments to borrowers.  These mortgage loans are for single-family residences collateralized by first trust deeds.

Derivative financial instruments have several components which total the amount shown on the Consolidated Balance Sheets.  The table below shows these components. (000’s)

Derivative Financial Instruments Components	(unaudited)	December 31, 2002
	September 30, 2003
TBA’s	$(9,959)	$(5,424)
Options	628	151
Fair value of rate lock commitments	5,505	2,966
Total	$(3,826)	$(2,307)

In the Company’s mortgage banking business, determinations of fair market value (“FMV”) are made for hedging instruments the loan pipeline (collectively classified as derivatives).  FMV decisions are made based on consistently applied methods accepted within the financial industry in which the Company operates.  Hedging instruments are marked to market according to similar or identical financial instruments available in the market place at the time of the mark. The loan pipeline mark is determined by recording market prices available for loan sales and deriving a value for those loans, less a factor for loans which will not close (loan fallout) based on Company’s history of loan fallout. By accounting standards, the Company does not recognize any revenue from loan sales until a true sale has taken place. However, if these loans are stated at a value more than could be obtained by sale in the marketplace, a valuation reserve is recorded.

Note 7.  Bond Collateral, Real Estate Owned

The Company owned 80 properties and 148 properties as of September 30, 2003 and December 31, 2002, respectively.  Upon transfer of loans to real estate owned (as a result of default or foreclosure), the Company records a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value less estimated cost of disposal.  As of September 30, 2003 and December 31, 2002, real estate owned, net loss of reserves, totaled approximately $4.4 million and $9.5 million, respectively.

Note 8.  Short-Term Debt

As of September 30, 2003, short-term debt consisted of revolving credit lines (warehouse facilities) used to fund the Company’s lending activities. As of September 30, 2003, mortgage loans held for sale were pledged as collateral for the warehouse facilities. The warehouse facilities of $349.8 million with financial institutions provide for a maximum amount of borrowing capacity of $1.3 billion as of September 30, 2003, with outstanding amounts maturing on various dates within one year secured by mortgage loans held for sale. The table below shows the age of funded loans as of September 30, 2003 (unaudited).

Aging Range	Number of Loans	Warehouse line usage (000’s)	Average Loan Balance (000’s)	% of Total
Less than 30 days	1,867	$307,700	$165	88.0%
30 to 60 days	207	$36,919	$178	10.5%
61 days to 90 days	31	$5,158	$166	1.5%
TOTAL	2,105	$349,777	$166	100.0%

Of the $349.8 million of warehouse line usage at September 30, 2003, $208.6 million was funded through uncommitted warehouse facilities.

Warehouse facilities generally bear interest at LIBOR plus spread (ranging from 2.61% to 2.66% [LIBOR plus spread] per annum average at September 30, 2003). The weighted-average interest rate was 2.63% per annum for the first nine months of 2003 and the facility fee was 0.25% per annum on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of the Company. The Company is in compliance with these covenants at September 30, 2003.

In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bears interest at 12% and matured in December 2002, with provisions for extension of two additional one-year periods at the Company’s option. The Company extended the loan for one year. The Subordinated Loan Agreement contains a number of covenants, including covenants based on tangible net worth, cash flows, net income and liquidity of the Company. The Company is in compliance with these covenants at September 30, 2003. As of September 30, 2003, there was $3 million in borrowings on the Subordinated Loan Agreement.  The maturity date of this loan has been revised by mutual agreement to April 23, 2004.

Note 9.  Long-Term Debt, net

The components of the long-term debt at September 30, 2003 and December 31, 2002, along with selected other information are summarized below (dollars in thousands) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	Total Long-Term Debt
At September 30, 2003
Long-term debt	$8,926	$37,326	$61,667	$21,140	$24,778	$153,837
Capitalized costs on long-term debt	(37)	—	(313)	(203)	—	(553)
Total long-term debt	$8,889	$37,326	$61,355	$20,937	$24,778	$153,284

Weighted average financing rates	2.26%	1.28%	3.27%	1.81%	2.14%	2.34%

At December 31, 2002
Long-term debt	$15,520	$58,369	$94,411	$36,855	$33,116	$238,271
Capitalized costs on long-term debt	(59)	(5)	(447)	(304)	—	(815)
Total long-term debt	$15, 461	$58,364	$93,964	$36,551	$33,116	$237,456

Weighted average financing rates	2.04%	1.55%	3.10%	1.73%	2.44%	2.35%

Note 10. Stock Option Plans

As of September 30, 2003, shares of common stock were reserved for issuance under the Company’s option plans as follows (unaudited):

	1997 Stock Incentive Plan	1997 Stock Option Plan	1997 Employee Stock Purchase Plan	1997 Outside Director Stock Option Plan	Total

Total Options Authorized at 1/1/2003	315,200	1,474,800	20,000	210,000	2,020,000
Total Options Issued	284,800	1,286,800	—	210,000	1,781,600
Options Reserved for Issuance	30,400	188,000	20,000	—	238,400

Stock option activity during the periods presented is as follows (unaudited):

	Number of Options	Weighted-Average Exercise Price

Balance at December 31, 2002	1,244,600	$9.01
Granted	560,500	4.80
Forfeited	(23,500)	(3.17)
Exercised	(13,057)	(3.03)
Balance at September 30, 2003	1,768,543	$7.89

At September 30, 2003, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.69 years. The weighted average exercise price of exercisable outstanding options was $9.32.  At September 30, 2003, 662,553 of the outstanding options were exercisable at prices at or below the current market value for the Company’s Stock and thus are used to calculate earnings per share dilution.  The table below shows options and prices for all outstanding options at September 30, 2003:

Option Exercise Price Range	Vested	Unvested	Number of Options

$1.75 to $3.00	89,285	105,215	194,500
$3.01 to $5.00	196,568	335,432	532,000
$5.01 to $7.50	302,825	22,875	325,700
$7.51 to $10.00	83,500	93,000	176,500
$10.01 to $12.50	286,675	2,625	289,300
$12.51 to $15.00	263,600	0	263,600
	1,222,453	559,147	1,781,600

The per share weighted-average fair value of stock options granted between July 1, 2003 and September 30, 2003 was $8.17; April 1, 2003 and June 30, 2003 was $5.03; and between January 1 and March 31, 2003 was $1.33 on the dates of grant using the Black-Scholes option-pricing model, applied through Equity Edge program software using the following weighted-average assumptions (unaudited):

	March 31, 2003	June 30, 2003	September 30, 2003

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.78%	2.46%	2.85%
Expected volatility	31.50%	45.92%	59.83%
Expected life (years)	5	5	5

.

Note 11.  Business Segments

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

The table below reflects the third quarter and nine month statement of operations activity by segment.

American Residential Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations by Business Segment, unaudited
(in thousands)

	For the Three Months ended September 30, 2003 Mortgage Banking	For the Three Months Ended September 30, 2003 Mortgage Asset Portfolio	For the Three Months Ended September 30, 2003 Combined Segments	For the Nine Months Ended September 30, 2003 Mortgage Banking	For the Nine Months Ended September 30, 2003 Mortgage Asset Portfolio	For the Nine Months Ended September 30, 2003 Combined Segments
Revenues
Gain on sales of loans, net	$9,580	$—	$9,580	$62,760	$—	$62,760
Derivative financial instruments and market adjustments, net:
Derivative financial instruments - forward commitments and options	4,194	—	4,194	1,115	—	1,115
Market adjustment on interest rate lock commitments	10,955	—	10,955	2,539	—	2,539
Total derivative financial instruments and market adjustments	15,149	—	15,149	3,654	—	3,654
Interest on mortgage assets, net of premium amortization	10,381	2,665	13,046	23,843	8,841	32,684
Other income	24	534	558	76	945	1,021
Total revenue	35,134	3,199	38,333	90,333	9,786	100,119

Expenses
Employee compensation and benefits	13,893	137	14,030	35,487	613	36,100
Interest expense	4,535	1,111	5,646	10,656	3,800	14,456
Office and occupancy expense	706	—	706	1,894	—	1,894
Provision for loan losses	—	764	764	—	2,478	2,478
Gain on sale of real estate owned, net	—	(236)	(236)	—	(751)	(751)
Professional fees	1,455	(23)	1,432	3,728	446	4,174
Other operating expenses	4,786	216	5,002	12,107	674	12,781
Total expenses	25,375	1,969	27,344	63,872	7,260	71,132

Income before income taxes	9,759	1,230	10,989	26,461	2,526	28,987
Income taxes	3,547	398	3,945	8,596	827	9,423
Income tax benefit from utilization of REIT net operating losses	(724)	—	(724)	(9,865)	—	(9,865)
Net income	$6,936	$832	$7,768	$27,730	$1,699	$29,429

An income tax benefit from utilization of REIT net operating losses is expected for 2003 due to the taxable income generated by the mortgage banking business, and accordingly this benefit is attributable to the mortgage banking segment.

	For the Three Months ended September 30, 2002 Mortgage Banking	For the Three Months Ended September 30, 2002 Mortgage Asset Portfolio	For the Three Months Ended September 30, 2002 Combined Segments	For the Nine Months ended September 30, 2002 Mortgage Banking	For the Nine Months Ended September 30, 2002 Mortgage Asset Portfolio	For the Nine Months Ended September 30, 2002 Combined Segments
Revenues
Gain on sales of loans, net	$18,808	$—	$18,808	$25,254	$—	$25,254
Derivative financial instruments and market adjustments, net:
Derivative financial instruments Treasury futures	(8,000)	—	(8,000)	(18,123)	—	(18,123)
Derivative financial instruments - forward commitments and options	(9,668)	—	(9,668)	(9,791)	—	(9,791)
Market adjustment on interest rate lock commitments	2,466	—	2,466	4,311	—	4,311
Total derivative financial instruments and market adjustments	(15,202)	—	(15,202)	(23,603)	—	(23,603)
Interest on mortgage assets, net of premium amortization	4,159	2,998	7,155	8,051	13,520	21,571
Litigation settlement	—	—	—	—	10,281	10,281
Other income	2	243	245	8	1,073	1,081
Total revenue	7,767	3,241	11,006	9,710	24,874	34,584

Expenses
Employee compensation and benefits	5,034	136	5,170	11,578	290	11,868
Interest expense	2,409	2,383	4,792	4,234	8,457	12,691
Office and occupancy expense	383	—	383	1,073	—	1,073
Provision for loan losses	—	1,492	1,492	—	4,619	4,619
Loss on sale of real estate owned, net	—	(281)	(281)	—	152	152
Professional fees	717	508	1,225	1,682	1,405	3,087
Other operating expenses	1,573	200	1,771	3,618	586	4,204
Total expenses	10,116	4,438	14,552	22,185	15,509	37,694

Income before income taxes	(2,350)	(1,197)	(3,546)	(12,475)	9,365	(3,110)
Income taxes	—	—	—	1	6	7
Net income (loss)	$(2,350)	$(1,197)	$(3,546)	$(12,476)	$9,359	$(3,117)

For the purpose of internal management reporting, the Company records intersegment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Intersegment assets and liabilities eliminated for consolidation purposes were $24.4 million for the three month period ending September 30, 2003.

Note 12.  Subsequent Events

On October 1, 2003, the Company secured an additional warehouse facility of $100 million from GMAC Residential Funding Corporation.  As a result, total warehouse line capacity increased to $1.4 billion.

Note 13.  Income Taxes

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

As a result of the conversion to fully taxable status, an income tax benefit and related deferred tax asset of $9.9 million after valuation allowance was recorded through September 30, 2003.  The deferred tax asset will be reduced by realization of income tax provisions over time.  In addition, the Company recorded an income tax expense for the nine months ended September  30, 2003 of $9.4 million.  This expense offset the income tax benefit. In calculating the Company's tax expense the Company estimated its combined federal and state tax rate was estimated to be 33% for this period.

Note 14.  Commitments and Contingencies

The Company has used, and will continue to use, TBA’s to help mitigate the loan pipeline exposure ($937 million in locked loans at September 30, 2003) to market interest rate fluctuations (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Mortgage Banking Business).  These commitments provide that the Company agrees to sell an established volume of mortgage loans to a particular institution at a fixed price.  An established time frame, or settlement date is also agreed upon. The Company could incur a loss if the loan volume committed for sale is not delivered

In the normal course of business, there are various outstanding commitments and contingent liabilities that have not been reflected in the consolidated financial statements.  In addition, in the normal course of business, there are various other outstanding legal and administrative proceedings.  In the opinion of management, after consultation with legal counsel, the financial position and results of operations of the Company will not be affected materially as a result of such commitments and contingent liabilities or by the outcome of such legal or administrative proceedings.

Leases – The Company leases office space for its headquarters in San Diego, California; for various branch offices across the continental United States of America and for certain equipment under operating leases expiring at various dates through 2008.

As of September 30, 2003, the minimum future lease payments under non-cancelable operating leases were as follows (dollars in thousands)(unaudited):

Three Months Ending:
2003	$605
Years Ending:
2004	2,521
2005	2,206
2006	1,070
2007	777
2008	362

Total	$7,541

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

•                                           AmNet’s intention to expand operations in 2004 and the expected costs of doing so;

•                                           AmNet’s intention to continue to try and hedge against market fluctuations in interest rates and protect profit margins on the loan pipeline, the instruments AmNet intends to use and the expected inverse relationship of gains on hedging to margins on loan sales;

•                                           our expectation of selling loans on a service-released basis within approximately 30 days from origination;

•                                           the expected correlation of our profitability to loan origination volume;

•                                           the anticipated impact from the adoption of SFAS 149 and SFAS 150;

•                                           management’s expectations of what outstanding commitments and contingent liabilities and legal and administrative proceedings will not materially affect the Company’s financial position or results of operations;

•              our anticipated accounting treatment for option grants

•                                           AmNet’s belief that it will continue to qualify for correspondent lending programs and its ability to find alternative buyers for loans it originates;

•                                           AmNet expectations regarding delivery of a majority of loans it originates to Countrywide Home Loans, Inc.;

•                                           the expected concentration of AmNet’s loans in California;

•                                           our expectation that interest rates may rise and the anticipated effect on various aspects of our business from changes in interest rates, including increased per loan costs of loan generation and changes in the value of our loans and our derivatives;

•                                           our beliefs regarding future prepayment rates and their effect and anticipated prepayment penalties;

•                                           our expectation that revenues and cash flow from our Mortgage Asset Portfolio Business will continue to decline;

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

•                                           the expected effect of seasonality on our business;

•                                           our intent to hold mortgage loan bond collateral to maturity; and

•                                            our expected increasing reliance on information technology systems and the necessity of developing and upgrading such systems.

•              future impact of California wildfires

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

Introduction

Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to fundamentally shift the strategic direction of the Company to mortgage banking. We began implementation in 2001 by forming American Mortgage Network, Inc. (“AmNet”), a wholly owned subsidiary, to engage in mortgage banking activities. AmNet originates mortgage loans to prime credit quality borrowers secured by first trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (31.0% of loans originated in the first nine months of 2003). We sell the loans that we originate to institutional purchasers on a servicing-released basis.

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

•                                            Gain on loan sales. We currently sell the loans that we originate to institutional purchasers, on a servicing-released basis for cash. We record the difference between the sale price of loans that we have sold and our cost to originate the sold loans as gain on loan sales revenue. We recognize revenue at the time that we complete the loan sale, which is generally when we receive loan sale proceeds from the purchaser.  Gain on loan sales also includes fees we charge for loan origination such as underwriting fees, loan document preparation fees and wiring fees

•                                            Hedging. Hedging instruments are used to help mitigate exposure to interest rate fluctuation. The gains or losses from this activity will correspond to revenue derived from loan sales. Typically higher than expected gains from the sale of loans will be offset by hedging losses, while lower than expected gains from the sale of loans will be offset by hedging gains. Therefore hedging gains or losses are included in the consolidated statements of Operation and Comprehensive Income as derivative financial instruments and market adjustments.

We continue to generate revenue from our Mortgage Asset Portfolio Business, although we expect that revenues from this segment of our business will continue to decline. We generate revenue on the interest we receive on the mortgage loans we hold for investment. Our primary expense is the interest we pay on borrowings used to fund our mortgage loan portfolio.

Our mortgage banking operations have grown significantly in 2002 and 2003 and represented 51.4% of our 2002 revenue and 90.1% of the first nine months 2003 revenue. Also during the first nine months, seven branch offices were opened and the number of employees increased from over 300 to over 650 employees. At the same time, the Mortgage Asset Portfolio Business has significantly declined as mortgage loans in our portfolio have prepaid and have not been replenished.

As a result of the change in focus of our Company’s strategic direction and the decision to emphasize taxable operating activities and retain earnings for growth, our shareholders, based upon a recommendation from our Board of Directors, approved two proposals that permitted us to amend our charter documents to terminate our status as a REIT. In February of 2003 we notified the Internal Revenue Service of our decision to de-REIT, effective for the tax year beginning January 1, 2003.  As a REIT, we generally did not pay federal taxes at the corporate level on income we distributed to stockholders. We have not distributed income to our stockholders since January of 2001.

Effective January 1, 2003, we became an income tax paying entity, and as such we recognized deferred tax assets that are largely a result of previous net operating losses.  We have also recorded significant tax benefits in 2003 in our Statement of Operations and Comprehensive Income. We do not expect to record similar significant benefits in 2004. See "Critical Accounting Policies" below.

Upon termination of our REIT status, we were no longer eligible for listing on the New York Stock Exchange. As of January 31, 2003, we moved from the New York Stock Exchange to the American Stock Exchange. Our ticker symbol, INV, remains the same.

Mortgage Banking Business

Summary

AmNet originates mortgage loans referred by independent mortgage brokers for subsequent sale on a servicing-released basis to large financial institutions.

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

We funded $8.3 billion in home loans during the nine month period ending September 30, 2003. For the twelve month period ending December 31, 2002, we funded $4.2 billion in home loans. As of September 30, 2003, we had over 650 loan production and loan operations employees. As of September 30, 2003, we operated fifteen regional centers and seven satellite centers around the continental United States of America.

We borrow funds under our credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing-released basis. As of October 1, 2003 we have four warehouse facilities that enable us to borrow up to an aggregate of $1.4 billion. We are allowed to borrow from 96% to 99% of the loan balance (par) and must comply with various lender covenants restricting, among other things, our absolute level of leverage and minimum levels of cash reserves. We expect to increase our warehouse borrowing facilities to enable increased loan production.

We currently sell all loans we fund on a servicing-released basis, usually within 30 days of funding. The table below shows the age of funded loans as of September 30, 2003.

Aging Range	Number of Loans	Warehouse line usage (000’s)	% of Total
Less than 30 days	1,867	$307,700	88.0%
30 to 60 days	207	36,919	10.5%
61 days to 90 days	31	5,158	1.5%
TOTAL	2,105	$349,777	100.0%

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

Our accounting policies relating to the valuation procedures listed below have not changed in the nine month period ending September 30, 2003:

•  Provision for loan losses

•  Derivative financial instruments

•  Premium amortization on bond collateral, mortgage loans

•  Gain on sale of loans

Please refer to the Company Form 10-K for the one-year period ending December 31, 2002, for a detailed discussion of these procedures.

Income taxes and benefits.

During 1997, the Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended.  As a result of this election, the Company generally was not taxed at the corporate level on the income distributed to the Company’s shareholders.  On July 19, 2002, the shareholders of the Company approved two proposals that allowed the conversion of the Company from a REIT to a fully taxable entity, effective January 1, 2003.  On February 7, 2003, the Company filed a notice with the Internal Revenue Service of its decision to de-REIT, effective beginning January 1, 2003.

As a result of its profitability and conversion to a taxable entity, in 2003 the Company has experienced three significant changes that affect the taxes reported in its operating results:

•              As of December 31, 2002, the Company’s AmNet division had a net deferred tax asset of $3.4 million (comprised primarily of net operating losses (“NOLs”) and allowance for loan losses) which was fully offset by a valuation allowance as management believed that it was more likely than not that this deferred tax asset would not be realized.  However, as a result of AmNet’s current profitability, management believes that a significant portion of  this deferred tax asset will be realized.  Accordingly, the valuation allowance has been reduced and tax benefits have been recorded for the first three quarters of 2003.  The income tax expense of the Company’s AmNet division has been partially reduced by these tax benefits. Moreover, as the Company projects future taxable income, any remaining valuation allowance if any, will be reduced accordingly, with a corresponding reduction in the Company’s income tax expense.  Management expects by year-end that there will be no remaining valuation allowance for its mortgage banking business segment.

•              As of January 1, 2003, the Company’s REIT division recorded a net deferred tax asset of $12.4 million (comprised primarily of NOLs and tax assets related to the Company’s securitizations) as a result of the conversion of the Company to a taxable status.  This  deferred tax asset was fully offset by a valuation allowance as management believed it was more likely than not that this deferred tax asset would not be realized.  However, as a result of AmNet’s current profitability management believes that this deferred tax asset will be realized.  Accordingly, the Company has reduced its valuation allowance and recorded a tax benefit.  Although this benefit is primarily the result of the utilization of net operating losses incurred in the mortgage asset portfolio segment, because the tax benefit is the result of  taxable income generated by the mortgage banking business segment, the benefit is recorded in this segment.  In the Company’s Consolidated Statements of Operations, this benefit is reported as a separate line item titled “Income tax benefit from utilization of REIT net operating losses” and is referred to below as “the REIT related tax benefit.”  As the Company projects future taxable income, any remaining valuation allowance will be reduced accordingly, with a corresponding increase to the REIT related tax benefit.  Management expects by year-end that there will be no valuation allowance except for $1.9 million of capital losses (which will expire in 2003) for its mortgage asset portfolio business.

•              As a result of the termination of the Company’s REIT status, the Company records an income tax expense on its pretax income. in both segments

The income tax rates used by the Company to calculate its income tax expense and the amount recorded by the Company for the REIT related tax benefit are both determined based on management’s projected future taxable income. Because a significant portion of the Company’s income is earned from the Company’s mortgage banking operations, which are relatively new and have been expanding rapidly, management’s estimates of future taxable income may not be accurate.   Accordingly the Company’s actual income tax expense incurred could be different.

The Company has calculated its income tax expense for the nine months ended September 30, 2003 using an effective tax rate of approximately 32.5%. As a result, the Company recorded an income tax expense for the combined segments for the nine months ended September 30, 2003 of $9.4 million.  The Company also recorded a  REIT related tax benefit of $9.9 million for this period.

The Company does not expect to record benefits from the reduction in AmNet’s valuation allowance. in 2004.  Accordingly, the Company expects to calculate its income tax expense for 2004 using an effective tax rate of approximately 42%.   In addition, the Company does not expect to record a REIT related tax benefit in 2004. These factors will result in a significant negative impact on 2004 after tax earnings in comparison to 2003.

Management’s Financial Analysis

We earn interest income and incur interest expense in both segments of our operations.  In the Mortgage Banking Business, AmNet earns interest on a loan from the date the loan is funded until final disposition of the loan sale.  Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held.  To the extent AmNet funds loans with borrowings under its warehouse facilities, it records interest expense based on the same factors.  Similarly, in the Mortgage Asset Portfolio Business, we generate revenue from the interest we receive on the mortgage loans we hold for investment and we incur interest expense on the borrowings used to fund our loan portfolio.

Because the interest income and interest expense in each segment of our business are closely related and dependant on many of the same factors, in particular the volume of loans we originate or hold for investment, management believes that it is helpful in understanding our operations to analyze the impact of interest income and expense together within each segment of our operations.  For this reason, the discussion below provides information regarding the net interest income (interest income less interest expense) generated by each segment.  Management believes that this is consistent with how financial analysts typically consider interest in analyzing mortgage banking operations.  This reasoning also applies in our discussion of the Mortgage Banking Business expenses.  The explanation of expenses includes a discussion of our operating expenses, which excludes interest expense.

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

Results of Operations

Three Month Results

Mortgage Banking Business

Gain on the sale of loans for the three-month period ending September 30, 2003, amounted to $9.6 million. This represents a $9.2 million decrease from the same period ending September 30, 2002 when our gain on the sale of loans was $18.8 million. AmNet loan production volume increased from $1.3 billion for the quarter ending September 30, 2002 to $3.0 billion for the quarter ending September 30, 2003.  However, interest rates were increasing during the quarter ending September 30, 2003 and therefore loan value decreased during the period, whereas interest rates were decreasing in the quarter ended September 30, 2002 and accordingly loan values increased.  Gains on the sale of loans were augmented by a gain of $15.1 million on the Company’s derivative financial instruments and market adjustments for the quarter ending September 30, 2003 while a loss was incurred of $15.2 million for the three month period ending September 30, 2002.

For the three months ending September 30, 2003, AmNet’s gain on sale of loans of $9.6 million is a combination of various account categories.  Loan premiums of approximately $52.5 million represent the price at which AmNet sold the loans to investors in excess of the principal balance of loans sold. Fee income of approximately $8.5 million represents various charges to brokers for services rendered, which are deferred and recognized as part of the gain on the sales of the loans. Gross gain and fee income are offset by capitalized (deferred) loan acquisition costs. The largest deferred cost associated with loan production is yield spread premiums paid to brokers totaling approximately $45.8 million. Other deferred costs include (i) true sale scheduled discount, which is recognized at the time of loan sale, of approximately $4.7 million; (ii) deferred origination costs, which are recognized at the time of loan sale, of approximately $4.1 million and (iii) loan premiums repaid to investors (“premium recapture”) and loan loss reserve costs aggregating approximately $1.6 million. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale.  Gain on the sale of loans of $9.6 million for the three-month period ending September 30, 2003 represents approximately 29 basis points (.29%) on loan sales of $3.2 billion but were augmented by hedging gains (see paragraph below).  For the same period ending September 30, 2002, gain on the sale of loans was $18.8 million which represented approximately 149 basis points (1.49%) on loan sales of $1.3 billion but were offset by hedging losses. (See paragraph below.)

During the third quarter of 2003, AmNet incurred net hedging gains on its derivative financial instruments and market adjustments on derivative financial instruments totaling $15.1 million.  For the same period ending September 30, 2002 net losses on derivative financial instruments and market adjustments totaled $15.2 million.  Derivative financial instruments are purchased to try to offset any loss from market interest rate movement which adversely affects gain on loan sales. During the third quarter of 2003, AmNet used forward commitments on mortgage-backed securities (TBA) and options to purchase or sell mortgage-backed securities as its primary hedging vehicles. At the end of the second quarter interest rates began to increase which added value to our hedging instruments and reduced the value of our loan pipeline.  Due to increases in yields on mortgages during most of the third quarter of 2003, AmNet recorded gains on hedging instruments and market adjustments. These gains were offset by lower gains on the sale of loans during the quarter.  During the first six months of 2002, AmNet used treasury futures and options on treasury futures as prime hedging vehicles.  In the following periods through September 30, 2003, forward commitments on mortgage-backed securities (TBA) and options to purchase or sell mortgage-backed securities are used as our primary hedging vehicles.

AmNet recorded interest income of $10.4 million for the three months ended September 30, 2003 and $4.2 million for the same period ending September 30, 2002.  AmNet earns interest on a loan from the date the loan is funded until it is sold. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale.  Volume of loans increased period over period ($1.3 billion for the three months ending September 30, 2002 and $3.0 billion for the three month period ending September 30, 2003).  Holding time prior to sale remained relatively constant between periods while interest rates increased between periods.  Therefore, interest income increased primarily due to an increase in loan volume and to a lesser extent higher interest rates.  To the extent AmNet funds loans with borrowings under its warehouse facilities, it records interest expense based on the same factors. Interest expense for the period was $4.5 million. The resulting net interest income earned on loan inventories was $10.4 million, representing 34 basis points (0.34%) on loan production in the third quarter of $3.0 billion.  For the three months ending September 30, 2002, interest expense was $2.4 million.  The resulting net interest income earned on loan inventories was $1.7 million, representing 14 basis points (0.14%) on loan production of $1.3 billion.

Total expenses incurred in the Mortgage Banking Business for the three month period ending September 30, 2003, were approximately $25.4 million. Operating expense which included all expenses except interest expense, was approximately $20.9 million for the three month period ending September 30, 2003. For the comparable period ending September 30, 2002, there were approximately $10.1 million of total expenses of which $7.7 million were operating expenses.  The increase was due to the increased overhead of AmNet’s mortgage banking operations, which are comprised of regional loan production offices and headquarter operations. For the three months ended September 30, 2003, estimated variable expenses, predominately commissions and contract labor, were approximately $9.3 million which were approximately 31 basis points (0.31%) on $3.0 billion in funded loans. Operating Expenses that were not directly variable to the level of loan production were estimated at $11.6 million, or approximately 38 basis points (0.38%) on $3.0 billion in funded loans for the third quarter of 2003.

The table below provides the relationship between fixed, variable and total expenses for the three month period ending September 30, 2003. (dollars in 000’s)

Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses

Employee compensation and benefits	$7,128	$6,765	$13,893
Office and occupancy expense	—	706	706
Professional fees (contract labor, legal, accounting)	380	1,075	1,455
Other operating expense	1,767	3,019	4,786
Total operating expenses	9,275	11,565	20,840
Interest expense	4,535	—	4,535
Total expenses	$13,810	$11,565	$25,375

Interest rates began to rise from historic lows during the third quarter of 2003.  Although interest rate movements are difficult to predict, rates are expected to continue their upward movement for the remainder of 2003.  We expect that the total number of home purchase and refinancing transactions to decline, causing a significant overall contraction of the loan origination market. Our financial projections for the remainder of 2003 assume a significant contraction in the size of the market and total funded loan volume of approximately $10.5 billion for 2003. During the third quarter of 2003, we generated an average monthly funded loan volume of $1.1 billion. For the same period ending September 30, 2002 we generated an average monthly funded loan volume of $421 million.  In formulating our financial projections, we anticipate higher costs per loan and lower per loan revenues as a direct consequence of the expected market contraction. We expect continued quarterly profitability in our mortgage banking business. We expect interest rates to rise for the remainder of 2003 and during periods of rising rates, we would expect to see an increase in the value of our hedges and a corresponding decrease in the value of our loan pipeline.

There is a degree of seasonality to our business.  Spring and summer seasons are typically stronger home buying months than other parts of the year.  We may expect somewhat lower loan volume in the remainder of 2003 as a result of this seasonality.

The income tax expense recorded for the third quarter of 2003 was $3.5 million and our effective federal and state tax rate for this segment was estimated to be 34.7%.  The Company also recorded a REIT related tax benefit of $724 thousand for this period.

Mortgage Asset Portfolio Business

For the third quarters ended September 30, 2003 and 2002, we generated net income of approximately $832 thousand and a net loss of $1.2 million respectively.  Net income before income tax increased in 2003, even as revenue and expense categories declined as a result of a decline of our mortgage asset portfolio from $294.4 million at September 30, 2002 to $181.6 million at September 30, 2003. Our decision to discontinue portfolio acquisitions beginning in 2000 and continuing to date has resulted in a decline in the size of Bond Collateral Mortgage Loan portfolio. The Mortgage Asset Portfolio business derives income from the difference in interest received on bond collateral and interest paid on bonds. A decline in our portfolio has resulted in a decrease in interest income from $3.0 million for the three month period ending September 30, 2002 to $2.7 million for the three month period ending September 30, 2003 and a related decrease on interest expense of $2.4 million to $1.1 million.  For the same periods net interest income (interest income less interest expense) increased from $0.6 million and $1.6 million.

Net interest income is the primary source of revenue in this segment of our business. The weighted average interest rate we receive from our bond collateral was 9.2% at September 30, 2003 and was 9.3% at September 30, 2002, while the weighted average interest rate we paid was 2.3% and 2.7% for the same periods, respectively.  Although the difference between interest rate income and interest rate expense is relatively large, our net income for the three month period ending September 30, 2003 was relatively low at approximately $832 thousand, because of an increase in certain costs, including premium amortization and credit loss provisions.  As our portfolio balances continue to decline, we find that a key expense item continues to be premium amortization. and credit losses. Our portfolio has been declining in size rapidly as a result of borrowers refinancing their mortgages which necessitates writing off our premium at accelerated rates. Credit losses on collateral also remain as a significant portion of total mortgage asset portfolio business expenses.

Most of the intermediate adjustable rate mortgages in the CMO/FASIT, 1999-1, 1999-A, 1999-2 and 2000-2 segments of the Bond Collateral Mortgage Loans portfolio have reached their first contractual interest rate adjustment and prepayment penalty clauses on the underlying pool of loans have expired or declined, resulting in a higher probability of refinancing (principal prepayments). There can be no assurance that prepayment rates will not increase. Our financial condition and results of operations could be materially adversely affected if prepayment levels increase significantly.

During the third quarter of 2003, other income increased approximately $291 thousand over the three month period ended September 30, 2002 from $243 thousand to $534 thousand, primarily due to a distribution of approximately $363 thousand from our investment in the 1998-1 REMIC.

For the three month period ended September 30, 2003, total expenses decreased approximately $2.4 million (from $4.4 million to $2.0 million) over the three month period ended September 30, 2002. During 2003, our Company had decreases in all of the major expense categories for this segment of our business mainly as a result of the decrease of $113 million in bond collateral. The primary decreases included the following: interest expense decreased approximately $1.3 million; provision for loan losses decreased by approximately $728 thousand and professional fees decreased $532 thousand.  The professional fee decrease was a result of litigation costs in 2002.

As of September 30, 2003, this segment of our business had bond collateral (net of reserves) which totaled $185.9 million.  The table below indicates how this total is segregated by delinquency type:

Description	Total (000’s)	% of Total

Regular	$149,079	80.2%
Bankruptcy	$15,579	8.4%
Foreclosure	$14,447	7.8%
Unamortized Premium	$4,648	2.5%
Credit Reserve	$(2,202)	-1.2%
Subtotal	$181,551

REO	$6,763	3.6%
REO Reserve	$(2,383)	-1.3%
REO Total	$4,380

Total Bond Collateral	$185,931	100%

The income tax expense recorded for the Mortgage Asset Portfolio Business for the third quarter of 2003 was $398 thousand and our effective tax rate for this segment was 32.4%.

Nine Month Results

Mortgage Banking Business

Gain on the sale of loans for the nine month period ending September 30, 2003, amounted to $62.8 million. This represents a $37.6 million increase over the same period ending September 30, 2002 when our gain on the sale of loans was $25.3 million. AmNet’s increase in gains on the sale of loans is the result of the increase in its loan production volume.  Our gains over the first six months of this period were $53.2 million on loan production of $5.3 billion while gains slowed in the following three month period ($9.6 million on loan production of $3 billion) as a result of rising interest rates. For the nine month period ending September 30, 2003 and September 30, 2002, AmNet recorded loan sales volume of $8.3 billion and $2.2 billion respectively.  For the nine months period ending September 30, 2003 a gain of $3.7 million was recorded on the Company’s derivative financial instruments and market adjustments.  Gains on the sale of loans were offset by a loss on the Company’s derivative financial instruments and market adjustments for the nine month period ending September 30, 2002 totaling $23.6 million.

For the nine months ending September 30, 2003, AmNet’s gain on sale of loans of $62.8 million is a combination of various account categories.  Loan premiums of approximately $168.3 million represent the price at which AmNet sold the loans to investors in excess of the principal balance of loans sold. Fee income of approximately $23.6 million represents various charges to brokers for services rendered, which are deferred and recognized as part of the gain on the sales of the loans. Gross gain and fee income are offset by capitalized (deferred) loan acquisition costs. The largest deferred cost associated with loan production is yield spread premiums paid to brokers totaling approximately $112.5 million. Other deferred costs include (i) true sale scheduled discount, which is recognized at the time of loan sale, of approximately $265 thousand; (ii) deferred origination costs, which are recognized at the time of loan sale, of approximately $9.8 million and (iii) loan premiums repaid to investors (“premium recapture”) and loan loss reserve costs aggregating approximately $3.7 million. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale.  Gain on the sale of loans of $62.8 million for the nine month period ending September 30, 2003 represents approximately 74 basis points (.74%) on loan sales of $8.3 billion.  For the same period ending September 30, 2002, gain on the sale of loans was $25.3 million which represented approximately 114 basis points (1.14%) on loan sales of $2.2 billion.

During the first nine months of 2003, AmNet incurred net gains on its hedging instruments and market adjustments totaling $3.7 million.  For the same period ending September 30, 2002 net losses on hedging instruments and market adjustments totaled $23.6 million.  Derivative financial instruments are purchased to attempt to offset losses from market interest rate movement which adversely affects gain on loan sales. During the first nine months of 2003, AmNet used forward commitments on mortgage-backed securities (TBA) and options to purchase or sell mortgage-backed securities as its primary hedging vehicles.  AmNet used treasury futures and options on treasury futures as prime hedging vehicles for the first six months of 2002 and then switched to forward commitments on mortgage backed securities (TBA) and options on TBA’s.  Due to increases in yields on mortgages during first nine months of 2003, AmNet recorded net gains on derivative financial instruments and market adjustments. These gains were offset by lower gains on the sale of loans during the third quarter (due to rising interest rates).

AmNet recorded interest income of $23.8 million for the nine months ended September 30, 2003 and $8.1 million for the same period ending September 30, 2002.  Holding time prior to sale remained relatively constant between periods while interest rates increased between periods overall.  However, during the nine month period ending September 30, 2003 interest rates decreased for the first six months and then increased.  Volume of loans increased period over period ($2.2 billion for the nine months ending September 30, 2002 and $8.3 billion for the nine month period ending September 30, 2003).  Therefore loan volume was the key to increased interest income.  Interest expense for the period was $10.7 million. The resulting net interest income earned on loan inventories was $13.1 million, representing 16 basis points (0.16%) on 2003 loan production of $8.3 billion.

Total expenses incurred in the Mortgage Banking Business for the nine month period ending September 30, 2003, were approximately $63.9 million. Operating expenses were approximately $12.1 million for the nine month period ending September 30, 2003. For the comparable period ending September 30, 2002, there were approximately $3.6 million of operating expenses incurred. The increase was due to the ongoing overhead of AmNet’s mortgage banking operations, which are comprised of regional loan production offices and headquarter operations. For the nine months ended September 30, 2003, estimated variable expenses, predominately commissions and contract labor, were approximately $24.2 million which were approximately 29 basis points (0.29%) on $8.3 billion in funded loans. Operating Expenses that were not directly variable to the level of loan production totaled $29.1 million, or approximately 35 basis points (0.35%) on $8.3 billion in funded loans for the nine months ending September 30, 2003.

The table below provides the relationship between estimated fixed, variable and total expenses for the nine month period ending September 30, 2003. (dollars in 000’s)

Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses

Employee compensation and benefits	$18,671	$16,816	$35,487
Office and occupancy expense	—	1,894	1,894
Professional fees (contract labor, accounting, legal)	927	2,800	3,727
Other operating expense	4,559	7,549	12,108
Total operating expenses	24,157	29,059	53,216
Interest expense	10,656	—	10,656
Total expenses	$34,813	$29,059	$63,872

During the first nine months of 2003, we generated an average monthly funded loan volume of $924 million. For the same period ending September 30, 2002 we generated an average monthly funded loan volume of $246 million.

The income tax expense recorded for the nine month period ending September 30, 2003 was $8.6 million and our effective federal and state tax rate for this segment was estimated to be 32.5%.  The Company recorded a REIT related tax benefit of $9.9 million for this period.

Mortgage Asset Portfolio Business

For the nine month period ended September 30, 2003 and 2002, we generated net income of approximately $1.7 million and $9.4 million, respectively.  September 30, 2002 net income includes a litigation settlement of $10.3 million.  Operational net income before income tax (net income less litigation settlement we received in 2002) increased for 2003, although revenue and expense categories declined as a result of a decline of our mortgage asset portfolio from $294.4 million at September 30, 2002 to $181.6 million at September 30, 2003.  Although there was an increase in net income for 2003, (excluding the 2002 litigation settlement) all revenue and expense categories declined as a result of a decline of our mortgage asset portfolio.  A decline in our portfolio has a resulted in a decrease in interest income from $13.5 million for the nine month period ending September 30, 2002 to $8.8 million for the nine month period ending September 30, 2003 and a related decrease on interest expense of $8.5 million to $3.8 million for the same periods and net interest income (interest income less interest expense) of $5.0 million for both periods, respectively.

During the first nine months of 2003, other income decreased approximately $127 thousand over the nine month period ended September 30, 2002 from $1.1 million to $945 thousand, primarily due to a decrease of approximately $417 thousand in prepayment penalty income.

For the nine month period ended September 30, 2003, total expenses decreased approximately $8.2 million (from $15.5 million to $7.3 million) compared to the nine month period ended September 30, 2002. During 2003, our Company had decreases in all of the major expense categories for this segment of our business as a result of the decrease of $112.8 million in bond collateral. The primary decreases included the following: interest expense decreased approximately $4.7 million; provision for loan losses decreased by approximately $2.1 million and professional fees $958 thousand.  The professional fee decrease was a result of litigation costs in 2002.

The income tax expense recorded for the nine month period ending September 30, 2003 was $826 thousand and our effective federal and state tax rate for this segment was estimated to be 32.7%.

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

Cash required for lease obligations and short-term debt repayment

Leases - As of September 30, 2003, the minimum future lease payments under non-cancelable operating leases were as follows (dollars in thousands) (unaudited):

Three Months Ending:
2003	$605
Years Ending:
2004	2,521
2005	2,206
2006	1,070
2007	777
2008	362

Total	$7,541

Short-term debt - includes warehouse lines and the Subordinated Loan Agreement.  Due dates for short term debt is as follows:

JP Morgan/Chase March 2004

Countrywide Warehouse Lending – October 2004

GMAC Residential Funding Corporation – July 2004

UBS Warburg – uncommitted agreement – there is no due date

Subordinated Loan Agreement – February 2004

Cash Generated By and Used In Our Operations

During the nine month period ended September 30, 2003, on a consolidated basis we generated a net positive cash flow of $30.7 million. This net positive number can be better understood by explaining the major components:

Mortgage Banking Business:

Our warehouse line lending agreements allow us to borrow from 96% to 99% of par for each mortgage loan.  These agreements contain restrictive covenants.  As of September 30, 2003, we are in compliance with all covenants associated with these agreements. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded with equity capital. We typically have cash invested totaling between 1% to 4% (including loan repurchases) of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Should we increase the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, the cash reserves necessary to carry loan inventories will increase in direct proportion to the inventory held. Our total warehouse line capacity as of October 1, 2003 was $1.4 billion.

Cash receipts in excess of cash expenditures in AmNet were approximately $28.7 million for the nine months ended September 30, 2003. Cash receipts consist of proceeds for loan sales and hedging gains, interest on loans held for sale, and fees charged on funded loans.  Cash expenditures consist of payments on hedging losses, salary benefits, commissions and other operating expenses.

Capital expenditures totaled approximately $3.2 million during the nine months ended September 30, 2003. Capital expenditures included approximately $1.2 million in computer hardware, approximately $1.3 million for fixtures and equipment, and approximately $732 thousand for computer software and other equipment.

Our financial condition can be affected by turmoil in world markets, which could directly impact domestic liquidity. We intend to renew existing financing facilities and seek new financing sources as the need arises. There can be no assurance that we will be able to secure new short or long-term financing or that financing will be available on favorable terms.

We anticipate our liquidity will be predominantly impacted by our Mortgage Banking Business. Specifically, we expect to continue to originate approximately $650 million to $1.5 billion per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. Furthermore, we anticipate greater general and administrative costs associated with the operations of our Mortgage Banking Business. We intend to use cash reserves, borrowings under the warehouse facilities and the Subordinated Loan Agreement and cash flow generated by the mortgage asset portfolio, as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations. We are therefore dependent on significant levels of warehouse financing to help execute our mortgage banking strategy. Furthermore, we must originate a certain minimum level of loans to remain profitable. See Business Risk Factors.

Mortgage Asset Portfolio Business:

Net cash flow from our mortgage asset portfolio was positive at approximately $2.0 million for the first nine months of 2003.  The Mortgage Asset Portfolio business generates cash from interest and principal received from bond collateral and proceeds from the sale of real estate owned bond collateral. The bond trustees (master servicer) offset this cash by paying interest and principal to bondholders, paying servicer and trustee fees, bond insurance premiums and reimbursing servicers for any advances made on real estate owned dispositions. Any excess cash flow is remitted to us from the bond trustees on a monthly basis. There are various factors that affect this flow, such as market interest rate changes. Additionally, our bond agreement provisions specify the requirements for over collateralization accounts. If over collateralization accounts are deficient, this can restrict our receipt of excess cash flow and be used instead by the bond trustee to pay down long-term debt.

Cash flow from the mortgage asset portfolio is expected to decline in 2003 due to a decline in the size of the portfolio and potential increases in over collateralization accounts.

Administrative expenditures for our Mortgage Asset Portfolio Business aggregated approximately $1.4 million for the nine month period ending September 30, 2003.  Administrative expenses allocated to our Mortgage Asset Portfolio Business included portfolio management payroll allocations of approximately $613 thousand, general legal expenses of approximately $197 thousand, professional and consulting fees of approximately $250 thousand, director fees of $94 thousand, stock exchange fees of $65 thousand and liability insurance of approximately $216 thousand. Stock exchange fees relate to our change from the New York Stock Exchange to the American Stock Exchange. We expect director fees and general legal and professional expenses to increase due to the implementation of various new corporate governance measures required by the Sarbanes-Oxley Act of 2002.

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

We Expect Our Operating Expenses to Increase, which May Adversely Affect Our Results of Operations

We had net income of approximately $29.0 million for the nine month period ending September 30, 2003 which included an income tax benefit of $9.9 million. We expect to incur additional costs and expenses related to the expansion of our sales force and the opening of new regional underwriting centers, as well as the expansion of our management team and establishment of the internal infrastructure necessary to support the growth of our mortgage banking business. If these expansion initiatives do not generate adequate revenues, our financial performance will suffer. In addition, these expenses will require the use of cash, which may not be offset by additional revenues. See “Risks Associated with Our Mortgage Banking Business — Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations.”

We May Not Be Able to Effectively Manage the Growth of Our Business

Recently, we have experienced rapid growth. In the beginning of 2001, we had approximately 20 employees. As of September 30, 2003, we had over 650 employees. Many of these employees have very limited experience with us and a limited understanding of our systems.  Many of our financial, operational and managerial systems were designed for a small business and have only recently been adapted or replaced to support larger scale operations. At the same time, we will need to continue to upgrade and expand our financial, technological, operational and managerial systems and policies and procedures. If we fail to manage our growth effectively, our expenses could increase and management’s time and attention could be diverted. If we do not succeed in these efforts, we will be unable to effectively grow and manage the business, and our financial results could be negatively affected.

Risks Associated with Our Mortgage Banking Business

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

As of October 1, 2003 we had warehouse borrowing facilities in place totaling $1.4 billion.  In order to continue to increase loan origination volumes, we must obtain additional warehouse lines of credit, or reduce the time loans are held for sale (warehoused). There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to expand our current warehouse facilities with JP Morgan/Chase, UBS Warburg and Countrywide Warehouse Lending; however, there can be no assurances that we will expand our current warehouse facilities or obtain additional warehouse facilities. Failure to obtain additional facilities would limit our potential for growth and may adversely affect our financial results. Among the factors that will affect our ability to expand our warehouse line borrowings are financial market conditions and the value and performance of our company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under one agreement, the lenders under our other agreements could also declare a default. Any default under our credit facilities would have an adverse effect on our financial results.

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

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may significantly harm our Company’s financial condition, liquidity and results of operations. As of the date of filing this report, we are in compliance with all restrictions and covenants contained in our warehouse borrowing facilities.

Volatility in Interest Rates May Adversely Affect Our Results of Operations and Our Financial Position

Our primary source of revenue is gains on sales of loans, offset by gains or losses on derivative financial instruments. We set rates and pay broker premiums for loans we fund based on a pricing process designed to create a targeted profit margin on each loan. Appropriately pricing these loans can be complex, and we may not always successfully price our loans with adequate margin to compensate us for the risk of interest rate volatility.

The value of the mortgage loans that we originate is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when we have committed to funding the loan and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when we commit to sell or sell the loans to third-party purchasers. These loans are collectively referred to as our loan pipeline. To manage the interest rate risk of our pipeline, we continuously project the percentage of the pipeline loans we expect to close. Because projecting a percentage of pipeline loans that will close is especially difficult during periods of volatile interest rates, we cannot assure that our projections will be accurate. On the basis of such projections, we use forward sale of mortgage loan securities (TBA-MBS) and options on TBA’s, which are classified as derivative instruments. These “hedges” are designed to mitigate the adverse impact of interest rate fluctuations on the value of the loan pipeline. Our use of hedges is driven by our estimates as to the percentage of loans that will close, and therefore we cannot provide assurance that our use of derivative securities will offset the risk of changes in interest rates.

If interest rates change unexpectedly, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. We may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of derivative securities, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise; we have and may in the future adjust hedge positions or mandatory sales commitments at a significant cost, adversely affecting our results of operations. This risk is greater during times of volatile interest rates.

Contracting Mortgage Origination Market may Adversely Impact Our Business

According to the Mortgage Bankers Association, 2003 will be a record $3.3 trillion in mortgage loan origination, however 2004 will be $1.6 trillion.  We have assumed a contraction in the level of mortgage originations in the remainder of 2003 and 2004 due to generally higher mortgage interest rates and a decline in the level of loan refinancings.  We anticipate higher costs per loan and lower per loan revenue as a direct consequence of the expected market contraction.  Increased market share in existing markets and planned expansion into new markets may be insufficient to prevent an overall decline in results of operations.  The growth of our business may also be adversely impacted due to general market contraction.

Our Hedging Strategies May Not Be Successful in Mitigating Our Risks Associated With Interest Rate Changes

We use forward sale of mortgage loan securities (TBA-MBS) and options on TBA’s, which are classified as derivative financial instruments, to provide a level of protection against interest rate risks.  We may, if the need arises, use other hedging instruments if we feel such instruments more effectively mitigate interest rate risk.  When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of our pipeline of rate lock commitments and loans not yet committed for sale. We cannot provide assurance however, that our use of derivatives will offset all of our risk related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the desired effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. If we poorly design strategies or improperly execute transactions we could actually increase our exposure to interest rate risk and potential losses. In addition, hedging strategies involve transaction and other costs. We cannot provide assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Sustain Profitable Operations

We made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support the loan origination business. At September 30, 2003, lease commitments for headquarters and regional offices totaled approximately 122,750 square feet. There were over 650 salaried, commissioned and hourly employees. In order to achieve profitability, our monthly originations must be in the $500 million to $750 million range, such that the expected revenues associated with this loan production exceed fixed and variable overhead costs. Since our revenues are tied directly to the level of loan production, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted, precluding us from fully implementing our mortgage banking strategies.

Non-saleable or Repurchased Loans May Adversely Impact Results of Operations and Our Financial Position

In connection with the sale of loans to correspondent investors, we make a variety of representations and warranties regarding the loans, including those that are customary in the industry relating to, among other things, compliance with laws, regulations and investor program standards and the accuracy of information on the loan documents and in the loan file. In the event that an investor finds that a loan or group of loans violates our representations, the investor may require us to repurchase the loan or loan group and bear any potential related loss on the disposition of the loans, or provide an indemnification for any losses sustained by the investor on the loans. Additionally, we may originate a loan that does not meet investor underwriting criteria or has some other defect, requiring us to sell the loan at a significant discount. We have hired experienced personnel at all levels and have established significant controls to ensure that all loans are originated to our underwriting standards, and are maintained in compliance with all of the representations made by us in connection with our loan sale agreements. However, there can be no assurances that mistakes will not be made or that certain employees will not deliberately violate our lending policies and, accordingly, we are subject to repurchase risk and losses on unsaleable loans. Typically, with respect to any loan that might be repurchased or unsaleable, we would correct the flaws if possible and re-sell the loan in the market. We have created repurchase reserves to provide for this contingency on our financial statements, but there can be no assurances that loan losses associated with repurchased or unsaleable loans will not adversely impact results of operations or the financial condition of our Company.

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

Competition In The Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

Our success in the mortgage banking strategy will depend, in large part, on our ability to originate quality loans in sufficient quantity such that the gain on sales of loans after hedge costs are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling quality loans, we will compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating “A” paper for residential 1-4 unit mortgages, many of which have greater financial resources than us. We will also face competition from companies already established in these markets. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market, per the Mortgage Bankers Association, is expected to be a record $3.2 trillion in 2003, however, 2004 mortgage originations are expected to be $1.5 trillion.

The overall market size will contract, thereby increasing competitiveness in the mortgage markets and putting pressure on the market competitors to reduce net revenues to sustain origination volumes and market share. We believe that the variety and competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even if the overall demand for mortgages declines; however, there can be no assurance that we will be able to successfully compete.

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

We have established risk management and quality control committees to set policy and manage exposure to credit losses due to fraud, compliance errors or non-compliance with our underwriting standards. Regular quality control audits are done on representative samples of mortgage loans and all mortgage loans submitted by brokers who come under suspicion in the normal course business. Additionally, we have numerous controls and processes to ensure that all of the mortgage loan applications submitted through mortgage brokers are not based on fraudulent or intentionally misrepresented documentation. However, there can be no assurances that the brokers and/or borrowers do not submit fraudulent or inaccurate documentation that is not detected by our personnel or by electronic fraud checks utilized by us. Should we originate significant numbers of fraudulent loans or loans based on inaccurate documentation, our results of operations and financial condition could be materially adversely affected.

We May be Subject to Fines or Other Penalties Based Upon the Conduct of Our Independent Brokers

The mortgage brokers from which we obtain loans have legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender in which the FTC characterized a broker that had placed all of its loan production with a single lender as an “agent” of the lender, and the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

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

We Sell a Substantial Portion of Loans We Originate to a Competitor

We have warehouse line facilities with Countrywide Home Loans, Inc. (Countrywide). In the nine months ended September 30, 2003 we sold 78% of our loans to Countrywide and expect to continue to sell a substantial majority of our loans to Countrywide. We may have to find other investors for loan sales or be forced to find other sources of warehouse line lending if Countrywide changes its policies and procedures. Either of these results may have an adverse effect on our results of operations.

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

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California.

A large proportion of loans (31.0% of all loans closed for the nine month period ending September 30, 2003) we fund are concentrated in California. Although we are expanding our operations on the East Coast of the United States in 2003, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent lenders for loans in California, potentially adversely affecting our results of operations and financial condition.

During the week of October 27, 2003, extensive wild fires occurred in Southern California.  One of our investors ordered re-inspections of properties in affected postal zip code areas for loans funded but not sold.  We had approximately 84 properties which were subject to re-inspection.  Although the effect of the wild fires was negligible on our operations, potentially adverse affects could occur as a result of future wildfires and our substantial presence in the California marketplace.

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

An Interruption In or Breach of Our Information Systems May Result In Lost Business

We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We utilize proprietary software for our main loan origination system, and this software is not fully documented and we have a limited number of employees who are knowledgeable about this program. We cannot provide assurance that systems failure or interruptions will not occur, or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

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

Risks Associated with Our Mortgage Asset Portfolio Business

High Levels of Bond Collateral Mortgage Loan Prepayments May Reduce Operating Income

The level of prepayments of Bond Collateral Mortgage Loans we purchased at a premium directly impacts the level of amortization of capitalized premiums. We use a calculation for determining the premium amortization which is based on the interest method. If prepayment levels exceed projections used for the premium amortization calculation, the potential exists for impairment write-downs as a result of under-amortized premiums.  Therefore premium amortization cost would be incurred sooner rather pro-rated over a longer time period.

Bond Collateral Mortgage Loans prepayment rates generally increase when market interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan, geographic location of the property securing the adjustable-rate mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. We have experienced high levels of prepayments during 1999 through 2000 on the CMO/FASIT segment of our Bond Collateral Mortgage Loan portfolio, due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. In 2001, the same trend occurred in the 99-A and 1999-2 segments of our portfolio, as the loans in these portfolios reached the end of their 2-year fixed rate periods and prepayment penalty clauses expired. The overall rate of prepayments declined slightly for the nine month period ending September 30, 2003 (34.75%) decreased from the same period ending September 30, 2002 (39.68%). We anticipate that overall prepayment rates are likely to remain in the 30% to 45% range in 2003. There can be no assurance that prepayment rates will not be higher or that prepayment penalty income will offset premium amortization expense. Accordingly, our financial condition and results of operations could be materially adversely affected.

As of September 30, 2003 approximately 14.6% of our Company’s Bond Collateral Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of thirteen months remaining before prepayment penalties expire.

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

Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans, will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loans and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor’s non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require higher loan loss allowances. All of our Bond Collateral Mortgage Loans at September 30, 2003, were originated as sub-prime mortgage loans.

A down-turn in the national economy and the resultant adverse impact on employment rates could adversely affect mortgage loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. Our allowances may be deemed inadequate should economic conditions decline significantly, causing higher than expected defaults and property value decreases. We believe the allowances for loan losses are adequate as of September 30, 2003.

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

Requirements to Maintain Over-collateralization Accounts May Reduce Our Cash Flow and Inhibit Plans for Expansion of the Mortgage Banking Business

In connection with securing long-term debt, all of our Bond Collateral Mortgage Loans have been pledged as collateral to secure long-term debt. Certain over collateralization accounts have been established representing the excess principal amount of these mortgages over the associated bond obligations. Various indenture agreements associated with these securitizations call for the over collateralization levels to be maintained on an ongoing basis depending on the amount of remaining bond obligations as well as the status of delinquency of the underlying bond collateral or the loan loss performance of bond collateral. Although long-term financing agreements are non-recourse, net interest income from some segments of our Bond Collateral Mortgage Loans has in the past, and could in the future, be “trapped” to pay down debt in order for us to achieve our over-collateralization requirements. While we believe that we have sufficient cash reserves and other liquidity to support our planned mortgage banking activities, there can be no assurance that we will not be required to reduce or cease our planned mortgage banking activities should we be required to divert cash flow to maintain over collateralization requirements.

Because Mortgage Assets Are Pledged to Secure Long-Term Debt, We May Not Be Able to Sell Such Assets and Therefore Our Liquidity and Capital Resources May Be Adversely Affected

All of our Company’s bond collateral mortgage assets at September 30, 2003 were pledged as bond collateral to secure long-term debt. These assets are subject to the terms of the long-term debt agreements and may not be separately sold or exchanged. While we may sell our interests in the bond collateral subject to the liens and other restrictions of the long-term debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, we would expect to receive less than our book value should we sell our interest in the bond collateral.

Increases In Short-Term Interest Rates May Increase Our Cost of Borrowings, Which May Reduce Income From Operations

The majority of our Bond Collateral Mortgage Loans have a repricing frequency of six months or less, while substantially all of our borrowings have a repricing frequency of one month or less. Accordingly, the interest rates on these borrowings may be based on interest rate indices which are different from, and adjust more rapidly than, the interest rate indices of our related mortgage loans. Consequently, increases in short-term interest rates may significantly influence our net interest income. While increases in short-term interest rates will increase the yields on a portion of our adjustable-rate Bond Collateral Mortgage Loans, rising short-term rates will also increase our cost of borrowings. To the extent such costs rise more than the yields on such Bond Collateral Mortgage Loans, our net interest income will be reduced or a net interest loss may result. We may mitigate this “gap” risk by purchasing interest rate hedges (referred to as “caps”); however potential income from these hedges may only partially offset the adverse impact of rising borrowing costs.

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

			If Interest Rates Were To
	September 30, 2003		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$44,357	$44,357	$44,357	$44,357	$44,357	$44,357
Mortgage loans held for sale, net, pledged, (lower of cost or market))	367,013	372,197	369,147	373,980	366,034	375,742
Bond collateral and real estate owned (net)	185,931	188,981	188,779	189,197	188,603	189,427
Derivatives	(3,826)	(3,826)	(1,115)	(5,936)	1,170	(8,222)
Total interest-earning assets	$593,475	$601,709	601,168	601,598	600,164	601,304

Interest-bearing liabilities:
Short-term debt	$352,777	$352,777	$352,777	$352,777	$352,777	$352,777
Long-term debt, net	153,284	153,284	153,284	153,284	153,284	153,284
Total interest-bearing liabilities	$506,061	$506,061	$506,061	$506,061	$506,061	$506,061

Resulting effect on equity	$87,414	$95,648	$95,107	$95,537	$94,103	$95,243

			If Interest Rates Were To
	September 30, 2002		Increase	Decrease	Increase	Increase
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$11,428	$11,428	$11,428	$11,428	$11,428	$11,428
Mortgage loans held for sale, net, pledged, (lower of cost or market)	243,929	243,929	243,463	244,384	242,082	244,717
Bond collateral and real estate owned (net)	305,682	315,924	315,052	316,801	314,313	317,685
Derivatives	2,097	2,097	2,762	1,540	3,495	642
Total interest-earning assets	$563,136	$573,378	$572,705	$574,153	$571,318	$574,472

Interest-bearing liabilities:
Short-term debt	$255,890	$255,890	$255,890	$255,890	$255,890	$255,890
Long-term debt, net	273,016	273,016	273,016	273,016	273,016	273,016
Total interest-bearing liabilities	$528,906	$528,906	$528,906	$528,906	$528,906	$528,906

Resulting effect on equity	$34,230	$44,472	$43,799	$45,247	$42,412	$45,566

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

Bond Collateral and Real Estate Owned

The fair value of Bond Collateral is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans in the bulk mortgage market. Market prices reflect various assumptions as to prepayment rates, loan losses and financing costs. However, due to the fact that our Bond Collateral is pledged to secure long-term debt, there is not a liquid market for such encumbered interests. As such, a significant liquidity discount would be applied.  Since we intend to hold the bond collateral mortgage loans to maturity, such a liquidity discount has not been reflected in fair value.

Retained Interest in Securitization

This security is classified as available-for-sale and as such is carried at fair value.

Derivatives

Fair values of forward sales of mortgage-backedsecurities and options on mortgage-backedsecurities are based on quoted market prices for these instruments. Fair values of our commitments to originate loans in the quoted market prices for the loans expected to close vary due to differences between current levels of interest rates and committed rates.

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

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits

*	3.1	Second Articles of Amendment and Restatement of the Registrant
**	3.2	Second Amended and Restated Bylaws of the Registrant
***	4.1	Rights Plan dated February 2, 1999 by and between the Company and American Stock Transfer Company as Rights Agent
	31.1	Section 302 CEO Certification
	31.2	Section 302 CFO Certification
	32.1	Section 906 CEO Certification
	32.2	Section 906 CFO Certification

*		Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003.
**		Incorporated by reference to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002 filed on August 14, 2002
***		Incorporated by reference to Form 8-K filed on February 17, 1999.
(File No. 001-13485)

(b)	Reports on Form 8-K – The Company filed or furnished the following reports on form 8-K during the quarter

	Date	Items
	7/17/2003	Item 7 Exhibits (press releases furnished)
Item 9 Reg. FD Disclosure (information furnished under Item 12)
	7/29/2003	Item 7 Exhibits (press release furnished)
Item 12 results of operations and financial conditions

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.

Dated: November 13, 2003	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President
Chief Financial Officer