Form 10-K
period 2003-12-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2004-03-30
CIK 1035744

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended: December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-13485

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0741174 (I.R.S. Employer Identification Number)
10421 Wateridge Circle, Suite 250 San Diego, California (Address of principal executive offices)	92121 (Zip Code)
(858) 909-1200 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock ($.01 par value)	Name of each exchange on which registered American Stock Exchange

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

        At June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates (for the purposes of this calculation affiliates include Directors, Executive Officers and a related party) was $54.7 million, based on the closing price of the common stock on the American Stock Exchange.

        As of March 4, 2004, there were 7,874,339 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement issued in connection with the Annual Meeting of Stockholders of the registrant to be held in 2004, are incorporated herein by reference into Part III.

ITEM 1. BUSINESS

        The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Such statements use the words "expect," "will," "may," "anticipate," "goal," "intend," "seek," "believe," "plan," "strategy" and derivatives of such words. Forward looking statements in this report include those statements regarding:

  •
  the percentage of committed loans that will likely result in mortgage loan fundings;

  •
  AmNet's expectation of being able to renew, increase and syndicate its warehouse borrowing facilities;

  •
  the expectation that AmNet's primary source of revenues will be interest income, gains on sales of loans, net of gains or losses on derivative financial instruments;

  •
  our belief that the quality of our loan products and services will permit us to gain market share even if demand for mortgages declines;

  •
  our expectations surrounding the total size of the loan origination market, our ability to originate loans, expand market share and be profitable in a potentially declining market, our loan origination volume and our expectations regarding higher loan costs and our target profit margins on each loan;

  •
  our expectations surrounding our cash requirements, expenses, cash flow from operations, the sufficiency of our capital base, the sufficiency of our cash reserves and our sources of liquidity, including our intention to increase the size of our warehouse lending facilities and the factors we expect to affect our ability to do so;

  •
  the expected adequacy of our various reserves;

  •
  AmNet's intention to expand operations in 2004 and the expected costs of doing so;

  •
  AmNet's intention to continue to try and hedge against market fluctuations in interest rates and protect profit margins on the loan pipeline, the instruments AmNet intends to use and the expected inverse relationship of gains on hedging to margins on loan sales;

  •
  our expectation of selling loans on a service-released basis within approximately 30 days from origination;

  •
  the expected correlation of our profitability to loan origination volume;

  •
  the anticipated impact from the adoption of SFAS 150, SAB 105 and FAS 149;

  •
  management's expectations regarding the impact of legal proceedings;

  •
  AmNet's belief that it will continue to qualify for correspondent lending programs and its ability to find alternative buyers for loans it originates;

  •
  AmNet's expectations regarding delivery of a majority of loans it originates to Countrywide Home Loans, Inc.;

  •
  the expected concentration of AmNet's loans in California;

  •
  the expected maturity dates for our long-term debt;

  •
  the sub-prime loans we plan to offer, our expectations regarding our future levels of sub-prime originations and the operations and risks related to such originations;

  •
  our expectation that interest rates may rise and the anticipated effect on various aspects of our business from changes in interest rates, including increased loan generation cost per loan and changes in the value of our loans and our derivatives;

  •
  our beliefs regarding future prepayment rates and their effect and anticipated prepayment penalties and yield;

  •
  our expectation that revenues and cash flow from our Mortgage Asset Portfolio Business will continue to decline;

  •
  our expected effective tax rates, the impact of our deferred tax assets and the reduction of those assets over time;

  •
  who we anticipate will be our competitors;

  •
  an expected increase in the level of our general and administrative expenses, including directors' and professional fees;

  •
  the anticipated impact of changes in laws;

  •
  our expectation that the purchase loan business will become a greater portion of our originations and the related impact of seasonality; and

  •
  our expected increasing reliance on information technology systems and the necessity of developing and upgrading such systems.

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

Introduction

        Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until the end of 1999, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to transition to a different strategy. This strategic shift included using our resources to start a mortgage banking business. In late 2001, we formed American Mortgage Network, Inc. ("AmNet"), a wholly owned subsidiary, to engage in mortgage banking activities. AmNet opened its first branch office in October 2001, and had 22 branch locations at December 31, 2003. AmNet originates residential mortgage loans primarily to prime credit quality borrowers secured by first trust deeds referred through a network of independent mortgage brokers. A significant portion of our business is concentrated in California (30.0% of loans originated in 2003). We sell the loans that we originate to institutional purchasers, on a servicing-released basis usually within 30 days of loan origination.

        Our mortgage banking operations grew significantly in 2003 and represented 90.0% of our 2003 revenue. At the same time, the Mortgage Asset Portfolio Business has significantly declined as mortgage loans in our portfolio have prepaid over time and have not been replenished, due to our decision to deploy resources toward furthering the growth of the mortgage banking segment. Financial information regarding our business segments may be found in Note 15 to our consolidated financial statements.

        In 2004, we began providing loan programs tailored to sub-prime borrowers with credit that does not meet conventional guidelines or who require non-conventional loan terms with respect to loan-to-value, debt ratio, cash-out or documentation. Sub-prime loans will be offered through several different loan programs. Sub-prime lending provides loan solutions for borrowers with credit problems who would not qualify for other lending products we offer. The unit cost to originate these loans is higher due to more labor intensive underwriting and funding process and higher percentage of loan applications that are not approved or funded. As a result of higher credit risk and cost, we must charge higher interest rates for assuming this risk. To help mitigate the additional risks, underwriting for these loans will take place at our centralized sub-prime operations center located in our San Diego headquarters office as opposed to regional underwriting and funding for all other loan products we offer. Our long-term strategy is to grow this segment of our business to up to 20% of our loan funding volume. We have hired seasoned staff to augment our expertise in this area of lending. We also have negotiated with investors to buy the loans we generate and modified our agreements with existing warehouse lenders to finance these loans.

        As with all of our loan products, we are subject to local, state and Federal laws regarding sub-prime lending. We have developed, and must continue to maintain or outsource the expertise to ensure compliance with these laws. There is also a great deal of competition in this area of lending. Our competitive advantage in this area will be that sub-prime loan programs are in addition to other products we offer, thereby making available to our broker customer a wide array of prime and sub-prime loan products from which to choose.

        As a result of the change of our strategic direction and the decision to emphasize taxable operating activities and retain earnings for growth, our shareholders, our Board of Directors, approved two proposals that permitted us to amend our charter documents to terminate our status as a REIT. Consequently, in February of 2003 we notified the Internal Revenue Service of our decision to de-REIT, effective for the tax year beginning January 1, 2003. As a REIT, we generally did not pay federal taxes at the corporate level on income we distributed to stockholders. We have not distributed income to our stockholders since January of 2001.

        Upon termination of our REIT status, we were no longer eligible for listing on the New York Stock Exchange. As of January 31, 2003, we moved from the New York Stock Exchange to the American Stock Exchange. Our ticker symbol, INV, remains the same.

Mortgage Banking Business

Summary

        Our mortgage banking subsidiary, AmNet, originates mortgage loans referred by mortgage brokers, for subsequent sale on a servicing-released basis to large investors.

        We use a dedicated sales force to offer our loan products to approved wholesale mortgage brokers, who refer their client's loans to us for underwriting and funding. Loans meeting our underwriting criteria are generally approved and funded at our regional underwriting loan centers. Our headquarters office performs various functions through multiple departments including establishment of policy, risk management, secondary marketing, loan delivery to investors, finance, accounting, administration, marketing, human resources, and information technology.

        We funded $1.9 billion in home loans during the three-month period ended December 31, 2003. For the twelve-month period ended December 31, 2003, we funded $10.2 billion in home loans. As of December 31, 2003, we had 648 loan production and loan operations employees. As of December 31,

2003, we operated thirteen regional centers and nine satellite centers around the continental United States of America.

        We borrow funds under our credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing-released basis. Currently we have four warehouse facilities that enable us to borrow up to an aggregate of $1.4 billion. We are allowed to borrow from 98% to 99% of par balance, and must comply with various lender covenants restricting, among other things, the absolute level of leverage and minimum levels of cash reserves. As of December 31, 2003, we are in compliance with all lender covenants. We expect to increase our warehouse borrowing facilities to enable increased loan production.

        We currently sell all loans we fund on a servicing-released basis, usually within 30 days of funding. The table below shows the age of funded loans as of December 31, 2003 (unaudited):

Aging Range	Number of Loans	Warehouse line usage (000's)	% of Total
Less than 30 days	1,567	$253,943	95.6%
30 to 60 days	65	9,716	3.7%
61 days to 90 days	27	1,960	0.7%

TOTAL	1,659	$265,619	100.0%

Loan Origination Strategy

        The mortgage loan origination business is dominated in the United States by mortgage brokers that compete on a retail basis with banks and other direct lending institutions. Mortgage broker loans are funded by mortgage bankers. This segment of the mortgage industry is referred to as wholesale lending. The main reason mortgage brokers compete effectively is their ability to provide superior customer service, a wide range of products, competitive pricing and a quick response to market changes.

        We provide to the broker daily pricing of mortgage loan products. Our price is established through a review of mortgage-backed securities pricings from major mortgage lenders (loan investors or correspondent lenders). This pricing provides the broker with the ability to review specific loan underwriting differences and product nuances without having to search through each lender's loan programs. The broker can then lock in a loan rate and close the loan through us. We charge approximately $500 per loan for various administrative activities on funded mortgage loans. Broker fees are deferred, and then recognized at the time the loan is sold.

        We depend entirely upon independent mortgage brokers for our loan originations. These brokers have no contractual obligations to us and substantially all of these business partners do business with multiple wholesale lenders, sometimes submitting multiple applications for each prospective borrower. We compete for business based on pricing, service, fees, and other factors. As such, the wholesale lending market is highly competitive.

Interest Rate Risk Management

        Our mortgage banking activities expose us to a variety of risks associated with changes in interest rates and volatility in the capital markets. Our primary risks are due to expected and unexpected changes in interest rates from the time of a "rate lock" (a promise to the broker that a mortgage loan will be funded at an agreed upon interest rate) through the time that associated loans are funded by AmNet and until they are subsequently committed for sale to a correspondent investor. We refer to the rate lock commitments and funded loans which have not been contracted for sale, as our loan pipeline. During the rate lock period, a large majority of rate lock commitments will generally close if market interest rates increase over the rate that is locked in. However, the gain on sale (loan sale margin) of these loans and funded loans in the pipeline will generally decline since they carry lower interest rates than the market interest rate at the time of sale and therefore are less attractive to institutional investors. Conversely, loan sale margins will increase if rates have fallen. However, we may not benefit from these increased margins if market interest rates decrease significantly. Instead, borrowers may reject loans that have been locked but not yet funded in order to seek a lower interest rate loan.

        As is customary in the mortgage banking industry, we routinely provide rate lock commitments to borrowers for up to 60 days prior to funding, with such loans priced to imbed our targeted gain on sale margin.

        We estimate the percentage of our loan pipeline that will close, but these projections are difficult, especially during periods of volatile interest rates. We hedge (or protect) our loan sale margin in the pipeline and closed loan inventory using forward sales of mortgage-backed securities ("TBA's"), options on mortgage-backed securities ("MBS") and similar agreements. Hedges are typically designed to protect against rising interest rates. Should rates drop significantly, hedge losses will likely occur, and may not always be offset by higher loan sale margins due to borrowers seeking to obtain lower interest rate loans. Should rates rise, hedge gains should occur, but will be offset by lower loan sale margins.

        We generally adjust our hedge coverage on a daily basis based upon changes in the size and composition of the pipeline and resultant changes to our estimated pipeline exposure, seeking to protect our loan sale margin targets. During the first seven months in 2002, we utilized treasury securities (puts and calls) to hedge the loan pipeline. Since August of 2002, we have used an outside company, Mortgage Capital Management, Inc. ("MCM"), to help us manage our interest rate risks. MCM is a quantitative software and advisory service firm that currently serves a number of clients in the mortgage banking industry. MCM performs pipeline exposure analysis and provides hedging recommendations on a daily basis. Our loan pipeline at December 31, 2003 was approximately $530 million and the loan pipeline at December 31, 2002 was approximately $714 million. We believe since mid-2002 our hedges have closely correlated to both increases and decreases in the value of our loan pipeline.

Credit Risk Management

        As a mortgage banker, while we sell loans on a non-recourse basis and thus do not have long-term credit exposure, we make various representations and warranties to our correspondent investors as to the loans sold, including representations that the loans were: underwritten to the investors' underwriting standards, originated in compliance with various laws and regulations, and not the subject of known fraud. As such, we have established various policies and controls to ensure that all loans are originated in a standardized fashion, and in accordance with our policies and procedures. We endeavor to ensure that our loan originations are saleable and that repurchases are minimal.

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

        In determining the adequacy of the mortgaged property as collateral, an appraisal is completed for each property considered for financing. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the market value of comparable homes, the estimated rental income (if considered applicable by the appraiser) and the cost of replacing the home. The value of the property being financed, as indicated by the appraisal, must be such that it currently supports, and is anticipated to support in the future, the outstanding mortgage loan balance.

        We have a quality assurance department ("QA") which performed post-funding, independent, quality control reviews on approximately 8.4% of the loans originated. Through independent agencies, we verify property value, borrower credit history and borrower identity to detect fraud. Our QA department also performs a re-underwriting, as well as compliance audits to detect errors in the loan disclosure documents. The results of QA audits are reviewed monthly by management and corrective actions, if necessary, are taken to address adverse findings.

Warehouse Facilities—Loans Held For Sale

        We require substantial financing for our business operations. Specifically, we fund our loan originations and unsold loan inventory through major financial institutions via secured lending facilities called warehouse lines. The loan inventory is pledged as collateral for these lines. We typically borrow 98% to 99% of the par balances of the loans we originate. Such financing is currently provided primarily under:

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

  (iv)
  a 364-day secured mortgage warehousing revolving credit agreement, dated as of September 15, 2003, (the "GMAC Agreement") and entered into by us, AmNet and GMAC.

        In addition, we have a renewable 364-day Senior Subordinated Secured Revolving Loan Agreement between us and TCW/Crescent Mezzanine L.L.P. dated December 19, 2001 (the "Subordinated Debt Facility"). The Subordinated Debt Facility is secured by residual interest spread investment certificates on the 1999-2 segment of the Bond Mortgage Loan portfolio. This facility expires in April 2004 at which time we will repay this debt. At December 31, 2003, we had aggregate outstanding indebtedness of approximately $266 million and $1.1 billion of additional availability under agreements (i) thru (iv). We had $3 million of outstanding indebtedness under the Subordinated Debt Facility at December 31, 2003.

        Our warehouse line lenders charge us interest based on a spread over LIBOR (cost of funds). Our mortgage loans held for sale are generally originated at interest rates in excess of our cost of funds. The difference between interest income on mortgage loans held for sale and cost of funds is called "warehouse spread." The spread can vary based on the relationship between short-term interest rates and long-term interest rates (yield curve).

        We intend to add syndicate banks to the Bank Credit Agreement in 2004, and obtain additional warehouse financing agreements to support the growth in our origination business. To the extent that we are not successful in negotiating renewals of our borrowings or in arranging new financing, we may have to curtail our origination activities, which would have a material adverse effect on our business and results of operations.

Loan Sales

        One of our primary sources of revenue is the gain on the sale of mortgage loans. We sell loans to correspondent investors (referred to as the secondary market) at market rates, which usually is above our cost basis in these mortgage loans. We use a centralized pricing function to ensure that mortgage loans are originated and funded in accordance with our pricing strategies, which reflect the secondary gain target for each loan product. We have hired highly trained personnel to perform both mortgage loan pricing and mortgage loan sale activity and to mitigate market risk of interest rate fluctuation on originated mortgage loans which are unsold (See "Interest Rate Risk Management" above). We have obtained approval to sell to several large correspondent lenders and intend to continually expand our investor base, to ensure that we can sell a broad level of loan products and have adequate loan sale opportunities.

        A substantial majority of the loans we generated were purchased by a handful of correspondent investors. These included Countrywide Home Loans Inc. (74.8%), Wells Fargo Funding Inc. (15.7%) and other investors (9.5%). Our considerations in deciding where to sell loans are price and operational efficiency. We also consider speed of execution and loan product guidelines. We believe that all of the loans we sell currently could be sold to a number of other investors.

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

Seasonality

        Our mortgage banking business is presently not affected in large part by seasonal factors as a result of a large portion of loan originations being refinance as opposed to purchase loans. As mortgage rates increase, the purchase loan business will become a larger portion of our loan originations and subject us to more seasonality. Home purchases mainly occur in the months from June through September.

Competition

        We compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating "A" paper for residential 1-4 unit mortgages. Many of these companies have been in business longer than we have and have larger scale organizations and greater financial resources than we do. We compete for business based on pricing, service, fees, and other factors. The origination market exceeded $3.8 trillion in 2003 due to both strong home sales and low interest rates. In 2004 the origination market is expected to contract to $2.0 trillion according to the Mortgage Bankers Association's economic forecast dated January 22, 2004. Competitiveness has increased in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that expansion of our sales force, acquisition of new broker customers and the competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even if the overall demand for mortgages declines.

Concentration in California

        In 2003, approximately 30.0% of the dollar value of loans we generated were derived from loans made in California. While we are expanding our operations to other areas, including the East Coast and Midwest regions of the United States, we anticipate that we will continue to have a significant concentration of our loans originated from California. All of our revenues are generated within the United States.

Loan Products

        We offer a wide selection of mortgage products to our wholesale brokers, including fixed and adjustable rate mortgages, with fixed rate mortgages of ten, fifteen, twenty, twenty-five or thirty years and adjustable rate mortgages with fixed interest rates for periods of one, three, five and seven years. We offer these loan products for both conforming loans (loans of $333,700 or less) and jumbo loans (loans over $333,700). We also offer a variety of other loan products in order to effectively compete with other loan originators. We added sub-prime loans to our product offerings during the first quarter of 2004 to further broaden the products available to our broker customers. All of our loan products are designed according to standards required by secondary market investors to ensure liquidity.

Mortgage Asset Portfolio Business

Operations

        Currently, our mortgage asset portfolio business revenue consists primarily of net interest income generated from our bond collateral mortgage loans (consisting mainly of A- and B sub-prime mortgage loans secured by residential properties), our cash and investment balances (collectively, "earning assets") and prepayment penalty income

        For that portion of our earning assets funded with borrowings, the resulting net interest income is the difference between our average yield on earning assets and the cost of borrowed funds. The table below illustrates interest rates on mortgage loans (net coupon) and interest rates on long-term debt (financing rates) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	Weighted Average TOTAL
At December 31, 2003
Weighted average net coupon	9.15%	9.49%	9.00%	8.88%	9.40%	9.17%
Weighted average financing rates	2.24%	1.29%	3.33%	1.82%	2.14%	2.37%
At December 31, 2002
Weighted average net coupon	9.17%	9.50%	8.99%	8.86%	9.71%	9.20%
Weighted average financing rates	2.04%	1.55%	3.10%	1.73%	2.44%	2.35%

        The weighted average net coupon is our interest income rate, while the weighted average financing rate is our interest expense rate. The difference between our interest income and interest expense is net interest income.

        Net interest income from the Mortgage Asset Portfolio Business will generally decrease following an increase in short-term interest rates due to a lag between increases in borrowing costs and adjustments to the earning asset yields. The majority of our earning assets are adjustable rate loans that adjust periodically every six months based on a margin over the six-month LIBOR index. Net interest income from our Mortgage Asset Portfolio Business will generally increase following a fall in short-term interest rates due to decreases in borrowing costs and a lag and/or "floor' in downward adjustments to the earning asset yields.

        Our primary expenses, besides borrowing costs, are premium amortization (amortization of loan purchase premiums), provision for loan losses and losses on sale of real estate owned ("REO") net. Provision for loan losses represents the Company's best estimate of expenses related to loan defaults. Gains or losses on the sale of REO net represent differences between sale proceeds and the net carrying amount of the property. The carrying value includes a reduction (valuation reserve) to reflect an estimate of expected proceeds at time of sale. The estimate of carrying value for REO properties may result in a gain or a slight loss at the time of sale. The goal is to estimate net realizable value at the time of sale as closely as possible. Premiums are amortized using the interest method over their estimated lives.

        Since the year 2000, our bond collateral, mortgage loans, net has declined due to the decision to avoid loan acquisitions if market conditions did not meet our investment criteria and to reserve capital for the pursuit of mortgage banking strategies. Revenues from the Mortgage Asset Portfolio Business have declined in direct proportion to the decline in loan acquisitions. The mortgage loan portfolio was approximately $1.2 billion at December 31, 1999 and has subsequently dropped to $847 million at December 31, 2000; $452 million at December 31, 2001; $260 million at December 31, 2002 and $158 million at December 31, 2003. Premium amortization has increased as a percentage of revenue prior to 2003 reflecting increases in prepayments. In 2003, the percentage slightly declined which corresponds to a decreased percentage in mortgage portfolio run off in 2003. Provision for loan loss expense (which is a reflection of loan loss reserve increases) increased as a percentage of revenue as less credit worthy borrowers in the mortgage portfolio did not prepay during 2003. See "Business Risks Associated with our Mortgage Asset Portfolio Business."

Servicing

        We acquired mortgage loans on both a "servicing-released" basis (i.e., acquisition of both the mortgage loans and the rights to service them) and on a "servicing-retained" basis (i.e., acquisitions of the mortgage loans but not the rights to service the mortgage loans). We contracted with sub-servicers to provide servicing at a cost of a fixed percentage of the outstanding mortgage balance and the right to hold escrow account balances and retain certain ancillary charges. In addition, for a small portion of the mortgage loans, we pay the sub-servicer a fixed dollar fee plus a percentage of the outstanding mortgage loan balance and a percentage of all amounts collected. We believe using third party sub-servicers is more cost effective than establishing our own servicing department within the Company. However, we continually monitor the performance of the sub-servicers through performance reviews. We arranged for the servicing of the mortgage loans with servicing entities that have particular expertise and experience in the types of mortgage loans acquired.

Securitizations (long-term borrowings)

        We have securitized mortgage loans as part of our overall financing strategy for all portfolio additions. Securitization is the process of pooling mortgage loans and debt securities, such as Collateralized Mortgage Obligations ("CMOs"). Under this approach, for accounting purposes, the mortgage loans securitized remain on the balance sheet as assets and the debt obligations (i.e., the CMOs) appear as liabilities. A structured debt securitization is generally expected to result in substituting one type of debt financing for another, as proceeds from the structured debt issuance are applied against pre-existing borrowings (i.e., borrowings under reverse repurchase agreements). The structured debt securities issued by us constitute limited recourse, long-term financing, the payments on which generally correspond to the payments on the mortgage loans serving as collateral for the debt. Such financings are not subject to a margin call if a rapid increase in rates would reduce the value of the underlying mortgage loans and, hence, reduce the liquidity risk to our Company.

        All of our issuances of long-term debt have provisions permitting us to redeem the debt when the remaining collateral has been paid down to 10% or less of its initial amount. In certain of these issuances, the master servicer, servicer or trustee may elect to redeem the debt if we do not. Such "clean-up calls" are typical in mortgage securitizations to avoid the inefficiences associated with servicing and administering small pools of assets. In the event of a clean-up call being exercised, the remaining collateral may be sold at a price below its remaining book value at the time, resulting in a loss. Alternatively, the remaining collateral may be retained by us, but subject to financing and servicing arrangements that are less attractive than under the long-term debt arrangements. In such event, our costs of carrying the assets could be increased.

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

        At December 31, 2003, total long-term borrowings outstanding were approximately $130.3 million, with Bond Collateral Mortgage Loans and real estate owned book value at approximately $161.3 million. These borrowings are carried on the balance sheet at historical cost, which approximates market value.

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

Overall Capital Guidelines

        Our capital management goal is to strike a balance between the under-utilization of leverage, which could increase our use of cash, and the over-utilization of leverage, which could decrease our use of cash and which would deplete our ability to meet cash obligations during periods of adverse market conditions. For this purpose, we have established various risk management processes. For example, our management personnel and the Board of Directors regularly review our leverage and exposure to liquidity risks to determine leverage ranges and the appropriate level of new loan origination activity. For limited periods, we may exceed our desired leverage range, but it is anticipated that in most circumstances the desired leverage will be achieved over time without specific action by our personnel, through the natural process of mortgage principal repayments and increases in mortgage loan activities. Our Board of Directors has the discretion to modify our policies and restrictions without stockholder consent. Our warehouse lending agreements restrict overall leverage ratios (4.73 at December 31, 2003) and require certain cash reserves be maintained at all times.

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

        At December 31, 2003, the ratio of total stockholders' equity to our total assets was approximately 5.68. This percentage may fluctuate from time to time, as the composition of the balance sheet changes, borrowing bases required by lenders change, the value of the mortgage assets change and as the capital cushion percentages are adjusted over time. We will actively monitor and adjust, if necessary, our policies and processes, both on an aggregate portfolio level as well as on an individual pool or mortgage loan basis. We take into consideration current market conditions and a variety of interest rate scenarios, availability and cost of hedge instruments, performance of mortgage loans, credit risk, prepayment of mortgage assets, general economic conditions, potential issuance of additional equity, anticipated growth in loan origination and sale activity and the general availability of financing.

Our Internet Address

        Our internet address is: www.amerreit.com. Our Securities and Exchange Commission filings are available free of charge at our website. The website for AmNet is www.amnetmortgage.com. Our amerreit website includes the charters for various Board of Director Committees (Audit Committee; Corporate Governance and Nominating Committee; and Compensation Committee); Policy for Reporting Violations and Complaints; and our Code of Ethics.

Election to De-REIT

        We maintained our status as a REIT for federal income tax purposes during 2002. However, on February 7, 2003, we made the election to de-REIT by notifying the Internal Revenue Service, effective beginning January 1, 2003. The de-REIT election was permitted by the actions taken by the shareholders at the July 19, 2002 annual shareholder meeting.

Employees

        At December 31, 2003 we employed 648 employees. The management team of vice president and above is composed of 40 highly experienced people with up to 30 years experience in the mortgage banking business. As of March 4, 2004 there were 625 employees with the same 40 people composing the management team.

Business Risk Factors

Risks Associated with Changing Our Business Strategy

We Have a Limited Operating History in the Mortgage Origination Industry, Which Makes it Difficult to Evaluate Our Current Business Performance and Future Prospects

        Our Company was formed in 1997 and operated as a mortgage REIT (mortgage portfolio investment) until the fourth quarter of 2001, at which time we began originating and selling residential mortgages (mortgage banking). As a result, comparisons between financial performance in current quarters and past quarters may not be helpful in evaluating our current performance or our future prospects. We must originate increasing amounts of mortgages in the future to grow our business. While our executive officers have extensive mortgage origination and mortgage banking experience, and have hired experienced personnel in our mortgage banking subsidiary, there are a significant number of risks and uncertainties inherent in the mortgage origination industry, primarily due to the limited operating history of the Company's mortgage banking activities.

We Expect Our Fixed Operating Expenses to Increase Significantly, which May Adversely Affect Our Results of Operations

        We had net income of approximately $29.0 million for the year period ended December 31, 2003. Although this was a record for us, AmNet's operations suffered operating losses in the last three months of 2003 totaling approximately $2.9 million (pretax). These losses were primarily attributable to a dramatic decline in loan funding volumes and revenues, only partially offset by declines in operating expenses. We expect to incur additional costs and expenses related to the expansion of our sales force and the opening of new regional underwriting centers. If this expansion does not result in adequate revenues, our financial performance will suffer. We must generate approximately $700 million in loan originations per month to meet our expense obligations. See "Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations."

We May Not Be Able to Effectively Manage the Growth of Our Business

        Recently, we have experienced rapid growth. In the beginning of 2001, we had approximately 20 employees. As of December 31, 2003, we had approximately 648 employees. Many of these employees have very limited experience with us and a limited understanding of our systems. Many of our financial, operational and managerial systems were designed for a small business and have only recently been upgraded or replaced to support larger scale operations. If we fail to manage our growth effectively, our expenses could increase, negatively affecting our financial results.

Risks Associated with Our Mortgage Banking Business

The Company is Beginning to Lend to Sub-prime Borrowers which May Adversely Affect Earnings

        Beginning in March of 2004, the Company began lending to sub-prime borrowers. Credit risks associated with sub-prime mortgage loans will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loans and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. AmNet intends to add personnel in a centralized sub-prime underwriting and funding center to help mitigate the risks associated with these loans, however there can be no assurance that all sub-prime loans will be able to be sold to investors at a profit. If we are not successful, higher overhead incurred to produce these loans may not be covered by the income derived from sub-prime lending.

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

        We currently have revolving warehouse borrowing facilities in place totaling $1.4 billion. These facilities enable AmNet to fund up to approximately $1.6 billion on a monthly basis. In order to continue our operations, we must maintain, renew or replace warehouse lines of credit. There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to renew our current warehouse facilities with JP Morgan/Chase, UBS Warburg, Countrywide Warehouse Lending and RFC. Failure to renew facilities would limit our potential to fund loans and may adversely affect our financial results. Among the factors that will affect our ability to renew and expand our warehouse line borrowings are financial market conditions and the value and performance of our Company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs, under one agreement, the lenders under our other agreements could also declare a default. Any default under our credit facilities would have an adverse effect on our financial results.

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

Overhead Expenses May Not Be Covered By Sufficient Revenues To Sustain Profitable Operations

        We made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support our loan origination business. At December 31, 2003, lease commitments for headquarter and regional offices totaled approximately 137,300 square feet. There were 648 salaried employees. In order to achieve profitability, our monthly originations must be approximately $700 million, such that the expected revenues associated with this loan production exceed fixed and variable overhead costs. Since our revenues are tied directly to the level of loan production and subsequent sale, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. During the last quarter of 2003, interest rates rose and loan originations declined to the point of unprofitability. These interest rate movements are not easily projected and may adversely affect financial results in the future. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted.

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

Volatility in Interest Rates May Adversely Affect Our Results of Operations and Our Financial Position

        Our primary source of revenue is from gains on sales of loans, net of gains or losses on derivative financial instruments. We set rates and pay broker premiums for loans we fund based on a pricing process designed to create a targeted profit margin on each loan. Appropriately pricing these loans can be complex, and we may not always successfully price our loans with adequate margin to compensate us for the risk of interest rate volatility.

        The value of the mortgage loans that we originate is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when we have committed to funding the loan (rate lock commitments) and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when we commit to sell, or sell the loans to third-party purchasers (uncommitted loans). These rate lock commitments and uncommitted loans are collectively referred to as our pipeline. To manage the interest rate risk of our pipeline, we continuously project the percentage of the pipeline loans we expect to close. Because projecting a percentage of pipeline loans that will close is especially difficult during periods of volatile interest rates, we cannot assure that our projections will be accurate. On the basis of such projections, we use forward sales of mortgage loan securities (TBA) and options on MBS, which are classified as derivative instruments. These "hedges" are designed to mitigate the adverse impact interest rate fluctuations have on the value of the pipeline. Our use of hedges is driven by our estimates as to the percentage of loans that will close, and therefore we cannot assure you that our use of derivative securities will offset the risk of changes in interest rates.

        If interest rates change, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden significant increase in interest rates can cause a higher percentage of pipeline loans to close than projected. We may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of derivative securities, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise, we have and may in the future adjust our hedge positions or mandatory sales commitments at a significant cost, adversely affecting our results of operations. This risk is greater during times of volatile interest rates.

Contracting Mortgage Origination Market may Adversely Impact Our Business

        According to the Mortgage Bankers Association, 2003 was a record year with $3.8 trillion in mortgage loan originations; however, 2004 is projected to be $2.0 trillion. This expected contraction is due to generally higher mortgage interest rates and a decline in the level of loan refinancings. We anticipate higher costs per loan and lower per loan revenue as a direct consequence of the expected market contraction. Increased market share in existing markets and planned expansion into new markets may be insufficient to prevent an overall decline in results of operations. The growth of our business may also be adversely impacted due to general market contraction.

Our Hedging Strategies May Not Be Successful in Mitigating Our Risks Associated With Interest Rate Changes

        We use forward sales of mortgage loan securities (TBA) and options on MBS which are classified as derivative financial instruments, to provide a level of protection against interest rate risks. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of our pipeline of rate lock commitments and loans not yet committed for sale. We cannot assure you, however, that our use of derivatives will offset all of our risk related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the desired effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. If we poorly design strategies or improperly execute transactions we could actually increase our exposure to interest rate risk and potential losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Our Estimate of Recourse Reserve is Difficult to Estimate Given Our Limited History in the Mortgage Banking Business

        We began our Mortgage Banking segment in November of 2001. As of December 31, 2003 we have completed twenty-six months of operations. Mortgage loans we sell to investors provide for repurchase of loans which become delinquent within varying timeframes. Our limited history makes it difficult to assess the amount of recourse reserves which should be provided given these buy back arrangements. Therefore there is no assurance that our recourse reserves is adequate.

Expanding Our Market Presence in New Metropolitan Service Areas in the Face of a Contracting Market May Not Be the Proper Strategy

        The origination market was $3.8 trillion in 2003 due to both strong home sales and low interest rates. In 2004 the origination market is expect to contract to $2.0 trillion. Competitiveness will increase in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We are embarking on a business strategy which will increase our present number of regional and satellite offices from twenty-two at December 31, 2003 to thirty offices (or more) by the end of 2004. There can be no assurance that this is the correct strategy in the face of stiffening competition amid a contracting marketplace.

Capital Shortages Could Impede the Ability to Execute Our Mortgage Banking Strategy

        Our mortgage banking activities require a significant level of cash reserves and capital to support loan inventories and overhead exposure. Additionally, while we utilize warehouse credit facilities to fund our loan origination activity, we must invest cash equity in our loan inventories approximating 1% to 4% of the cost basis of these loans. While we believe our capital base, cash reserves and cash flow from our mortgage asset portfolio business and mortgage banking revenues will be sufficient to enable us to execute our mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring us to raise additional debt or equity capital or decrease or cease our origination activities.

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

  •
  administrative enforcement actions.

The Increasing Number of State and Local "Anti-predatory Lending" Laws May Restrict Our Ability to Originate or Increase Our Risk of Liability With Respect To Certain Mortgage Loans and Could Increase Our Costs of Doing Business

        In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called "predatory" lending practices. These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate ("APR") exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchases of loans, regardless of whether a purchaser knew of or participated in the violation.

        It is against our policy to engage in predatory lending practices, we have generally avoided originating loans that exceed the APR or "points and fees" thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans. If we relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. The growing number of these laws, rules and regulations will likely increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

Competition In The Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

        Our success in the mortgage banking strategy depends, in large part, on our ability to originate loans in sufficient quantity such that the gain on sales of loans net of hedge costs are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling loans, we compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating residential 1-4 unit mortgages, many of which have greater financial resources than us. We also face competition from companies already established in these markets. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market was $3.8 trillion in 2003 due to strong home sales, low interest rates and strong refinance demand. In 2004 the origination market is expected to contract to $2.0 trillion. Competitiveness will increase in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that variety and the competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even as overall market for mortgages declines; however, there can be no assurance that we will be able to successfully and profitably compete.

We Must Attract and Retain Qualified Account Executives and Qualified Personnel to Produce Our Desired Level of Revenues

        The Company relies on commissioned account executives to generate loan referrals from professional mortgage brokers. These account executives typically have established relationships with broker clients. The Company's overall loan fundings are in direct proportion to the number of account executives, and as such, sustained loan production and market share growth are dependent on the successful retention and recruitment of the sales force. Similarly, the Company relies on the expertise of its employees in other facets of operations, including underwriting, capital markets, risk management, and finance and accounting. Given the dependency on the job market for qualified employees, to continue our growth poses the potential risk that the Company will not be able to attract and retain qualified employees.

We Are Subject To Losses Due To Fraudulent Acts On The Part Of Loan Applicants, Employees or Mortgage Brokers

        Mortgage brokers who assist loan applicants in obtaining mortgage loans refer all of the mortgage loans originated by us. As such, the loan application, property appraisal, credit report and other supporting documentation are furnished by the mortgage broker and used by our underwriters to make approval or denial decisions. There could also be the potential of collusion between the broker and an employee to produce a fraudulent loan. Our employees usually have little contact with applicants, and rely on the mortgage broker to obtain and furnish all of the documentation supporting the mortgage loan application. Mortgage brokers may make mistakes in completing the documentation for a loan leading to an increased risk of our holding a non-saleable loan or of indemnifying or repurchasing loans from investors.

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

We Are Subject to Counterparty Risks on Loan Sale Commitments and Hedging Transactions

        In connection with our mortgage loan sales, which involve the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, we may enter into forward sale of mortgage loan securities (TBA) and options on MBS in connection with our hedging activities. We have credit risk exposure to the extent purchasers/sellers are unable to meet the terms of their forward purchase/sale contracts. As is customary in the marketplace, none of the forward payment obligations of any of our counterparties is currently secured or subject to margin requirements. We attempt to limit our credit exposure on forward sales arrangements on mortgage loans and mortgage-backed securities by entering into forward contracts only with institutions that we believe are acceptable credit risks, and which have substantial capital and an established track record in correspondent lending. In our treasury futures transactions, we enter into transactions with the Chicago Board of Trade through an approved dealer to minimize potential trade risk, however, there can be no assurances that counterparties will perform. If counterparties do not perform, our results of operations may be adversely affected.

We Sell a Substantial Portion of Loans We Originate to a Competitor

        We have warehouse line facilities with Countrywide Home Loans, Inc. (Countrywide). We also sell a substantial portion of our loans to Countrywide (74.8% in 2003). We may have to find other investors for loan sales or be forced to find other sources of warehouse line lending if Countrywide changes its policies and procedures. Either of these results may have an adverse effect on our results of operations.

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

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California.

        A large proportion of loans (30.0% of all loans closed for the year ended December 31, 2003) we fund are concentrated in California. Although we expanded our operations in the East Coast of the United States in 2003, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent lenders for loans in California, potentially adversely affecting our results of operations and financial condition.

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

An Interruption In or Breach of Our Information Systems May Result In Lost Business

        We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We utilize proprietary software for our main loan origination system. This software is not fully documented and we have a limited number of employees who are knowledgeable about this program. We cannot assure you that systems failure or interruptions will not occur, or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

The Success and Growth of Our Business Will Depend Upon Our Ability to Adapt to Implement and Maintain Technological Changes

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

        We rely on processing information electronically. We have no disaster recovery plan in the event of a disaster which impairs or eliminates our electronic capabilities, and it is not clear how the necessary systems and information would be recovered to allow for renewal of operations.

If We Are Unable to Maintain and Expand Our Network of Independent Brokers, Our Loan Origination Business Will Decrease

        All of our mortgage loan originations come from independent brokers. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which would significantly harm our business, financial condition, liquidity and results of operations.

Our Financial Results Fluctuate As a Result of Seasonality and Other Timing Factors, Which Makes It Difficult To Predict Our Future Performance and May Affect the Price of Our Common Stock

        Although the refinance portion of our mortgage broker business is not seasonal, our purchase business is generally subject to seasonal trends. During 2003, our refinance business grew to 90% of our activity. As we return to normal markets and purchase and refinance activity become more equal, seasonality will again become a significant factor in our business. Seasonality trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry.

        Further, if the closing of a sale of loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operation for the previous quarter could be significantly depressed. If our results of operation do not meet the expectations of our stockholders and potential stockholders, the price of our common stock may decrease.

Risks Associated with Our Mortgage Asset Portfolio Business

As Our Long-Term Debt Nears Maturity, We May Incur Costs and Expenses Associated with Terminating the Debt.

        All of our issuances of long-term debt have provisions permitting us to redeem the debt when the remaining collateral has been paid down to 10% or less of its initial amount. In certain of these issuances, the master servicer, servicer or trustee may elect to redeem the debt if we do not. Such "clean-up calls" are typical in mortgage securitizations to avoid the inefficiencies associated with servicing and administering small pools of assets. In the event of a clean-up call being exercised, the remaining collateral may be sold at a price below its remaining book value at the time, resulting in a loss. Alternatively, the remaining collateral may be retained by us, but subject to financing and servicing arrangements that are less attractive than under the long-term debt arrangements. In such event, our costs of carrying the assets could increase.

High Levels of Bond Collateral Mortgage Loan Prepayments May Reduce Operating Income

        The level of prepayments of Bond Collateral Mortgage Loans we purchased at a premium directly impacts the level of amortization of capitalized premiums. We use a calculation for determining the premium amortization which is based on the interest method and on expected prepayments. If prepayment levels exceed projections used for the premium amortization calculation, the potential exists for impairment write-downs as a result of under-amortized premiums.

        Bond Collateral Mortgage Loans prepayment rates generally increase when market interest rates fall below the current interest rates on mortgage loans. Prepayment experience also may be affected by the expiration of prepayment penalty clauses, the ability of the borrower to obtain a more favorable mortgage loan, geographic location of the property securing the mortgage loans, the assumability of a mortgage loan, conditions in the housing and financial markets and general economic conditions. The level of prepayments is also subject to the same seasonal influences as the residential real estate industry with prepayment rates generally being highest in the summer months and lowest in the winter months. We experienced high levels of prepayments during 1999 through 2000 on the CMO/FASIT segment of our Bond Collateral Mortgage Loan portfolio, due principally to the fact that the underlying adjustable rate loans were subject to their first initial interest rate adjustment (after being fixed for the first two years), prepayment penalty clauses expired and borrowers were able to secure more favorable rates by refinancing. In 2001, the same phenomenon occurred in the 99-A and 1999-2 segments of our portfolio, as the loans in these portfolios reached the end of their 2-year fixed rate periods and prepayment penalty clauses expired. The overall rate of prepayments decreased during

2003, averaging 37.90% while 2002 averaged 39.26%. We anticipate that overall prepayment rates are likely to remain in the 30% to 45% range in 2004. There can be no assurance that prepayment rates will not be higher or that prepayment penalty income will offset premium amortization expense. Accordingly, our financial condition and results of operations could be materially adversely affected.

        As of December 31, 2003 approximately 14.4% of our Company's Bond Collateral Mortgage Loan portfolio had prepayment penalty clauses, with a weighted average of six months remaining before prepayment penalties expire. Prepayment penalty clauses serve as a deterrent to early prepayments and the penalties collected help to offset the premium amortization expense. However, prepayment penalty fees may be in an amount which is less than the amount which would fully compensate us for our remaining capitalized premiums, and prepayment penalty provisions may expire before the prepayment occurs.

Borrower Credit Defaults, Special Hazard Losses and National Recessions May Decrease Value Of Bond Collateral Mortgage Assets Held By Our Company

        During the time we hold Bond Collateral Mortgage Loans or retained interests in securitizations, we are subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). In the event of a default on any mortgage loan we hold or mortgages underlying bond collateral, we will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property and the amount owing on the mortgage loan, less any payments from an insurer or guarantor. Although we have established an allowance for loan losses, there can be no assurance that any allowance for loan losses which is established will be sufficient to offset losses on mortgage loans in the future.

        Credit risks associated with non-conforming mortgage loans, especially sub-prime mortgage loans, will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loans and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. As a result of these and other factors, the interest rates charged on non-conforming mortgage loans are often higher than those charged for conforming mortgage loans. The combination of different underwriting criteria and higher rates of interest may lead to higher delinquency rates and/or credit losses for non-conforming as compared to conforming mortgage loans and thus require high loan loss allowances. All of our Bond Collateral Mortgage Loans at December 31, 2003, were originated as sub-prime mortgage loans.

        A down turn in the national economy and the resultant adverse impact on employment rates could adversely affect mortgage loan defaults. Additional credit could become scarce in such an environment and therefore risk of loss through loan default and decreased property value could increase. Our allowances may be deemed inadequate should economic conditions worsen significantly, causing higher than expected defaults and property value decreases. We believe the allowances for loan losses are adequate as of December 31, 2003.

        Even assuming that properties secured by the mortgage loans we hold provide adequate security for such mortgage loans, substantial delays could be encountered in connection with the foreclosure of defaulted mortgage loans, with corresponding delays in the receipt of related sale proceeds. State and local statutes and rules may delay or prevent our foreclosure on or sale of the mortgaged property and typically prevent us from receiving net proceeds sufficient to repay all amounts due on the related mortgage loan.

Requirements to Maintain Over-collateralization Accounts May Reduce Our Cash Flow

        In connection with securing long term debt, virtually all of our Bond Collateral Mortgage Loans have been pledged as collateral to secure long term debt. Certain over collateralization accounts have been established representing the excess principal amount of these mortgages over the associated bond obligations. Various indenture agreements associated with these securitizations call for the over collateralization levels to be maintained on an ongoing basis depending on the amount of remaining bond obligations as well as the status of delinquency of the underlying bond collateral or the loan loss performance of bond collateral. Although long-term financing agreements are non-recourse, net interest income from some pools of our Bond Collateral Mortgage Loans has in the past, and could in the future, be "trapped" to pay down debt in order for us to achieve our over-collateralization requirements. While we believe that we have sufficient cash reserves and other liquidity to support our planned mortgage banking activities, there can be no assurance that we will not be required to reduce or cease our planned mortgage banking activities should we be required to divert cash flow to maintain over collateralization requirements.

Because Mortgage Assets Are Pledged to Secure Long-Term Debt, We May Not Be Able to Sell Such Assets and Therefore Our Liquidity and Capital Resources May Be Adversely Affected

        All of our bond collateral mortgage assets at December 31, 2003 were pledged as bond collateral to secure long-term debt. These assets are subject to the terms of the long-term debt agreements and may not be separately sold or exchanged. While we may sell our interests in the bond collateral subject to the liens and other restrictions of the long-term debt agreements, there is not a liquid market for such encumbered interests and a significant liquidity discount would be applied. As such, we would expect to receive less than our book value should we sell our interest in the bond collateral.

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

Having Loans Serviced by Third Parties May Result in Increased Delinquency Rates and Credit Losses which May Adversely Affect Our Results of Operations and Financial Condition

        All of our Bond Collateral Mortgage Loans are serviced by sub-servicers. We continually monitor the performance of the sub-servicers through performance reviews, comparable statistics for delinquencies and on-site visits. We have on occasion determined that sub-servicers have not followed standard collection and servicing practices related to our Bond Collateral Mortgage Loans, which we believe have led to increased delinquencies and higher loan losses on selected segments. We continue to monitor these servicers, have put these entities on notice of such deficiencies, and have instituted other mitigating processes. We have arranged for servicing with entities that have particular expertise in non-conforming mortgage loans. Although we have established these relationships and procedures, there can be no assurance that these sub-servicers will service our mortgage loans in such a way as to minimize delinquency rates and/or credit losses and not cause an adverse effect on our results of operations.

Executive Officers of the Company

        The following table presents certain information concerning the executive officers of our Company:

Name	Age	Position
John M. Robbins	56	Chairman of the Board, Chief Executive Officer
Jay M. Fuller	53	Executive Vice President of Production
Judith A. Berry	50	Executive Vice President and Chief Financial Officer
Lisa S. Faulk	46	Executive Vice President, Operations

        John M. Robbins has served as Chairman of the Board of Directors and Chief Executive Officer and Director of our Company since its formation in February 1997. Prior to joining us, Mr. Robbins was Chairman of the Board of American Residential Mortgage Corporation from 1990 until 1994 and President of American Residential Mortgage Corporation from the time he co-founded it in 1983 until 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1972. Mr. Robbins has served two terms on the Board of Governors and the Executive Committee of the Mortgage Bankers Association of America, and was appointed to its first Board of Directors and is a current Board Member. He has also served on FNMA's National Advisory Board. Mr. Robbins is currently a director of Ramp Logic, and is a trustee of the University of San Diego.

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

        Judith A. Berry has served as Executive Vice President and Chief Financial Officer of our Company since June, 1999. From 1996 to 1999 Ms. Berry was President of Directors Acceptance, the Subprime Mortgage Division of Norwest Mortgage, Inc. (now Wells Fargo). Ms. Berry was Executive Vice President and Chief Financial Officer of American Residential Mortgage Corporation from 1989 to 1994. Between 1984 and 1989, she was Senior Vice President of Acquisitions and New Business Development for American Residential Mortgage Corporation. Ms. Berry was an employee of Arthur Young, now Ernst & Young, from 1978 to 1984. She was an audit manager when she left Arthur Young. Ms. Berry received a B.S. in Business Administration from San Diego State University in 1977 and is a Certified Public Accountant in California.

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

GLOSSARY—

        As used in this Form 10-K, the capitalized and other terms listed below have the meanings indicated.

        "assignee liability" is the obligation of the Company to purchase back a sold loan as a result of state or local law violation by a third party which could render the loan unsaleable.

        "basis risk" is the difference and timing of the index used to adjust the interest rate (yield) on assets, and the index used to adjust the interest rate on liabilities.

        "Broker" means a person or organization properly licensed by state and local authorities to provide mortgage loans to the general public. This person or organization acts as the connection between the loan provider and the borrower.

        "CMO" means Collateralized Mortgage Obligation.

        "CPR" means constant prepayment rate or the speed at which mortgage loans are paid before they are due. The rate is expressed as a percentage of the outstanding principal in a mortgage pool that is prepaid during a month.

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

        "interest rate adjustment period" means, in the case of Mortgage Assets, the period of time set forth in the debt instrument that determines when the interest rate is adjusted and, with respect to borrowings, is used to mean the term to maturity of a short-term, fixed-rate debt instrument (such as a 30-day reverse repurchase agreement) as well as the period of time set forth in a long term, adjustable-rate debt instrument that determines when the interest rate is adjusted.

        "Loan Pipeline" means the combination of our mortgage loans applied for and rate locked, and mortgage loans closed but not committed for sale to correspondent investors.

        "Mortgage Assets" means Mortgage securities, Mortgage loans held-for-investment and Bond Collateral.

        "Mortgage loans" means Mortgage loans secured by residential or mixed use properties.

        "Mortgage securities" means agency mortgage-backed securities and privately issued mortgage-backed securities.

        "Rate lock commitment" means a process whereby a request is made by a broker on behalf of a borrower to freeze an offered interest rate for an agreed upon period of time.

        "REMIC" means Real Estate Mortgage Investment Conduit.

        "Warehouse line" means a secured facility which is used to fund the purchased mortgage loans. Borrowing under the facility is typically paid back and re-borrowed on a continuous basis over the loan term.

ITEM 2. PROPERTIES

        Our executive offices are located at 10421 Wateridge Circle, Suite 250, San Diego, California 92121 as of December 31, 2003. The lease for this location began December 1, 2001 and expires in November 2005. We occupy 32,100 square feet. The cost for this space for the year ended December 31, 2003, was approximately $643,000. Management believes that these home office facilities are not adequate for our foreseeable needs. We are actively looking to lease additional space at the same address.

        As part of our expansion to increase our mortgage origination capabilities, we have in place a regional network of production offices. As of December 31, 2003 we have twenty-six properties under lease whose average size is 4,000 square feet. Lease terms range from one year to five and one-half years. Also see Note 18 to the Consolidated Financial Statements; Commitments and Contingencies.

ITEM 3. LEGAL PROCEEDINGS

        At December 31, 2003, there were no material pending legal proceedings to which the Company was a party or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock began trading on October 29, 1997, and was traded on the New York Stock Exchange under the trading symbol INV until January 30, 2003. As of January 31, 2003 our stock began trading on the American Stock Exchange with the same trading symbol. As of December 31, 2003, the Company had 7,873,714 shares of common stock issued and outstanding which was held by 35 holders of record.

        The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the New York Stock Exchange prior to January 31, 2003 and thereafter by the American Stock Exchange.

	Stock Prices
	High	Low
2003
Fourth quarter ended December 31, 2003	$9.68	$7.04
Third quarter ended September 30, 2003	$11.93	$6.90
Second quarter ended June 30, 2003	$10.01	$4.00
First quarter ended March 31, 2003	$4.45	$3.64
2002
Fourth quarter ended December 31, 2002	$4.69	$1.62
Third quarter ended September 30, 2002	$4.32	$1.90
Second quarter ended June 30, 2002	$6.00	$3.30
First quarter ended March 31, 2002	$3.60	$2.10

        In connection with our decision to relinquish our REIT status and retain earnings for growth, our Board of Directors suspended dividends in 2001. There have been no dividends since 2001. While there are currently no plans to pay dividends in the immediate future, our Board of Directors revisits the dividend policy from time to time.

        We currently maintain four compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These consist of the 1997 Stock Incentive Plan, the 1997 Stock Option Plan, the 1997 Outside Directors Option Plan and the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), all of which have been approved by the stockholders. On January 1, 2003 and December 31, 2003, respectively, 160,900 and 243,067 options and shares remained available for grant under these plans. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2003:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,776,933	$7.96	243,067	(1)
Total	1,776,933	$7.96	243,067	(1)

(1)
These shares include 20,000 shares that are reserved for issuance under the Purchase Plan.

        D3 Family Funds purchased 1.1 million shares of the Company's stock from Home Asset Management Corp. in a privately negotiated transaction and not made through an open market transaction.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected Statement of Operations and Balance Sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999, and for the years ended then ended, have been derived from our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent auditors, whose report with respect to the years ended December 31, 2003 and 2002 appears on page F-2, and from our consolidated financial statements audited by KPMG LLP, independent auditors, whose report with respect to the year ended December 31, 2001 appears on page F-3. Such selected financial data should be read in conjunction with those consolidated financial statements and the accompanying notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" also included herein.

	For the year ended 12/31/03	For the year ended 12/31/02	For the year ended 12/31/01	For the year ended 12/31/00	For the year ended 12/31/99
	(Dollar amounts in 000's except per share data)
STATEMENT OF OPERATIONS DATA:
Mortgage Banking Business
Revenues
Gain (loss) on sales of loans	$79,203	$46,668	$(10)	$—	$—
Derivative financial instruments and market adjustments	78	(31,770)	(53)	—	—
Interest on mortgage assets	29,875	14,908	92	—	—
Other income	94	9	24	—	—

Total revenue	109,250	29,815	53	—	—

Expenses
Employee compensation and benefits	47,819	18,687	1,077	—	—
Interest expense	13,482	7,790	38	—	—
Office and occupancy expense	2,661	1,709	72	—	—
Other operating expense	21,740	9,031	925	—	—

Total expenses	85,702	37,217	2,112	—	—

Income (loss) before income taxes	23,548	(7,402)	(2,059)	—	—
Income taxes	7,037	2	—	—	—

Income (loss), mortgage banking	$16,511	$(7,404)	$(2,059)	$—	$—

Mortgage Asset Portfolio Business
Total interest income	$12,077	$16,630	$38,924	$70,671	$62,494
Litigation settlement	—	10,281	—	—	—
Total interest expense	4,840	10,430	34,717	69,328	49,644
Premium write-down	—	—	—	—	12,294
Provision for loan losses	3,441	5,454	6,301	4,884	3,650
Purchase of Management Contract	—	—	10,000	—	—
Operating expenses	1,424	2,057	2,996	7,212	5,205

Income (loss) before income taxes and the cumulative effect of a change in accounting principle	2,372	8,970	(15,090)	(6,198)	(3,850)
Income taxes (benefit)	(10,140)	6	—	—	—
Income (loss) before cumulative effect of a change in accounting principle	12,512	8,964	(15,090)	(6,198)	(3,850)
Adoption of SFAS 133 Accounting change:
Reduce Cap Agreement cost to market	—	—	(1,106)	—	—

Income (loss), mortgage asset portfolio	$12,512	$8,964	$(16,196)	$(6,198)	$(3,850)

Consolidated net income (loss)	$29,023	$1,560	$(18,255)	$(6,198)	$(3,850)

Net income (loss) per share of common stock—basic	$3.69	$0.20	$(2.29)	$(0.78)	$(0.48)
Net income (loss) per share of common stock—diluted	3.57	0.20	(2.29)	(0.78)	(0.48)
Weighted average number of shares—basic	7,861,988	7,884,983	7,962,423	8,020,900	8,055,500
Weighted average number of shares—diluted	8,138,775	7,962,108	7,962,423	8,020,900	8,055,500
Dividends declared per share	—	—	—	0.80	1.02

	As of 12/31/03	As of 12/31/02	As of 12/31/01	As of 12/31/00	As of 12/31/99
	(dollars in thousands, except share data)
BALANCE SHEET DATA:
Cash and cash equivalents	$44,400	$13,647	$10,945	$14,688	$8,550
Cash and cash equivalents—restricted	2,100	1,125	—	—	—
Mortgage loans held-for-investment, net, pledged	—	—	—	—	126,216
Mortgage loans held for sale, net, pledged	276,781	390,125	38,095	—	—
Bond collateral, mortgage loans	161,252	269,378	452,152	847,265	1,153,731
Total assets	502,196	685,307	519,724	882,573	1,313,342
Short-term debt	268,619	378,553	35,265	5,083	119,003
Long-term debt, net	130,295	237,456	422,349	797,182	1,103,258
Stockholders' equity	88,485	59,485	58,627	76,627	86,854
Number of shares outstanding	7,873,714	7,862,490	7,959,900	8,020,900	8,055,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our History

        Our Company was founded in 1997 as an externally managed Real Estate Investment Trust ("REIT"). Until 2002, substantially all of our operations consisted of the acquisition of mortgage loans for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to pursue a different strategy. Later that year, we formed AmNet, a wholly owned subsidiary, to engage in mortgage banking activities. AmNet originates mortgage loans primarily to prime credit quality borrowers secured by first trust deeds through a network of independent mortgage brokers. It sells the loans that it originates to institutional purchasers.

        In December 2001, in connection with our new focus on developing a mortgage banking business, our management team negotiated the termination of its management contract with Home Asset Management Company, Inc. (Hamco). Prior to termination of the contract, we paid Hamco management fees based on our REIT portfolio and were reimbursed Hamco for substantially all of our employee compensation and occupancy expenses. Since termination of the contract, we no longer pay management fees and are responsible for all compensation and occupancy expenses related to our business.

        Effective January 1, 2002, we began reporting our financial results in two segments, the Mortgage Banking Business and the Mortgage Asset Portfolio Business. Our mortgage banking operations grew significantly in 2002 and 2003. At the same time, the Mortgage Asset Portfolio Business has significantly declined as the mortgage loans in our portfolio have been prepaid over time and have not been replenished. As a result, over the last half of 2002, our Mortgage Banking revenue significantly exceeded our Mortgage Asset Portfolio revenue. For the year ended December 31, 2002, our Mortgage Banking segment produced approximately $29.8 million in revenue while the Mortgage Asset Portfolio Business produced approximately $38.5 million (which does not include non-operational income from a litigation settlement of $10.3 million). For the year ended December 31, 2003, our Mortgage Banking segment produced approximately $109.3 million in revenue while the Mortgage Asset Portfolio Business produced approximately $12.1 million. Accordingly, our financial results presentation has been changed (with expanded explanations and order of presentation) to better reflect our current principal operations, the Mortgage Banking Business.

How we generate revenue

        We generate revenue in our Mortgage Banking Business segment three principal ways:

  •
  Interest income. From the time we originate a loan until the time we sell the loan, we earn interest on the loan, which is paid by the borrower. The interest that we earn is partially offset by the interest we pay under our warehouse credit facilities used to finance our mortgage originations.

  •
  Gain on loan sales. We currently sell the loans that we originate to institutional purchasers, on a servicing-released basis for cash. We record the difference between the sale price of loans that we have sold and our cost to originate the sold loans as gain on loan sales revenue. We recognize revenue at the time that we complete the loan sale, which is generally when we receive loan sale proceeds from the purchaser. Gain on loan sales also includes fees we charge for loan origination such as underwriting fees, loan document preparation fees and wiring fees

  •
  Hedging. Hedging instruments are used to help mitigate exposure to interest rate fluctuation. The gains or losses from this activity will correspond to revenue derived from loan sales. Typically, higher than expected gains from the sale of loans will be offset by hedging losses, while lower than expected gains from the sale of loans will be offset by hedging gains. Therefore hedging gains or losses are included in the consolidated statements of operations and comprehensive income (loss) as derivative financial instruments and market adjustments.

        We continue to generate revenue from our Mortgage Asset Portfolio Business, although we expect that revenues from this segment of our business will continue to decline. We generate revenue on the interest we receive on the mortgage loans we hold for investment. Our primary expense is the interest we pay on borrowings used to fund our mortgage loan portfolio.

Our 2003 Highlights (Executive Overview)

        Our operating results for 2003 were dominated by the following:

  •
  Our Mortgage Banking segment funded approximately $1.4 billion in July of 2003. Funding in December of 2003 was approximately $608.4 million which represented a 57.5% drop in loan originations. This dramatic decline was a result of a rise in interest rates which impacted the entire mortgage industry and overall market demand for refinancings.

  •
  We had significant increases in revenue and expenses as the result of opening regional offices for mortgage loan production in the Mortgage Banking segment.

  •
  While profitable for all of 2003 at $29.0 million, the last four months of the year yielded a loss of $4.0 million due to the large drop in loan origination volume without adequately adjusting overhead costs. See graph of monthly loan originations for 2003 and 2002 below.

  •
  Cash and cash equivalents increased significantly during the year from $13.6 million at December 31, 2002 to $44.4 million at December 31, 2003, primarily due to profits and cash flow generated by AmNet.

  •
  We continued to channel our resources toward the expansion of the Mortgage Banking Business while the Mortgage Asset Portfolio Business bond collateral assets continued to decline as a result of prepayments and scheduled repayments.

  •
  We realized significant tax benefits as a result of our profitability, including a $10.9 million tax benefit.

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

        Our significant accounting policies and practices are described in Note 1 to the consolidated financial statements. We believe that estimates and assumptions are the most critically important factors in the portrayal of our financial condition and results of operations, in that they require management's most subjective judgments. These critical accounting policies include the following:

Derivative and Hedging Activities / Determination of Fair Values

        Our Mortgage Banking Business, which began in the fourth quarter of 2001, is subject to the risk of rising as well as falling mortgage interest rates between the time the Company commits to extend credit at a set interest rate (rate lock) and the time it sells the mortgage loans. To mitigate this risk, we purchase optional coverage in the form of puts and, less frequently, calls on financial instruments (mortgage backed securities) of varying terms and enter into forward commitments to sell mortgage loans. The nature and quantity of these hedging transactions are determined based on various factors, including changes in interest rates that may impact the volume of loans actually closed versus the volume of loans anticipated to close. Our derivative financial activities do not meet the hedging criteria under SFAS 133 and, accordingly, are accounted for in the accompanying consolidated financial statements at market value with no offsetting adjustment to the hedged items. To the extent that our estimates regarding various factors, including the expected volume of mortgage loan originations, differ from actual results, the Company's financial condition and results of operations could be adversely affected.

        In our mortgage banking business we must make a determination of fair value for our hedging instruments (derivatives), loan pipeline and loans held for sale (at lower of cost or market). These are determined based on consistently applied methods which are accepted within the regulatory climate in which our Company operates. Hedging instruments are marked to market according to similar or identical financial instruments available in the market place at the time of the mark. The loan pipeline mark is determined by contacting our group of investors whom we normally sell loans to and deriving a value for those loans less a factor for loans which will not close (loan fallout) based on our history of pipeline fallout. The percentage assigned to loan fallout is a critical estimate which can dramatically affect hedging cost and costs associated with loan sales. By accounting rules, we are not allowed to recognize any revenue from loan sales until a true sale has taken place. However, if the cost basis of the loan is more than could be obtained by sale in the marketplace, a market adjustment is recorded (referred to as the lower of cost or market "LOCOM"). We adhere to this method of valuation. It has been determined, that for book purposes at December 31, 2003 there is no value for our retained interest in a securitization.

Income Taxes and Benefits.

        During 1997, we elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a result of this election, we generally were not taxed at the corporate level on the income distributed to our shareholders through 2002. On July 19, 2002, our shareholders approved two proposals that allowed our conversion of the Company from a REIT to a fully taxable entity, effective January 1, 2003. On February 7, 2003, we filed a notice with the Internal Revenue Service of its decision to de-REIT, effective beginning January 1, 2003.

        As a result of our profitability and conversion to a taxable entity, in 2003 we experienced three significant changes that affect the taxes reported in our operating results:

  •
  As of December 31, 2002, our AmNet division had a net deferred tax asset of $3.4 million (comprised primarily of net operating losses ("NOLs") and allowance for loan losses) which was fully offset by a valuation allowance as management believed that it was more likely than not that this deferred tax asset would not be realized. However, as a result of AmNet's current profitability, management believes that a significant portion of this deferred tax asset will be realized. Accordingly, the valuation allowance has been reduced and tax benefits have been recorded for all quarters of 2003. The income tax expense of the Company's AmNet division has been partially reduced by these tax benefits. Moreover, as management projects future taxable income, any remaining valuation allowance if any, was reduced accordingly, with a corresponding reduction in our income tax expense. Management expects by year-end 2004 that there will be no remaining valuation allowance for our mortgage asset portfolio business segment. We rely on both external as well as internal expertise to determine the valuation allowance.

  •
  As of January 1, 2003, our REIT division recorded a net deferred tax asset of $12.4 million (comprised primarily of NOLs and tax assets related to the Company's securitizations) as a result of our conversion to a taxable status. This deferred tax asset was fully offset by a valuation allowance as management believed it was more likely than not that this deferred tax asset would not be realized. However, as a result of AmNet's current profitability management believes that this deferred tax asset will be realized. Accordingly, we have reduced our valuation allowance and recorded a tax benefit. As this benefit is primarily the result of the utilization of net operating losses incurred in the mortgage asset portfolio segment the benefit is recorded in this segment. As management projects future taxable income, any remaining valuation allowance will be reduced accordingly, with a corresponding increase to the tax benefit. Management expects by year-end 2004 that there will be no valuation allowance for our mortgage asset portfolio business.

  •
  As a result of the termination of our REIT status, we record an income tax expense on our pretax income in both segments.

        The income tax rates we use to calculate our income tax expense, and the amount recorded for the related tax benefits described above, are both determined based on management's projected future taxable income. Because a significant portion of our income is earned from our mortgage banking operations, which are relatively new and have been expanding rapidly, management's estimates of future taxable income may not be accurate. Accordingly our actual income tax expense incurred could be different.

        We have calculated our income tax expense for the year ended December 31, 2003 using an effective tax rate of approximately 30.0%. As a result, we recorded an income tax expense for the combined segments for the year ended December 31, 2003 of $7.8 million. We also utilized a tax benefit of $10.9 million for this period.

        We do not expect to record benefits from the reduction in AmNet's valuation allowance in 2004. Accordingly, we expect to calculate our income tax expense for 2004 using an effective tax rate of approximately 42%. In addition, we expect to record only a slight tax benefit described in the second bullet point above in 2004. These factors will result in a significant negative impact on 2004 after tax earnings in comparison to 2003.

Allowance for Loan Losses—Bond Collateral Mortgage Loans

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

        During the time we hold Bond Collateral Mortgage Loans, we are subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Nearly all of our Bond Collateral Mortgage Loans were made to borrowers who do not necessarily qualify for loans from conventional mortgage lenders, which may lead to higher delinquency rates and/or credit losses for and thus require higher loan loss allowances. Although we have established an allowance for loan losses that we have reviewed with our Audit Committee and that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on Bond Collateral Mortgage Loans in the future.

Amortization of Premiums on Bond Collateral Mortgage Loans

        The portfolio of Bond Collateral Mortgage Loans was acquired on a servicing-retained and servicing-released basis, meaning in some instances we acquired both the mortgage loans and the rights to service them. This strategy required us to pay a higher purchase price or premium for the mortgages. Premiums are amortized (written off) to income using the interest method, generally over their weighted average estimated lives considering anticipated prepayments. If these mortgage loans prepay faster than originally projected, GAAP requires us to write down the remaining capitalized premium amounts at a faster speed than was originally projected, which would decrease our current net interest income.

        Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on Bond Collateral Mortgage Loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects on operations caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans and by purchasing mortgage loans with prepayment penalties. Those penalties typically expire two to five years from origination. As of December 31, 2003, approximately 14% of Bond Collateral Mortgage Loans had active prepayment penalty features. Most of the intermediate adjustable rate mortgages in the CMO/FASIT, 1999-1, 1999-A and 1999-2 segments of the portfolio have reached their first contractual interest rate adjustment (increase) and many prepayment penalties on these loans have expired, resulting in a higher probability of refinancing and principal prepayments. We anticipate that prepayment rates on the 2000-2 segment of loans will increase over time as the sub-prime market focuses on refinancing borrowers left at historically higher interest rates. There can be no assurance that we will be able to achieve or maintain lower prepayment rates or that prepayment rates will not increase. Our financial condition and results of operations could be adversely affected if prepayment levels increase significantly.

        We currently employ a prepayment model to project loan prepayment activity based upon loan age, loan type and remaining prepayment penalty coverage at a loan level detail. Reasonableness tests are performed against past history, mortgage asset pool specific events, current economic outlook and loan age to verify the overall prepayment projection.

Recent Accounting Developments

        In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." The Company accounts for its commitments to extend credit as derivatives and records changes in the fair value of the commitments in the statement of operations. The Company is currently analyzing the impact that SAB No. 105 will have on its financial statements.

        In May of 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This pronouncement would specifically apply to our Company relating to the creation of a minority interest when consolidating American Residential Holdings, Inc. We have determined the impact to not be material on our consolidated financial statements.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement had no effect on our consolidated financial statements.

Management's Financial Analysis

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

        Because certain other expenses we incur in the Mortgage Banking Business, such as commissions and contract labor, also vary with the volume of AmNet's loan originations, management also believes that it is important in understanding this business to consider the variable and the fixed expenses separately. Accordingly, we have included an estimated breakdown between variable and fixed amounts for each category of our operating expenses. Management believes that this will enable a better understanding of our results and the likely impact in the future of changes in our origination volumes.

Results of Operations—2003 Compared to 2002

Mortgage Banking Business

        Our Mortgage Banking Business had record earnings in 2003 with a pretax profit at $23.5 million as compared to a pretax loss of $7.4 million in 2002. These results were due in large part to (i) the significant increase in loan funding volume reflecting AmNet's continued growth and expansion since we began our Mortgage Banking Business in late 2001, and (ii) improved interest rate risk management. Through July of 2003, interest rates remained at historic low levels and fueled a refinance mortgage business that greatly assisted our growth and profitability. However, in August of 2003, interest rates increased rapidly and the business for refinance loan originations slowed. As a result, by December of 2003, loan originations had dropped 57.5%. Loan originations in July of 2003 were $1.4 billion and December of 2003 loan originations were $608 million. We did not reduce overhead expenses fast enough to avoid losses for the last three months of 2003 totaling $2.9 million. We expect to incur a pretax loss in the first quarter of 2004 due to continued lower low production in the early part of 2004.

        Gain on the sales of loans increased primarily due to our increase in volume of loan sales in 2003. For all of 2003 loan sales were $10.3 billion, while 2002 loan sales were $3.8 billion. AmNet's gain on the sale of loans was made up of a combination of various account categories which are summarized in the chart below, and quantified in basis points to loan sales volume. ($ amounts in 000's)

	2003		2002		2003 Increase (Decrease)
	Amount Income (Expense)	Basis Points	Amount Income (Expense)	Basis Points	Amount	Basis Points
Loans Sold, Net	$10,286,684	—	$3,812,455	—	$6,474,229	—
Premiums	202,168	201.02	89,276	239.50	112,892	(38.48)
Borrower Fees	33,247	32.32	11,219	29.43	22,028	2.89
Mortgage Broker Fees	(137,098)	(133.28)	(44,750)	(117.38)	92,348	15.90
Premium Recapture and Loan Loss Provisions	(6,558)	(10.86)	(2,967)	(13.11)	3,591	10.86
Deferred Origination Costs	(12,556)	(12.21)	(6,110)	(16.03)	6,446	(3.82)

Gain on sales of loans	79,203	77.00	46,668	122.41	32,535	(45.41)

        Premiums represent the price at which AmNet sells the loans to investors in excess of the principal balance of loans sold. Borrower fees represent various charges to brokers for services rendered which are deferred and recognized as part of the gain on the sales of the loans. Premiums and borrower fees are offset by capitalized (deferred) loan origination costs. The largest deferred cost associated with loan production is broker fees, or yield spread premiums. Other offsets to gain on sale include (i) deferred origination costs, which are recognized at the time of loan sale and (ii) loan premiums repaid to investors ("premium recapture") and loan loss provisions. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. Net gains on the sale of loans of $79.2 million for the year ended December 31, 2003 represent approximately 77 basis points (0.77%) on loan sales of $10.3 billion.

        Comparison between 2003 and 2002 shows an increase in loan sales volume of $6.5 billion. This was the principal difference between 2003 and 2002; however the difference in basis points for each category reveals some differences further explained here. Mortgage broker fees increased by 15.9 basis points reflecting increased cost of doing business in the highest national loan origination market in history. Premiums decreased by 38.5 basis points because of changes in mortgage interest rates in 2003. Generally, when mortgage interest rates rise, the value of loans that we have in our pipeline declines, and when interest rates decrease the value of the loans in our pipeline increases. We utilize hedge instruments to help protect the value of the loans in our pipeline. Consequently, basis point loan premiums, and gain on sales of loans, are best analyzed in conjunction with the basis point revenue or loss from our derivative financial instruments and market adjustment on interest rate lock commitments. Premium recapture and loss provisions increased in 2003 as declining interest rates spurred refinancing volumes, which in turn increased premium recapture expenses. Our ability to estimate potential losses is based on a greater level of experience.

        During the year ended December 31, 2003, AmNet realized net hedging gains on its derivative financial instruments and market adjustments on derivative financial instruments totaling approximately $78 thousand. For the same period ending December 31, 2002, net losses on derivative financial instruments and market adjustments totaled $31.8 million. Use of derivative financial instruments is a key to protecting our profit margins between the time a loan is locked and when the loan is sold to an investor. Until August 2002, AmNet used primarily treasury futures and options to hedge its loan pipeline against declines in value caused by increases in market interest rates. This strategy was not successful and was changed to better match hedging activity to interest rate risk. At that time, AmNet sold or closed its position in substantially all of its remaining options on treasury futures. During the first nine months of 2002, AmNet incurred net losses on its derivative financial instruments totaling $23.6 million. A portion of these losses was offset by higher than expected gains on the sales of loans. However, due to a variety of reasons, we estimate that approximately $8 million of losses on treasury hedges during the second and third quarters were not offset by correspondingly larger than expected gains on loans sold. In August of 2002, AmNet began using forward sales of mortgage backed securities (TBA) as its primary hedging vehicle. Due to continual declines in mortgage interest rates during October 2002 through December 2002, AmNet recorded net losses on derivative financial instruments of $8.2 million during the last three months of 2002, but had offsetting higher than expected gains on sales of loans. During all of 2003, we continued with the same strategy of using forward sales of mortgage backed securities and were successful in protecting profit margins on loan originations.

        AmNet recorded interest income of $29.9 million for the year ended December 31, 2003. AmNet earns interest on a loan from the date the loan is funded until final disposition. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent AmNet funds loans with borrowings under its warehouse facilities, it records interest expense based on the same factors. Interest expense for the period was $13.5 million. The resulting net interest income earned on loan inventories was $16.4 million, representing 16 basis points on 2003 loan production of $10.2 billion. For the comparable period ended December 31, 2002 interest income was $14.9 million and interest expense was $7.8 million. This resulted in net interest earned of $7.1 million, representing 17 basis points on 2002 loan production of $4.2 billion.

        Total expenses incurred in the mortgage banking business for the year ended December 31, 2003 were approximately $85.7 million. Operating expense, which included all expenses except interest expense, (employee compensation and benefits, office and occupancy expense and other operating expenses) was approximately $72.2 million for the year ended December 31, 2003. For the comparable period ended December 31, 2002, there were approximately $37.2 million of total expenses of which approximately $29.4 million were operating expenses. For the year ended December 31, 2003, operating expenses totaled $72.2 million as compared to $29.4 million for 2002. The increase in operating expense was due to the establishment and ongoing overhead of AmNet's mortgage banking operations, which are comprised of regional loan production offices and headquarters operations. For the year ended December 31, 2003, expenses included approximately $19.1 million in sales commissions, which represent expenses that vary in direct proportion with the volume of funded loans, or approximately 19 basis points (.19%) on $10.2 billion in funded loans. Operating expenses that were not directly variable totaled $41.5 million or approximately 41 basis points (.41%) on $10.2 billion in funded loans for 2003. Overall basis point expenses (which is a measurement of the cost per loan) declined for the year 2003 (from 89 basis points in 2002 to 84 basis points in 2003). However, the cost per loan increased from $1,580 in 2002 to $1,650 per loan in 2003. Breaking down the cost per loan in 2003 to the first nine months and comparing the cost to the last three months shows that the increase in interest rates after September 2003 cut loan production in a dramatic manner, and overhead was not aligned in time to profitably compensate for reduced loan volume. The cost per loan in the first nine months of 2003 was $1,521 while the cost per loan in the last three months of 2003 was $2,196.

        Overall basis point expenses (which is a measurement of the cost per loan) declined throughout 2002. The decline in the overall expense per loan is due to scale efficiencies and the fact that operating expenses for the twelve-month period included one-time start-up costs.

        The table below provides the relationship between estimated fixed, variable and total expenses for the years ended December 31, 2003 and 2002. (dollars in 000's)

2003
Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses
Employee compensation and benefits	23,504	24,315	47,819
Office and occupancy expense	—	2,661	2,661
Professional fees	1,201	4,166	5,367
Other operating expense	6,024	10,349	16,373

Total Operating Expenses	30,729	41,491	72,220
Interest Expense	13,482	—	13,482

Total Expenses	44,211	41,491	85,702

2002
Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses
Employee compensation and benefits	8,645	10,042	18,687
Office and occupancy expense	—	1,709	1,709
Professional fees	633	2,323	2,956
Other operating expense	1,997	4,077	6,074

Total Operating Expenses	11,275	18,151	29,426
Interest Expense	7,790	—	7,790

Total Expenses	19,065	18,151	37,217

        Interest rate movements are difficult to predict, but it is recognized that interest rates on residential mortgages were historically low in the second half of 2002. In 2003, while rates continued to remain at historical lows, the total number of home purchase and refinancing transactions declined, causing a significant overall contraction of the loan origination market. Our financial projections for 2004 assume a significant contraction in the size of the market by the end of 2004. The Mortgage Bankers Association indicate in their January 22, 2004 forecast that 2004 mortgage financing activity will shrink to $2.0 trillion from $3.8 trillion in 2003. Overhead has been adjusted to meet the reduced demand to achieve profitability in 2004. We are continuing our strategy of regional office expansion and increased account executives to capture market share in metropolitan service areas we do not already serve.

        Income tax expense recorded for the year ended December 31, 2003 was approximately $7.0 million and the effective federal and state tax rate for this segment was estimated to be 29.9% which reflected the application of a $10.9 million benefit as a result of net operating losses. The remaining income tax benefit will be significantly reduced in 2004 and therefore the effective tax rate will increase to approximately 41.5%.

Mortgage Asset Portfolio Business

        For the years ended December 31, 2003 and 2002, we generated net income of approximately $12.5 million and $9.0 million, respectively. The net income in 2003 was mainly due to an income tax benefit of $10.9 million as result of reasonably expecting our Mortgage Banking Business profitability to absorb the net operating loss carry-forwards of our Mortgage Asset Portfolio Business since the two entities are consolidated for income tax return purposes. Our decision to avoid portfolio acquisitions throughout 2003, 2002 and 2001 resulted in a continued decline in the size of Bond Collateral Mortgage Loan portfolio. This decline resulted in a decrease in net interest income from the mortgage asset portfolio.

        Interest rates are one of the keys to having net income in this segment of our business. The weighted average interest rate from our bond collateral is 9.2% at December 31, 2003 while the weighted average interest rate we pay is 2.4% for the same period. The difference represents income to us. As our portfolio balances continue to decline, we find that key expense items continue to be premium amortization and credit losses. Our portfolio has been declining in size rapidly as a result of borrowers refinancing their mortgages which necessitates writing off our premium at accelerated rates. Credit losses on collateral are not decreasing in proportion to the decline in our portfolio balances. Less credit worthy borrowers have difficulty procuring refinancing terms while those more credit worthy are able to find lower interest rates available and opt to payoff their loans before they are due (prepayment). Therefore with less credit worthy borrowers remaining in our portfolio assets, events of default occur more frequently and necessitate a higher proportion of credit reserves.

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

        For the year ended December 31, 2003, total expenses decreased approximately $9.6 million (from $19.3 million to $9.7 million) over the year ended December 31, 2002. During 2003, our Company incurred decreases in all of the major expense categories. The primary decrease included the following: interest expense decreased approximately $5.6 million as a result of the approximate decrease of $106 million in bond collateral; premium amortization decreased by approximately $5.7 million, provision for loan losses decreased by approximately $2.0 million; other operating expenses decreased approximately $141 thousand. Operating expenses remained relatively constant despite a shift in portfolio size.

        Premium amortization expense represents the amortization of purchase premiums paid for Bond Collateral Mortgage Loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $3.5 million for the year ended December 31, 2003 and $9.2 million for the year ended December 31, 2002. The following table represents constant prepayment rates ("CPR's") (See Business Glossary for definition of "CPR's") (unaudited):

	CPR Rates
	Life Time	Six Months	Three Months
	December 31, 2003
Bond collateral:
CMO/FASIT 1998-1	39.8%	29.4%	31.5%
CMO 1999-1	36.3%	43.6%	41.5%
CMO 1999-2	34.8%	39.2%	45.6%
CMO/REMIC 1999-A	37.5%	33.2%	31.6%
CMO 2000-2	n/a	49.2%	49.3%

	December 31, 2002
Bond collateral:
CMO/FASIT 1998-1	41.8%	34.3%	36.7%
CMO 1999-1	35.3%	38.1%	37.0%
CMO 1999-2	33.1%	37.2%	34.6%
CMO/REMIC 1999-A	37.7%	40.6%	41.6%
CMO 2000-2	n/a	49.3%	44.7%

        At December 31, 2003, unamortized premiums as a percentage of the remaining principal amount of Bond Collateral Mortgage Loans were 2.34%, as compared to 2.86% at December 31, 2002. The chart below provides a breakdown of prepayment coverage and the weighted average months remaining until the next interest rate adjustment for each segment of the Bond Collateral Mortgage Loan portfolio:

	As of December 31, 2003
	Principal Balance	Percentage of Loans with Prepayment Penalties	Weighted Average Months Remaining on Prepayment Coverage*	Weighted Average Months Until Next Interest Rate Adjustment
	(dollars in thousands) (unaudited)
Bond Collateral Mortgage Loans:
CMO/FASIT 1998-1	$22,668	0%	0	4
COM 1999-1	27,021	0%	0	1
CMO 1999-2	58,922	24%	5	1
CMO/REMIC 1999-A	40,435	12%	5	2
CMO 2000-2	7,068	15%	13	5

	$156,114	12%	6	2

*
Prepayment coverage is the number of months remaining before the prepayment clause in the mortgage loan contracts expire and borrowers may prepay the loan without prepayment penalty charges.

        As of December 31, 2003, this segment of our business had bond collateral (net of reserves) which totaled $161.3 million. The table below indicates how this total is segregated by delinquency status:

Description	Total (000's)	% of Total
Regular	$125,596	77.9%
Bankruptcy	$18,883	11.7%
Foreclosure	$11,635	7.2%
Unamortized Premium	$3,769	2.3%
Credit Reserve	$(2,011)	-1.2%

Subtotal	$157,872
REO	$6,812	4.2%
REO Reserve	$(3,432)	-2.1%

REO Total	$3,380

Total Bond Collateral	$161,252	100%

        We held mortgage assets of approximately $156 million as of December 31, 2003, comprised mainly of mortgage loans held as Bond Collateral. Subsidiaries of our Company, American Residential Eagle and American Residential Eagle 2, hold these assets, of which approximately $119 million and $42 million, respectively, is pledged as collateral for long-term debt (bonds). This compares to $269 million as of December 31, 2002. This reduction is a result of prepayments due to favorable refinance rates and our decision not to replace these assets. As previously discussed, we are deploying assets to fund mortgage origination activities (Mortgage Banking Business).

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

        In 2002, AmNet recorded gain on sales of loans revenue totaling $46.7 million on loan dispositions totaling $3.8 billion. This represents new activity for the Company; for the comparable period ended December 31, 2001, there was a $10 thousand loss on the sale of loans. AmNet's increase in net gains on the sales of loans is the result of the increase in its loan production volume. This revenue was offset by a loss on the Company's derivative financial instruments totaling $31.8 million in 2002, and $63 thousand in 2001.

        AmNet recorded interest income of $14.9 million for the year ended December 31, 2002. Interest expense for the period was $7.8 million. The resulting net interest income earned on loan inventories was $7.1 million, representing 17 basis points on 2002 loan production of $4.2 billion. We had insignificant interest income in 2001.

Mortgage Asset Portfolio Business

        For the years ended December 31, 2002 and 2001, we generated net income of approximately $8.9 million and a net loss of $16.2 million, respectively. The net income in 2002 was mainly due to non-operational income from the settlement of litigation for $10.3 million. The net loss in 2001 was due to several events, each of which had a significant impact. These events include purchase of the management contract for $10 million, adoption of SFAS 133 which resulted in a write-down of cap agreements for approximately $1.1 million, and transaction fees related to the Management Contract Buyout of approximately $1.1 million. Our decision to avoid portfolio acquisitions throughout 2002 and 2001 resulted in a continued decline in the size of Bond Collateral Mortgage Loan portfolio. This decline resulted in a decrease in net interest income from the mortgage asset portfolio. The weighted average interest rate from our bond collateral is 9.2% at December 31, 2002, while the weighted average interest rate we pay is 2.6% for the same period. The weighted average interest rate from our bond collateral is 9.6% at December 31, 2001, while the weighted average interest rate we pay is 2.5% for the same period.

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

        Premium amortization expense represents the amortization of purchase premiums paid for Bond Collateral Mortgage Loans acquired in excess of the par value of the loans. Premium amortization expense was approximately $9.2 million for the year ended December 31, 2002 and $16.4 million for the year ended December 31, 2001. The following table represents constant prepayment rates ("CPR's") (See Glossary section for definition of ("CPR's") (unaudited):

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
	(dollars in thousands) (unaudited)
Bond Collateral Mortgage Loans:
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

  •
  revenues generated by our mortgage banking operating activities including interest, branch fees, loan sale proceeds and hedge proceeds.

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

  •
  repayment of our borrowings; and

  •
  maintaining a "restricted cash" account, which includes amounts required to be held by certain of our correspondent investors that may not be used in our operations or as equity for other warehouse lines of credit, as well as amounts held in escrow for third parties.

        As our mortgage banking operations have grown and our mortgage asset portfolio has declined, our cash flow from investment activities has continued to decline in amounts and materiality.

Cash Generated By and Used In Our Operations

        During the year ended December 31, 2003, on a consolidated basis we generated a net positive cash flow of $30.8 million. This net positive number can be better understood by explaining the major components:

  Mortgage Banking Business

  •
  Cash reserves were increased by $35.8 million as a result of significant gains in loan production in 2003. We originated $4.2 billion in 2002 and $10.2 billion in 2003.

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

    Our financial condition can be affected by fluctuations in world markets, which could directly impact domestic liquidity. As stated earlier, we intend to renew existing financing facilities, and seek new financing sources as the need arises. There can be no assurance that we will be able to secure new short or long-term financing or that financing will be available on favorable terms.

        On a go-forward basis, we anticipate our liquidity will be predominantly impacted by the mortgage banking activity. In 2004 we will continue to expand our regional office presence in various metropolitan service areas. Typically new offices have a cash negative period of three to six months and our planned expansion will slow cash accumulation. We expect to originate $500 million to $1 billion per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. Furthermore, we anticipate greater general and administrative costs associated with the operations of our Mortgage Banking Business. We intend to use cash reserves, borrowings under the warehouse facilities and the Subordinated Debt Facility and cash flow generated by the mortgage asset portfolio, as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations. We are therefore dependent on significant levels of warehouse financing to help execute our mortgage banking strategy. Furthermore, we must originate minimum levels of loans to remain profitable. See Business Risk Factors in Item 1. Management believes that our company has sufficient sources of liquidity at December 31, 2003 to meet anticipated business requirements for the foreseeable future.

Short-Term Debt

        As of December 31, 2003, short-term debt consists of revolving credit lines (warehouse facilities) used to fund our lending activities. As of December 31, 2003, mortgage loans held for sale totaling $276.8 million were pledged as collateral for the warehouse facilities. The warehouse facilities consists of borrowings of $265.6 million with four financial institutions. At December 31, 2003, our maximum available borrowings combined, from these four financial institutions is $1.4 billion. These facilities typically advance 98% to 99% of the par balances of the loans pledged as collateral. Such financing is currently provided primarily under (i) a 364-day secured mortgage warehousing revolving credit agreement, dated as of November 26, 2001, (the "Bank Credit Agreement") and entered into by AmNet, American Residential Investment Trust and JPMorgan/Chase; (ii) a 364-day secured mortgage warehousing revolving credit agreement, dated as of March 28, 2002, (the "UBS Warburg Agreement") and entered into by AmNet and UBS Warburg Real Estate Securities Inc.; (iii) a 364-day secured mortgage warehousing revolving credit agreement, dated as of October 11, 2002, (the "Countrywide Agreement") and entered into by AmNet, American Residential Investment Trust and Countrywide; and (iv) a 364-day secured mortgage warehousing revolving credit agreement, dated as of September 15, 2003, (the "GMAC Agreement") and entered into by us, AmNet and GMAC. These warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of our Company. As of December 31, 2003 we are in compliance with these covenants.

        Our short-term sources of liquidity also include a $5 million renewable 364 day Senior Subordinated Secured Revolving Loan Agreement between American Residential Investment Trust and TCW/Crescent Mezzanine L.L.P. on December 19, 2001 (the "Subordinated Debt Facility"). The Subordinated Debt Facility is secured by residual interest spread investment certificates on the 1999-2 segment of the Bond Mortgage Loan portfolio. There were $3 million of borrowings outstanding under this agreement at December 31, 2003, which matures on April 23, of 2004.

Long-Term Debt—Non Recourse Mortgage Backed Notes

        Our long-term debt consists of non-recourse mortgage-backed notes, which are principally secured by Bond Collateral Mortgage loans and bond collateral real estate owned. Obligations under the mortgage backed notes are payable solely from the proceeds from the bond collateral and are otherwise non-recourse to our Company. The maturities of the mortgage-backed notes are directly affected by the rate of principal repayments on the related bond collateral. The notes are also subject to redemption according to the specific terms of the indentures pursuant to which they were issued. As a result, the actual maturities are likely to occur earlier than the stated maturities.

        In the event that a master servicer, servicer or trustee elects to redeem the debt of any of our long-term debt issuances, we would receive cash from the clean-up call at an earlier date than would be expected if the debt issuance was allowed to reach its stated maturity.

        The components of the long-term debt at December 31, 2003, are summarized below (dollars in thousands):

	2000-2 Securitization	1999-A Securitization	1999-2 Securitization	1999-1 Securitization	1998-1 Securitization	Total Long-Term Debt
Long-term debt	$7,182	$33,012	$51,594	$16,753	$22,229	$130,770
Capitalized costs on long-term debt	(30)	(1)	(267)	(177)	—	(475)

Total long-term debt	$7,152	$33,011	$51,327	$16,576	$22,229	$130,295

Weighted average financing rates	2.24%	1.29%	3.33%	1.82%	2.14%	2.37%

Rate Lock Commitments to Borrowers and Commitments to Sell Loans

        In the ordinary course of business, we have commitments to fund mortgages. We enter into financial commitments with interest rate risks through the origination and sale of mortgage loans. We must manage the potential loss exposure caused by fluctuations in interest rates. These financial instruments include commitments to extend credit (mortgage loan pipeline) and mandatory forward commitments to sell loans. The following is a summary of our pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 2003 and 2002 (dollars in thousands) (unaudited):

	12/31/03	12/31/02
Commitments to originate loans at set interest rate	$526,940	$714,061
Commitments expected to close	298,780	408,976
Forward sales of mortgage backed securities (TBA)	466,500	526,700
Mandatory commitments to sell mortgage loans held for sale	134,383	224,802

        For the purposes of hedging our interest rate exposure on commitment to originate loans, we make various assumptions to estimate those mortgage loans which will not close (fallout). The rate of fallout is applied to the total pipeline of mortgage loans to arrive at the net exposure to interest rate changes in the market. The loans expected to close are hedged utilizing forward sales of mortgage-backed securities and options. Some of these commitments will ultimately be denied by our Company or declined by the borrower, and therefore, the commitment amounts do not necessarily represent future cash requirements.

Lease and Long-Term Debt Commitments

        In order to better understand our future obligations under our leases and long-term debt agreements, the table below shows our expected future payments for these debt instruments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Long-Term Debt	$130,295	$67,151	$40,607	$15,919	$6,618
Operating Leases	7,920	3,056	3,853	994	17

Total	$138,215	$70,207	$44,460	$16,913	$6,635

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

  Mortgage Asset Portfolio Business

  •
  Cash flow from our Mortgage Asset Portfolio was positive at approximately $2.8 million.

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

    Cash flow from the Mortgage Asset Portfolio is expected to decline in 2004 due to a decline in the size of the portfolio, and potential increases in overcollateralization accounts.

  •
  Administrative expenditures for our Mortgage Asset Portfolio Business aggregated approximately $4.9 million.

    Administrative expenses allocated to our Mortgage Asset Portfolio Business included portfolio management payroll allocations of approximately $750 thousand, general legal expenses of approximately $293 thousand, professional and consulting fees of approximately $346 thousand, director fees of $154 thousand, and liability insurance of approximately $275 thousand. However, we do expect director fees and general legal and professional expenses to increase due to the implementation of various new corporate governance measures required by the Sarbanes-Oxley Act of 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        A primary market risk facing our Company is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We attempt to manage this risk in our Mortgage Banking and Mortgage Asset Portfolio businesses.

Mortgage Banking Business

Interest Rate Risk

        Rate lock commitments and mortgage loans held for sale (loan pipeline) are subject to market price fluctuation until committed for sale. These fluctuations are primarily tied to changes in market interest rates and the relationship of short-term rates to long-term rates (yield curve). In order to mitigate this risk, a variety of financial derivative instruments (including forward mandatory mortgage security sale (TBA) and options on mortgage-backed securities) are utilized to hedge or mitigate market price fluctuations. These hedge positions are continually adjusted based on routine and ongoing quantification of our risk, but hedges may or may not be fully successful in complete risk mitigation. In particular, our capital markets personnel must make estimates of the percentage of rate lock commitments expected to close under different interest rate changes. Losses on the sale of mortgage loans or hedging activity could adversely impact results of operations and our financial position.

Other Risks

        Our ability to generate gains on the sales of mortgages is largely dependent upon the continuation of correspondent investor programs offered by large institutions. Typically these institutions have mortgage banking operations with which we compete. At any point in time an investor could discontinue our business relationship and therefore narrow the scope of our investor loan sale programs. We attempt to mitigate this risk by selling our loans to several investors and are constantly trying to develop new business relationships.

        The Mortgage Banking Business has many companies competing for mortgage loan originations who are much larger and more experienced in the business. During the first half of 2003 we were in a business environment of unprecedented low interest rates and we were fortunate to capture market share during a period of historic high levels of mortgage loan activity. As interest rates rose in the second half of 2003, and we expect, will continue to rise in 2004, we need to be highly competitive against larger more experienced companies. We will mitigate this risk by being a niche market participant dealing exclusively with loan brokers and providing a higher level of personal service than our competitors.

Mortgage Asset Portfolio Business

Interest Rate Risk

        Our operating results for this business segment will depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. All of this business segment's mortgage assets are pledged as collateral for long-term debt (securitizations). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, which creates a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Mortgage Asset Portfolio Business net income. Long-term debt interest rates are tied to LIBOR. Increases in these rates will tend to decrease net income. A significant increase in short-term interest rates, where the one month LIBOR exceeded 12%, could result in interest expense exceeding interest income and would result in operating losses. In the past, we have attempted to mitigate interest rate gap risk through hedging instruments called Interest

Rate Caps. The majority of mortgages held in the portfolio are adjustable rate mortgages (ARM's) which adjust every six months. Consequently our gap risk is limited and at the present time we do not believe that the cost of hedging our gap risk is justified. Currently we do not have any Interest Rate Caps in place.

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

        All of our issuances of long-term debt have provisions permitting us to redeem the debt when the remaining collateral has been paid down to 10% or less of its initial amount. In certain of these issuances, the master servicer, servicer or trustee may elect to redeem the debt if we do not. Such "clean-up calls" are typical in mortgage securitizations to avoid the inefficiencies associated with servicing and administering small pools of assets. In the event of a clean-up call being exercised, the remaining collateral may be sold at a price below its remaining book value at the time, resulting in a loss. Alternatively, the remaining collateral may be retained by us, but subject to financing and servicing arrangements that are less attractive than under the long-term debt arrangements. In such event, our costs of carrying the assets could increase.

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

			(unaudited) If Interest Rates Were To
	2003		Increase	Decrease	Increase	Decrease	2002
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value		Carrying Amount	Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$44,400	$44,400	$44,400	$44,400	$44,400	$44,400	$13,647	$13,647
Mortgage loans held for sale, net, pledged	276,781	280,119	277,449	282,348	274,699	284,401	390,125	396,054
Bond collateral mortgage loans (including, REO)	161,252	162,509	162,437	162,625	162,383	162,773	269,378	283,529

Total interest-earning assets	$482,433	$487,028	$484,286	$489,373	$481,482	$491,574	$673,150	$693,230

Interest-bearing liabilities:
Short-term debt	$268,619	$268,619	$268,619	$268,619	$268,619	$268,619	$378,553	$378,553
Long-term debt, net	130,295	130,295	130,295	130,295	130,295	130,295	237,456	237,456
Derivative financial instruments	1,224	1,224	(1,148)	3,903	(3,061)	7,333	2,307	2,307

Total interest-bearing liabilities	$400,138	$400,138	397,766	402,817	395,853	406,247	$618,316	$618,316

        These analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact our financial performance in each such scenario. Consequently, the preceding estimates should not be viewed as a forecast.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of our Company and the related notes, together with the Independent Auditors' Reports thereon, are set forth on pages F-2 through F-32 on this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Our Company changed accountants during 2002. There were no disagreements with auditors on accounting or financial disclosure issues. On April 15, 2002, we dismissed KPMG LLP, our independent auditors. During our two most recent fiscal years and the subsequent interim periods up to the date of termination, there were no disagreements with KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the matter in their report. KPMG LLP's report on our financial statements for each period for which KPMG LLP performed an audit of our financial statements contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change auditors was approved by our Audit Committee of the Board of Directors. We requested KPMG LLP to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the above statements. A copy of that letter, dated April 23, 2002 was filed as Exhibit 16.1 to Form 8-K/A filed with the SEC on April 23, 2002.

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

        The Company has provided an indemnification letter to KPMG LLP in connection with the issuance of KPMG LLP's consent to the inclusion of their report on the Company's financial statements for the year ended December 31, 2001.

ITEM 9A. CONTROLS AND PROCEDURES

        (a)   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

        (b)   There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 with respect to directors, audit committee members and financial experts and our code of ethics is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our annual meeting of stockholders to be held in 2004 (the "Proxy Statement"). The information required with respect to executive officers is set forth in Item 1 of this report under the caption "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the information contained under the heading "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by Item 12 is incorporated herein by reference to the information contained under the headings "Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Proxy Statement.

        The information required by Item 12 with respect to equity compensation plans is contained herein in Item 5 of this report under the caption "Market For Registrant's Common Equity and Related Stockholder Matters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference to the information contained under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to the information contained under the heading "Independent Auditor Fees and Services" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this report:

1.
The following financial statements of our Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Auditors, PricewaterhouseCoopers LLP;
Independent Auditors' Report, KMPG LLP;
Consolidated Balance Sheets as of December 31, 2003 and 2002;
Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2003;
Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2003;
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003 and
Notes to Consolidated Financial Statements.
  2.
  Financial Statements Schedules.

    All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Reports on form 8-K:

  We filed (furnished) the following reports on Form 8-K during the last fiscal quarter of 2003:

Date	Items
November 6, 2003	Item 7 Exhibits (press release furnished).
Item 12 Results of operations and financial conditions.

(c)
Exhibits:

Exhibit Index

Exhibit Number	Description
(6)3.1	Second Articles of Amendment and Restatement of the Registrant
3.2	Fourth Amended and Restated Bylaws of the Registrant
(1)4.1	Registration Rights Agreement dated February 11, 1997
4.3	First Amended and Restated Rights Agreement by and between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004
(2)4.4	Indenture dated as of June 1, 1998, between American Residential Eagle Bond Trust 1998-1 (a wholly-owned, consolidated subsidiary of the Registrant) and First Union National Bank, as Trustee
(3)4.5
Indenture dated as of April 1, 1999, between American Residential Eagle Bond Trust 1999-1 (a wholly-owned consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, National Association, as Trustee
(4)4.6
Indenture dated as of July 1, 1999, between American Residential Eagle Bond Trust 1999-2 (a wholly-owned, consolidated subsidiary of the Registrant) and Norwest Bank Minnesota, National Association, as Trustee
(1)+10.6	1997 Stock Incentive Plan
(1)+10.7	Form of 1997 Stock Option Plan, as amended
(1)+10.8	Form of 1997 Outside Directors Stock Option Plan
(1)+10.9	Form of Employee Stock Purchase Plan
(1)+10.14	Form of Indemnity Agreement
(5)10.17	The Termination and Release Agreement, dated as of December 20, 2001
(5)10.18	Amendment No. 1 to the Securities Purchase Agreement, dated as of December 20, 2001
(5)10.19	Amendment No. 1 to the Registration Rights Agreement, Dated as of December 20, 2001
(7)10.20	Lease between American Residential Investment Trust, Inc. and Sorrento Wateridge Partners, L.P. dated November 30, 2001
(7)10.21+	Executive Employment Agreement between American Mortgage Network, Inc. and Lisa Faulk dated March 31, 2003
(7)10.22+	Amended and Restated Employment Agreement between American Mortgage Network, Inc. and John Robbins dated April 7, 2003
(7)10.23+	Amended and Restated Employment Agreement between American Mortgage Network, Inc. and Judith Berry dated March 31, 2003
(7)10.24+	Amended and Restated Employment Agreement between American Mortgage Network, Inc. and Jay Fuller dated March 31, 2003
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

+
Management Contract or Compensatory Plan

(1)
Incorporated by reference to Registration Statement on Form S-11 filed September 25, 1997 (File No. 333-33679)

(2)
Incorporated by reference to Current Report on Form 8-K filed July 16, 1998 (File No.333-47311)

(3)
Incorporated by reference to Current Reports on Form 8-K filed April 15, 1999 (File No. 333-5932)

(4)
Incorporated by reference to Current Reports on Form 8-K filed August 19, 1999 (File No. 333-70189-01)

(5)
Incorporated by reference to the Company's current Report on Form 8-K filed January 9, 2002 (File No. 001-13485)

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003

(7)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003

FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2003

Report of Independent Auditors

To the Board of Directors and Stockholders
of American Residential Investment Trust, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American Residential Investment Trust, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, in 2003, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities.

/s/  PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 29, 2004

Independent Auditors' Report

The Board of Directors and Stockholders
American Residential Investment Trust, Inc.:

        We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows of American Residential Investment Trust, Inc. and subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of American Residential Investment Trust, Inc. and subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company changed their method of accounting for derivative instruments and hedging activities in 2001.

/s/  KPMG LLP

San Diego, California
January 18, 2002

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$44,400	$13,647
Cash and cash equivalents—restricted	2,100	1,125
Mortgage loans held for sale, net, pledged (lower of cost or market)	276,781	390,125
Bond collateral, mortgage loans, net	157,872	259,851
Bond collateral, real estate owned	3,380	7,244
Accounts receivable—mortgage loans sold/funded	3,856	6,205
Accrued interest receivable	2,593	4,135
Deferred taxes	5,694	43
Other assets	5,520	2,932

	$502,196	$685,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt	$268,619	$378,553
Long-term debt, net	130,295	237,456
Derivative financial instruments	1,224	2,307
Accrued interest payable	494	582
Accrued expenses and other liabilities	12,950	6,811

Total liabilities	413,582	625,709
Commitments and contingencies (Note 18)
Minority Interest	129	95
Stockholders' Equity:
Preferred stock, par value $.01 per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 24,900,000 shares authorized; 7,873,714 shares issued and outstanding in 2003, and 7,862,490 shares issued and outstanding in 2002	79	79
Additional paid-in-capital	108,719	108,760
Accumulated deficit	(20,313)	(49,336)

Total stockholders' equity	88,485	59,503

	$502,196	$685,307

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
Revenues
Gain (loss) on sales of loans	$79,203	$46,668	$(10)
Derivative financial instruments and market adjustments
Derivative financial instruments—Treasury futures	—	(18,171)	(365)
Derivative financial instruments—forward commitments and options	2,182	(16,262)	—
Market adjustment on interest rate lock commitments	(2,104)	2,663	302

Total derivative financial instruments and market adjustments	78	(31,770)	(63)
Interest on mortgage assets	40,781	31,538	39,017
Litigation settlement	—	10,281	—
Other income	1,265	1,335	3,931

Total revenue, net of derivative financial instruments and adjustments	121,327	58,052	42,875

Expenses
Employee compensation and benefits	48,569	19,434	1,863
Interest expense	18,322	18,220	34,755
Office and occupancy expense	2,661	1,709	136
Provision for loan losses	3,441	5,454	6,301
Loss (gain) on sale of real estate owned, net	(921)	121	255
Purchase of Management Contract	—	—	10,000
Professional fees	6,061	4,712	2,504
Other operating expenses	17,274	6,834	1,900
Management fees	—	—	2,308

Total expenses	95,407	56,484	60,022

Income (loss) before income taxes and the cumulative effect of a change in accounting principle	25,920	1,568	(17,147)
Income taxes (benefit)	(3,103)	8	2
Adoption of SFAS 133 accounting change:
Reduce cap agreement cost to market	—	—	(1,106)

Net income (loss)	29,023	1,560	(18,255)

Other comprehensive income (loss):
Unrealized gains on retained interest in securitization	—	—	448
Reclassification adjustment included in income (loss)	—	(448)	—

Comprehensive income (loss)	$29,023	$1,112	$(17,807)

Basic Weighted Average Shares Outstanding	7,861,988	7,884,983	7,962,423
Diluted Weighted Average Shares Outstanding	8,138,775	7,962,108	7,962,423
Net income (loss) per share (basic) before cumulative effect of accounting change	$3.69	$0.20	$(2.15)
Net income (loss) per share (diluted) before cumulative effect of accounting change	$3.57	$0.20	$(2.15)
Net income (loss) per share (basic) after cumulative effect of accounting change	$3.69	$0.20	$(2.29)
Net income (loss) per share (diluted) after cumulative effect of accounting change	$3.57	$0.20	$(2.29)

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income/(Loss)
			Treasury Stock	Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount					Total
Balance at December 31, 2000	8,020,900	$81	$(84)	$109,271	—	$(32,641)	$76,627

Treasury stock	(61,000)	—	(198)	5	—	—	(193)
Retirement of treasury stock	—	(1)	282	(281)	—	—	—
Other comprehensive loss	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	(18,255)	(18,255)

Balance at December 31, 2001	7,959,900	80	—	108,995	448	(50,896)	58,627

Treasury stock	(97,410)	—	(236)	—	—	—	(236)
Retirement of treasury stock	—	(1)	236	(235)	—	—	—
Other comprehensive loss	—	—	—	—	(448)	—	(448)
Net income	—	—	—	—	—	1,560	1,560

Balance at December 31, 2002	7,862,490	79	—	108,760	—	(49,336)	59,503

Treasury Stock	(20,000)	—	(145)	—	—	—	(145)
Retirement of Treasury Stock	—	—	145	(145)	—	—	—
Stock options exercised	31,224	—	—	104	—	—	104
Other comprehensive income (loss)	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	29,023	29,023

Balance at December 31, 2003	7,873,714	$79	$—	$108,719	$—	$(20,313)	$88,485

See accompanying notes to consolidated financial statements.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,023	$1,560	$(18,255)
Adjustments to reconcile net income (loss) to net cash Provided by/(used in) operating activities:
Amortization of mortgage assets premiums	3,542	9,232	16,420
Cumulative effect of change in accounting principle	—	—	1,106
Amortization of CMO capitalized costs	343	557	1,104
Amortization of CMO premium	—	—	(78)
Decrease on retained interest in securitization		88	662
Provision for loan losses	3,441	5,454	6,301
Decrease in deposits to over-collateralization account	—	—	1,451
Impairment loss on retained interest in securitization	—	1,046	—
Change in real estate owned provision	2,520	5,709	3,059
(Gain)/loss on sale of real estate owned	(921)	121	255
Proceeds from sale of mortgage loans held for sale	10,286,684	3,812,455	5,327
Mortgage loan originations	(10,173,340)	(4,164,485)	(43,422)
Decrease/(increase) in accounts receivable—mortgage loans sold/funded	2,349	(5,631)	(574)
Increase in restricted cash	(975)	(1,125)	—
(Increase)/decrease in derivative financial instruments	(1,083)	3,233	(917)
Decrease in accrued interest receivable	1,542	(1,087)	3,267
Increase in deferred tax asset	(5,694)	(43)	—
Increase in other assets	(2,545)	(1,590)	(717)
Decrease in due from affiliate	—	159	196
Decrease/(increase) in accrued interest payable	(88)	494	(224)
Increase in accrued expenses, other expenses and management fees payable	6,139	5,392	970
Decrease in due to affiliate	—	(10)	—
Increase in minority interest	16	20	16

Net cash provided by/(used in) operating activities	150,953	(328,451)	(24,053)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans, net	87,350	161,542	354,841
Proceeds from sale of real estate owned	9,929	12,436	12,696

Net cash provided by investing activities	97,279	173,978	367,537
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(107,504)	(185,450)	(375,859)
(Decrease)/increase in net borrowings from short-term debt	(109,934)	343,288	30,182
Premium on bond collateral	—	(211)
Stock options exercised	104	—	—
Dividends paid	—	—	(1,605)
Purchase of treasury stock	(145)	(236)	(196)

Net cash (used in)/provided by financing activities	(217,479)	157,391	(347,478)

Net increase (decrease) in cash and cash equivalents	30,753	2,918	(3,994)
Cash and cash equivalents at beginning of year	13,647	10,729	14,723
Cash and cash equivalents at end of year	$44,400	$13,647	$10,729
Supplemental information
Interest paid	$18,410	$17,727	$33,953
Taxes paid	$2,941	$(60)	$22
Transfers from bond collateral, mortgage loans, net to real estate owned	$7,647	$20,076	$17,551

See accompanying notes to consolidated financial statements.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

        The consolidated financial statements include the accounts of American Residential Investment Trust, Inc. ("AmRES"), a Maryland corporation, American Mortgage Network, Inc. ("AmNet"), a Delaware corporation and wholly-owned subsidiary of AmRES, American Residential Eagle, Inc., ("Eagle"), a Delaware special purpose corporation and wholly-owned subsidiary of AmRES and American Residential Eagle 2, Inc. ("Eagle 2"), a Delaware limited purpose corporation and wholly-owned subsidiary of Eagle (collectively "AmRIT"). Substantially all of the assets of Eagle and Eagle 2 are pledged or subordinated to support long-term debt in the form of collateralized mortgage bonds ("Long-Term Debt") and are not available for the satisfaction of general claims of AmRIT. American Residential Holdings, Inc. ("Holdings"), is an affiliate of AmRES that is consolidated in accordance with FASB Interpretation No. 46R "Consolidation of Variable Interest Entities". AmRIT and Holdings are together referred to as the "Company". The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the Long-Term Debt is non-recourse to the Company. All significant intercompany balances and transactions with AmNet, Eagle, Eagle 2, and Holdings have been eliminated in the consolidation of AmRIT.

        During the first half of 1998, AmRES formed Holdings, through which a portion of the Company's non-conforming adjustable-rate and fixed-rate, single- family whole loans (collectively, "Mortgage Loans"), acquisition and finance activities were conducted. AmRES owns all of the preferred stock and has a non-voting 95% economic interest in Holdings. As a result of FIN 46R, the Company now consolidates Holdings in the Company's consolidated financial statements.

        Subsidiaries of the Company, Eagle and Eagle 2 hold bond collateral assets of approximately $120 million and $42 million, respectively, at December 31, 2003.

        Sales of mortgage loans are accounted for under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Mortgage loans are generally sold with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling prices and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses are recognized at the time of sale.

Organization

        AmRES commenced operations on February 11, 1997. AmRES was financed through a private equity funding from its then manager, Home Asset Management Corporation (the "Manager"). AmRES operated prior to January 1, 2003 as a mortgage real estate investment trust ("REIT") which since inception had elected to be taxed as a REIT for Federal income tax purposes, which generally allowed AmRES to pass its income through to its stockholders without payment of corporate level Federal income tax, provided that AmRES distributed at least 90% of its taxable income to stockholders. During 1998, AmRES formed Eagle, a special-purpose finance subsidiary. Holdings, a non-REIT, taxable affiliate of AmRES, was established during the first half of 1998. During 1999, AmRES formed Eagle 2, a limited-purpose corporation and wholly-owned subsidiary of AmRES.

        From 1998 to 2000, AmRES acquired residential mortgage loans ("Bond Collateral Mortgage Loans"). These Bond Collateral Mortgage Loans are typically secured by single-family real estate properties throughout the United States. AmRES utilized both debt and equity to finance its acquisitions. The Company has used securitization techniques to enhance the value and liquidity of AmRES's Bond Collateral Mortgage Loans and may sell Bond Collateral Mortgage Loans from time to time.

        During 2001, AmNet was formed as a taxable REIT subsidiary to originate mortgage loans on single-family real estate properties throughout the United States. These loans are being sold to institutional investors on a servicing-released basis. AmNet is using both debt and equity to originate these loans.

        A substantial majority of the loans AmNet generates are purchased by a handful of correspondent investors. In 2003, these included Countrywide Home Loans Inc. (74.8%), Wells Fargo Funding Inc. (15.7%) and other investors (9.5%). The Company's considerations in deciding where to sell loans are price and operational efficiency. The Company also considers speed of execution and loan product guidelines. The Company believes that all of the loans it sells currently could be sold to a number of other investors.

Use of Estimates

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three-months or less.

Mortgage Loans Held for Sale, Net, Pledged

        Mortgage loans are first trust deeds on single family residences that are originated and intended for sale in the secondary market, and are carried at the lower of aggregate cost or market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Loan origination fees, net of origination costs are deferred and are included in the carrying amount until the loans are sold. Mortgage loans held for sale are pledged as collateral for the warehouse facilities (Note 8).

        Certain revolving credit lines, used to fund the Company's lending activities, allow for the recognition of gains or losses on sales of mortgage loans at the time the Company enters into mandatory forward commitments to sell loans to correspondent investors. Sales of mortgage loans are accounted for under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

        The Company calculates its loss reserves in accordance with SFAS No. 5, "Accounting for Contingencies", which requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. Reserves for loan losses are established due to potential noncompliance with various representations and warranties made to correspondent investors purchasing the loans. These representations relate to loan documentation, credit information, collateral and borrower defaults. The Company may be required to repurchase loans or indemnify its correspondent investors for any losses. Reserves for loan losses due to violations of representations are calculated based on a loss rate which is applied to current loan originations. The loss rate is calculated based on the Company's historical loss activity and is updated on a regular basis. Premium repayment reserves, generated through early loan prepayments related to loans sold to investors, are recorded based on a rate determined by calculating actual prepayments as a percentage of originations on a historical basis applied to current month originations. On a monthly basis, the Company reassesses the adequacy of its loan loss and prepayment reserves based on the most recent historic trends and future expectations. The Company believes that reserves are adequate at December 31, 2003.

        Reserve activity for the periods presented is as follows (dollars in thousands):

Balance at December 31, 2001	$—
Payments	(1,609)
Provisions	3,004

Balance at December 31, 2002	1,395
Payments	(4,423)
Provisions	6,167

Balance at December 31, 2003	$3,139

        The reserve balances are included in the accounts payable and accrued expenses in the Company's balance sheets.

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

        The Company calculates its allowance for loan losses in accordance with SFAS No. 5, "Accounting for Contingencies", which requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. Allowance for loan losses is made in the form of a Credit Allowance for estimated losses over the next twelve months; Real Estate Owned reserve for those properties taken back from borrowers for non-payment of loan installments; and Interest Allowance for interest accrued on non-performing loans. The Company believes their allowances are adequate at December 31, 3003.

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

        Mortgage loans are continually evaluated for collectibility and, if appropriate, may be placed on non-accrual status. Generally, loans are placed in non-accrual status that are 90 days or more past due, in foreclosure or non-performing bankruptcy (i.e. loans in bankruptcy and not performing according to the bankruptcy plan that is established with the trustee). When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.

Income on non-accrual loans is subsequently recognized only to the extent that the loan becomes current and the loan principal balance is deemed collectible. Loans are restored to accrual status when loans become well secured and are current.

        Many factors are considered in the determination of impairment. The measurement for collateral dependent loans is based on the fair value of the loan's collateral. The Company considers a loan impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Given the homogeneous nature of the loan portfolio, loans are evaluated for impairment collectively. Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless the Company believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses. Upon repossession of an impaired loan, loss of principal, if any, is recorded through a charge-off to the allowance for loan losses.

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

Derivative Financial Instruments

        The Company utilizes puts and calls on financial instruments (treasury options and futures) of varying terms, forward commitments to sell mortgage loans and commitments to extend credit at fixed rates. The primary purpose of these instruments is to reduce the Company's exposure to movements in interest rates, from inception of the mortgage loan commitment (mortgage loan pipeline) through origination and sale of mortgage loans. On a monthly basis, these instruments are marked to market with the resulting gain or loss being recognized in the Company's statements of operations.

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133." Collectively, these Statements are referred to as "SFAS 133." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

        On January 1, 2001, the Company adopted SFAS 133. Upon adoption of SFAS 133, the Company determined that its Interest Rate Cap Agreements did not meet the hedging requirements of SFAS 133. With the adoption of SFAS 133, the Company recorded transition amounts associated with establishing the fair values of the Cap Agreements outstanding as of December 31, 2001. The effect of the transition adjustment of hedges on the balance sheet and statement of operations as of December 31, 2001 in compliance with SFAS 133 were as follows (dollars in thousands):

Balance Sheet Adjustment—Assets:
Derivative financial instruments	$(1,106)
Statement of Operations Adjustment:
Cumulative effect of change in accounting principle	$(1,106)

        The transition adjustment is presented as a cumulative effect adjustment as described in Accounting Principles Board Opinion No. 20, "Accounting Changes." The transition amounts were determined based on the interpretive guidance issued by the FASB.

        Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk for derivative financial instruments that do not meet the hedging criteria in SFAS 133, and changes in fair value are recorded in income. The Company has elected to not apply hedge accounting.

Recent Accounting Developments

        In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." The Company accounts for its commitments to extend credit as derivatives and records changes in the fair value of the commitments in the statement of operations. The Company is currently analyzing the impact that SAB No. 105 will have on its financial statements.

        In May of 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This pronouncement would specifically apply to the Company relating to the creation of a minority interest when consolidating American Residential Holdings, Inc. The Company has determined the impact of this statement to not have a material impact on its consolidated financial statements.

Segment Reporting

        The Company reports segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Effective January 1, 2002, the Company reports two segments: the Mortgage Asset Portfolio Business and the Mortgage Banking Business.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Capitalized Software Development Costs

        The Company has capitalized internally developed software in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized costs are generally amortized over one to three years on a straight-line basis.

Income Taxes

        The Company and its subsidiaries join in the filing of a consolidated tax return for Federal, state and local taxing authorities as required.

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases ("temporary differences"). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets where realization is not considered "more likely than not." The effect of changes in tax laws or rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

Earnings (Loss) per Share

        The Company presents basic earnings (loss) per share, representing net earnings (loss) divided by the weighted average outstanding shares of common stock (excluding all common stock equivalents), and diluted earnings (loss) per share, representing the effect of common stock equivalents, if dilutive. At December 31, 2003, 2002, and 2001 there were 924,600, 1,154,225, and 1,009,100 options, respectively, that were anti-dilutive and, therefore, not included in the calculations shown on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Comprehensive Income (Loss)

        The Company recognizes comprehensive income (loss) as part of the Statements of Operations and Comprehensive Income (Loss), and it is disclosed as part of stockholders' equity in accumulated other comprehensive income (loss). Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on retained interest in securitization.

Stock Options

        The Company elected to apply APB Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for its plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan and, accordingly, no compensation cost has been recognized in the financial statements. SFAS 123 "Accounting for Stock Based Compensation" requires pro forma disclosures of expense computed as if the fair value based method had been applied in the financial statements of companies that continue to account for such arrangements under Opinion No. 25.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, "Accounting For Stock Based Compensation Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company elected to early adopt for the twelve-month period ending December 31, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

        Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123 as amended by SFAS No. 148, the Company's net income (loss) and earnings per share would have been as follows (in thousands except earnings per share):

	Twelve-months Ended
	December 31, 2003	December 31, 2002	December 31, 2001
Net earnings (loss) as reported	$29,023	$1,560	$(18,255)
Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax effects	(1,309)	(617)	(380)
Pro forma net earnings (loss)	$27,714	$943	$(18,635)
Earnings (loss) per share:
Basic as reported	$3.69	$0.20	$(2.15)
Basic pro forma	$3.53	$0.12	$(2.34)
Diluted as reported	$3.57	$0.20	$(2.29)
Diluted pro forma	$3.41	$0.12	$(2.34)

        The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company's experience.

Note 2. Impounds for Taxes and Insurance

        The Company maintains trust cash balances representing impounds for property tax and insurance payments on behalf of borrowers that are not included in the financial statements. The impound balances amounted to $1.9 million and $2.4 million at December 31, 2003 and 2002, respectively.

Note 3. Accounts Receivable

        Accounts receivable are generated from sales of mortgage loans to various correspondent investors and are typically realized within 30 days. Based on the Company's evaluation, no reserve has been recorded at December 31, 2003 and 2002. Accrued interest receivable represents thirty days of interest receivable from performing bond collateral mortgage loans only. Based on the Company's evaluation, no reserve has been recorded at December 31, 2003 and 2002.

Note 4. Bond Collateral, Mortgage Loans

        AmRIT has pledged collateral in order to secure the long-term debt issued in the form of CMOs. Bond Collateral Mortgage Loans consists primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one-to-four family residential properties. As of December 31, 2003 and 2002, 17.20% and 18.16%, respectively, of the bond collateral mortgage loans were fixed rate loans. All Bond Collateral Mortgage Loans are pledged to secure repayment of the related long-term debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the long-term debt obligation. The obligations under the long-term debt are payable solely from the bond collateral and are otherwise non-recourse to AmRIT.

        The components of the Bond Collateral Mortgage Loans at December 31, 2003 and 2002, are summarized as follows (dollars in thousands):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At December 31, 2003
Mortgage loans	$7,068	$40,435	$58,922	$27,021	$22,668	$156,114
Unamortized premium	362	809	1,747	749	102	3,769
Allowance for loan losses	(141)	(486)	(517)	(311)	(556)	(2,011)

	$7,289	$40,758	$60,152	$27,459	$22,214	$157,872
Weighted average net coupon	9.15%	9.49%	9.00%	8.88%	9.40%	9.17%
Unamortized premiums as a percent of Mortgage Loans	5.12%	2.00%	2.96%	2.77%	0.45%	2.41%
At December 31, 2002
Mortgage loans	$15,590	$63,155	$99,214	$45,329	$32,726	$256,014
Unamortized premium	602	1,462	3,481	1,355	409	7,309
Allowance for loan losses	(116)	(1,112)	(771)	(838)	(635)	(3,472)

	$16,076	$63,505	$101,924	$45,846	$32,500	$259,851

Weighted average net coupon	9.17%	9.50%	8.99%	8.86%	9.71%	9.20%
Unamortized premiums as a percent of Mortgage Loans	3.86%	2.31%	3.51%	2.99%	1.25%	2.85%

        Bond Collateral Mortgage Loans do not accrue interest after ninety-days of delinquency. The accrual status of Bond Collateral Mortgage Loans at December 31, 2003 and 2002, is summarized as follows (dollars in thousands):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At December 31, 2003
Regular loans	$6,131	$29,589	$48,783	$22,475	$18,618	$125,596
Bankruptcy (non-performing)	46	6,628	5,968	2,743	3,498	18,883
Foreclosure (90+ days delinquent)	891	4,218	4,171	1,803	552	11,635

Total mortgage loans	$7,068	$40,435	$58,922	$27,021	$22,668	$156,114

At December 31, 2002
Regular loans	$13,092	$53,762	$85,004	$38,346	$24,951	$215,155
Bankruptcy (non-performing)	1,332	4,526	5,158	2,262	3,418	16,696
Foreclosure (90+ days delinquent)	1,166	4,867	9,052	4,721	4,357	24,163

Total mortgage loans	$15,590	$63,155	$99,214	$45,329	$32,726	$256,014

        A summary of the activity in the allowance for loan losses is as follows (dollars in thousands)

	2003	2002	2001
Balance beginning of year	3,473	4,857	$4,517
Provision charged to operating expense	3,441	5,454	6,301
Charge offs	(4,903)	(6,839)	(5,961)

Balance end of year	$2,011	$3,472	$4,857

        At December 31, 2003 and 2002, approximately 19% and 19%, respectively of the collateral was located in California for the CMO/FASIT 1998-1 and no other state represented more than 11% and 11%, respectively. At December 31, 2003 and 2002, approximately 22% and 27% respectively of the collateral was located in California for the CMO 1999-1 and no other state represented more than 8%

and 8% respectively. At December 31, 2003 and 2002, approximately 8% and 12% respectively of the collateral was located in California for the CMO 1999-2 and no other state represented more than 9% and 8%, respectively. At December 31, 2003 and 2002, approximately 11% and 11% respectively of the collateral was located in Michigan for the CMO/REMIC 1999-A and no other state represented more than 11% and 9%, respectively. At December 31, 2003 and 2002, approximately 12% and 11% of the collateral was located in Ohio for the CMO 2000-2 and no other state represented more than 12% and 10%, respectively.

Note 5. Derivative Financial Instruments

        AmNet purchases derivative instruments in order to try and protect profit margins on locked loans and closed loans before they are committed for sale. Protection is needed as a result of changes in interest rates from the point an interest rate lock commitment is made until the loan is committed for sale. The derivative instruments used are forward commitments on mortgage-backed securities ("TBA") and options to purchase or sell mortgage-backed securities. Changes in the price of these derivative instruments closely relate to changes in the sale price of loans held for sale.

        The fair value of forward sales of mortgage-backed securities, options on forward sales of mortgage-backed securities and forward commitments to sell mortgage loans is based on quoted market prices for these instruments. The mortgage loan pipeline is assigned a fair value based on quoted market prices, less an estimated factor for loans that will not close (fallout ratio), which is affected by the Company's recent fallout history, interest rate changes and mortgage loan pipeline characteristics.

        The following is a summary of AmNet's derivative instruments (dollars in thousands):

December 31, 2003

	Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
TBA
Fifteen year Fannie Mae	4.5-5.5 MBS	$3,000-25,000	$(803)	Jan 20-Mar 18, 2004
Twenty year Fannie Mae	4.5 MBS	2,000	56	Feb 12, 2004
Thirty year Fannie Mae	5.0-6.0 MBS	4,500-20,000	(1,388)	Jan 14-Mar 15, 2004
Thirty year Ginnie Mae	5.0-6.0 MBS	1,000-8,000	(122)	Jan 22-Feb 19, 2004
Options
Thirty year Fannie Mae	5.5 Puts	50,000	172	Mar 15, 2004
Loan pipeline			861

Total derivative financial instruments			$(1,224)

December 31, 2002

	Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
TBA
Thirty year Fannie Mae	5-6 MBS	$10,000-103,500	$(1,249)	Jan 14-Mar 13, 2003
Fifteen year Fannie Mae	4.5-5.5 MBS	2,700-45,000	52	Jan 21-Mar 18, 2003
Thirty year Ginnie Mae	5.5-6 MBS	3,000-31,000	(3,426)	Jan 22-Mar 20, 2003
Twenty year Fannie Mae	5 MBS	10,000	(801)	Feb 13, 2003
Options
Thirty year Fannie Mae	5.5-6 Puts	10,000-40,000	151	Jan 14-Mar 13, 2003
Loan pipeline			2,966

Total derivative financial instruments			$(2,307)

Rate Lock Commitments to Borrowers and Commitments to Sell Loans

        In the ordinary course of business, the Company has commitments to fund mortgages. The Company enters into financial commitments with interest rate risks through the origination and sale of mortgage loans. These financial instruments include commitments to extend credit (mortgage loan pipeline) and mandatory forward commitments to sell loans. The following is a summary of the Company's pipeline of loans in process and mandatory forward commitments to sell loans at December 31, 2003 and 2002 (dollars in thousands):

	12/31/03	12/31/02
Commitments to originate loans at set interest rate	$526,940	$714,061
Forward sales of mortgage-backed securities (TBA-MBS)	416,500	526,700
Mandatory commitments to sell mortgage loans held for sale	134,383	224,802

        For the purposes of hedging the Company's interest rate exposure on commitment to extend credit, the Company makes various assumptions to estimate those mortgage loans which will not close (fallout). The rate of fallout is applied to the total pipeline of mortgage loans to arrive at the net exposure to interest rate changes in the market. The loans expected to be closed are hedged utilizing forward sales of mortgage-backed securities and options. Some of these commitments will ultimately be denied by the Company or declined by the borrower, and therefore, the commitment amounts do not necessarily represent future cash requirements.

Note 6. Bond Collateral, Real Estate Owned, Net

        The Company owned 72 and 148 properties as of December 31, 2003 and 2002, respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value, less estimated cost of disposal. At December 31, 2003 and 2002, real estate owned totaled approximately $3.4 and $7.2 million respectively.

Note 7. Short-Term Debt

        As of December 31, 2003, short-term debt consisted of revolving credit lines (warehouse facilities) used to fund the Company's lending activities. As of December 31, 2003, mortgage loans held for sale totaling $276.8 million were pledged as collateral for the warehouse facilities. The warehouse facilities consist of borrowings of $265.6 million with four financial institutions. At December 31, 2003, our maximum borrowings combined from these four financial institutions is $1.4 billion, maturing on various dates within one year secured by mortgage loans held for sale, generally bearing interest at LIBOR plus spread (2.62% at December 31, 2003 and 2.82% at December 31, 2002). The weighted-average interest rate was 2.66% in 2003 (3.19% in 2002) and the weighted average facility fee is 0.25% (for 2002 and 2003) on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of the Company. As of December 31, 2003, the Company was in compliance with these convenants.

        In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bears interest at 12% and matured in December 2002, with provisions for extension of two additional one-year periods at the

Company's option. The Company extended the loan for one year plus a four month period, which now places the due date in April 23, 2004. The Subordinated Loan Agreement contains a number of covenants, including covenants based on tangible net worth, cash flows, net income and liquidity of the Company. The Company was in compliance with these covenants at December 31, 2003. As of and for the year ended December 31, 2003, there was $3 million in borrowings on the Subordinated Loan Agreement. If the Company were to default, the lender may have recourse against some of the cash flows from the 1999-2 portion of the Bond Collateral Mortgage Loans.

Note 8. Long-Term Debt, Net

        AmRES, through its wholly owned subsidiary, Eagle, has issued approximately $229.0 million of a single class of mortgage-backed notes ("long-term debt"). The notes are principally secured by the assets of the trust, which consist primarily of fixed and adjustable rate mortgage loans secured by first liens on one-to-four family residential properties. Payments received on the mortgage loans ("Bond Collateral") are used to make payments on the Long-Term Debt. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRES. The maturity of the notes is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption according to the specific terms of the indenture pursuant to which the notes were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

        During the third quarter of 1999, AmRES, through its wholly owned subsidiary, Eagle, issued approximately $394.1 million of Series 1999-2 mortgage-backed bonds ("long-term debt") in two classes. The bonds are non-recourse obligations of a trust formed and wholly-owned by Eagle. The Class A-1 Bonds of approximately $332.4 million is secured by the assets of the trust, which consist of approximately $339.8 million in adjustable-rate mortgage loans secured by first liens on one-to-four family residential properties. The interest rate for the Class A-1 Bonds is variable based on one-month LIBOR. The Class A-2 Bonds of approximately $61.7 million are secured by approximately $63 million in fixed-rate mortgage loans secured by first liens on one-to-four family residential properties. The interest rate on the Class A-2 Bonds is 7.09%. Bond Collateral is used to make payments on the Long-Term Debt. Payments received on the mortgage loans in excess of obligations due under the Long-Term Debt agreement are remitted to the Company on a monthly basis by the Bond Trustee. The obligations under the Long-Term Debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmRES. While the stated maturity of the bonds is July 25, 2029, the actual maturity of the bonds is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-Term Debt is also subject to redemption by the Company according to the specific terms of the indenture pursuant to which the bonds were issued. As a result, the actual maturity of the Long-Term Debt is likely to occur earlier than its stated maturity.

        During the third quarter of 1999, Greenwich Capital Financial Products, Inc. ("GCFP") conveyed to AmRES, mortgage loans consisting of first lien, fully-amortizing, and adjustable-rate residential mortgage loans ("Mortgage Loans") with original terms to maturity of 30 years and an aggregate scheduled principal balance as of the close of business on August 1, 1999, of $335.2 million. AmRES then conveyed an interest in the mortgage loans to Greenwich Financial Asset Securities Corp. in exchange for a specified cash sum and certain REMIC securities. Under GAAP, the transaction was treated as a financing arrangement denoted as Series 1999-A and secured by the mortgage loans. The Series 1999-A long-term debt consists of two classes: Class A-1 which had an initial principal amount of approximately $335.2 million and Class S-1 which is an interest only class. The interest rate for the Class A-1 is variable based on one-month LIBOR. The interest rate for the Class S-1 begins at 3.5%, declines by 0.5% each year for two years and then declines to 0.00% at the end of year three. The stated maturity for the Class A-1 is August, 2029, however, since the maturity of the debt is directly affected by the rate of principal repayments of the related mortgage loans, the actual maturity of the Class A-1 is likely to occur earlier than its stated maturity.

        AmRES conveyed to Eagle, which in turn conveyed to Eagle 2, AmRES's remaining interest in the Mortgage Loans (subject to the Series 1999-A long-term debt) and received as payment a combination of cash and credit for an additional capital contribution. Pursuant to an agreement with GCFP ("Financing Agreement"), Eagle 2 pledged its interest in the Mortgage Loans as collateral to secure a term loan made to it by GCFP, and directed the Trustee to remit all collections, distributions or other income with respect to the Mortgage Loans (net of amounts due on the Series 1999-A long-term debt) directly to GCFP to prepay outstanding principal and interest.

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

        During the second quarter of 2000, AmRES, through its wholly-owned subsidiary, Eagle, conveyed an interest in approximately $56.2 million of mortgage loans to Countrywide Home Loans, Inc. in exchange for a specified cash sum and certain REMIC securities. Under GAAP, the transaction was treated as an issuance of long-term debt, "Series 2000-2," secured by the mortgage loans. Series 2000-2 consists of five classes, each of which bears interest at an adjustable rate. The stated maturity for Series 2000-2 is June 25, 2031, however, since the maturity of the debt is directly affected by the rate of principal repayments of the related mortgage loans, the actual maturity is likely to occur earlier than the stated maturity.

        The components of the long-term debt at December 31, 2003 and 2002, along with selected other information are summarized below (dollars in thousands):

	2000-2 Securitization	1999-A Securitization	1999-2 Securitization	1999-1 Securitization	1998-1 Securitization	Long-Term Debt
At December 31, 2003
Long-term debt	$7,182	$33,012	$51,594	$16,753	$22,229	$130,770
Capitalized costs on long-term debt	(30)	(1)	(267)	(177)	—	(475)

Total long-term debt	$7,152	$33,011	$51,327	$16,576	$22,229	$130,295

Weighted average financing rates	2.24%	1.29%	3.33%	1.82%	2.14%	2.37%
At December 31, 2002
Long-term debt	$15,520	$58,369	$94,411	$36,855	$33,116	$238,271
Capitalized costs on long-term debt	(59)	(5)	(447)	(304)	—	(815)

Total long-term debt	$15,461	$58,364	$93,964	$36,551	$33,116	$237,456

Weighted average financing rates	2.04%	1.55%	3.10%	1.73%	2.44%	2.35%

        The table below shows the Company's expected future payments for future obligations under long-term debt agreements:

	Payments Due by Period (000's)
Contractual Obligations
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Long-Term Debt	$130,295	$67,152	$40,607	$15,919	$3,695	$1,597	$1,326

Note 9. Income Taxes

Income Taxes

        Through December 31, 2002, AmRES elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a result of this election, AmRES was not, with certain limited exceptions, taxed at the corporate level on the net income distributed to AmRES shareholders. On July 19, 2002, the shareholders of AmRES approved the conversion of AmRES from a REIT to a fully taxable entity, effective January 1, 2003. As a result of conversion to a fully taxable status, an income tax benefit and related net deferred tax asset of $5.7 million was recorded in 2003. As a fully taxable entity, AmRES is no longer required to distribute 90% of its taxable income to its shareholders, but is taxed on its earnings based on currently enacted tax rates.

        A summary of income tax expense (benefit) consists of the following:

	2003	2002	2001
Current tax expense
Federal	$728,000	$—	$—
State and local	2,253,000	8,000	—

Total current tax expense	2,981,000	8,000	—

Deferred tax expense
Federal	7,885,000	—	—
State and local	273,000	—	—
Income tax benefit from termination of REIT status	(10,884,000)	—	—
Reduction in valuation allowance on deferred tax asset	(3,358,000)	—	—

Total deferred tax benefit	(6,084,000)	—	—

Total income tax (benefit) / expense	$(3,103,000)	$8,000	$—

        Income tax (benefit)/expense for the years ended December 31, 2003, 2002, and 2001 differs from the amounts expected by applying the federal statutory rate of 35% to earnings (loss) before income taxes as shown below:

	Year ended December 31,
	2003	2002	2001
Computed "expected" tax/(benefit)	$9,072,000	$(2,591,000)	$(721,000)
State income taxes	1,642,000	67,000	(192,000)
Change in valuation allowance (federal and state)	(3,358,000)	2,448,000	910,000
Conversion of REIT to taxable entity	(10,884,000)	—	—
Other	425,000	84,000	5,000

Total income tax (benefit) / expense	$(3,103,000)	$8,000	$2,000

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	2003	2002	2001
Deferred tax assets:
Net operating loss carryforward	$2,937,000	$4,285,000	$910,000
Loss reserves	1,918,000	574,000	—
Mark to market adjustment	249,000	136,000	—
Securitization	696,000	—	—
Premiums	1,082,000	—	—
Credits	470,000	—	—
Other	403,000	10,000	—

Total gross deferred tax assets	7,755,000	5,005,000	910,000
Less valuation allowance	(123,000)	(3,358,000)	(910,000)

Net deferred tax assets	7,632,000	1,647,000	—
Deferred tax liabilities:
Depreciation	633,000	150,000	—
FAS 91 fees	1,305,000	1,497,000	—

Total gross deferred tax liabilities	1,938,000	1,647,000	—

Net deferred tax assets	$5,694,000	$0	$0

        At December 31, 2003, the Company has established a valuation allowance of $123 thousand against deferred tax assets as it is not more than likely that these amounts will be realized in the future. In determining the possible future realization of deferred tax assets, management considers future taxable income from the following sources: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

        Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize deferred tax assets net, of the valuation allowance existing at December 31, 2003.

        At December 31, 2003, the Company has net operating loss carry forwards for federal and California income tax purposes of $5.6 million and $16.0 million, respectively, which are available to offset future federal and state taxable income, if any, through 2021 and 2013, respectively.

Note 10. Fair Value of Financial Instruments

        The estimated fair value of financial instruments have been determined by the Company's management using available market information and valuation methodologies; however, considerable judgment is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of financial instruments as of December 31, 2003 and 2002 is as follows (dollars in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest-earning assets:
Cash and cash equivalents	$44,400	$44,400	$13,647	$13,647
Mortgage loans held for sale, net, pledged	276,781	280,119	390,125	396,054
Bond collateral, mortgage loans, net (including REO)	161,252	162,509	267,095	283,529

Total interest-earning assets	$482,433	$487,028	$670,867	$693,230

Interest-bearing liabilities:
Short-term debt	$268,619	$268,619	$378,553	$378,553
Long-term debt	130,295	130,295	237,456	237,456
Derivative financial instruments	1,224	1,224	2,307	2,307

Total interest-bearing liabilities	$400,138	$400,138	$618,316	$618,316

        The following describes the methods and assumptions used by the Company in estimating fair values.

Cash and Cash Equivalents

        The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

Mortgage Loans Held for Sale, Net, Pledged

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

Short-Term Debt

        The fair value of the warehouse line debt approximates the carrying amounts because of the short-term nature of the debt and because interest on the debt fluctuates with market interest rates.

Long-Term Debt

        The fair value of long-term debt is estimated based upon all long-term debt being at variable interest rates, and therefore cost approximates fair market value.

Derivative Financial Instruments

        Fair values of puts and calls on derivative financial instruments are valued based on quoted market prices for similar instruments. Fair values of the Company's commitments to originate loans are estimated using the fees currently charged to enter into similar agreements. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and committed rates. Fair values of forward commitments to sell loans are determined using quoted market prices.

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

        The 1997 Stock Option Plan (the "Option Plan") was adopted in August of 1997 and a total of 1,474,800 shares of common stock have been reserved for issuance. All stock options granted under the Option Plan vest in a four-year period and will expire within ten years after the date of grant. Stock options are granted with an exercise price equal to the stock's fair value at the date of grant.

        The Incentive Plan, the Option Plan and the Directors Plan authorize the Board of Directors (or a committee appointed by the Board of Directors) to grant incentive stock options ("ISOs"), as defined under section 422 of the Code, options not so qualified ("NQSOs"), and stock appreciation rights ("SAR's") to such eligible recipients.

        The Company also has adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") which permits eligible employees to purchase common stock at a discount through accumulated payroll deductions. No shares have been issued under the Purchase Plan as of December 31, 2003.

        As of December 31, 2003, shares of common stock were reserved for issuance under the Company's option plans as follows:

	1997 Stock Incentive Plan	1997 Stock Option Plan	1997 Employee Stock Purchase Plan	1997 Outside Director Stock Option Plan	Total
Total Options Authorized at 1/1/2003	315,200	1,474,800	20,000	210,000	2,020,000
Total Options Authorized in 2003	—	—	—	—	—
Total Options Issued	284,800	1,282,133	—	210,000	1,776,933

Options Reserved for Issuance	30,400	192,667	20,000	—	243,067

        Stock option activity during the periods presented is as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2000	938,100	$11.04
Granted	76,000	2.16
Forfeited	(5,000)	(2.47)

Balance at December 31, 2001	1,009,100	$10.42
Granted	468,391	2.76
Forfeited	(185,500)	(2.48)

Balance at December 31, 2002	1,291,991	$9.01
Granted	559,500	5.37
Forfeited	(52,167)	(4.96)
Exercised	(31,224)	(3.34)

Balance at December 31, 2003	1,768,100	$7.96

        At December 31, 2003, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.42 years. The weighted average exercise price of exercisable outstanding options was $9.42. At December 31, 2003, 276,787 (December 31, 2002; 995,126 and December 31, 2001; 841,647) of the outstanding options were exercisable at prices at or below the current market value for the Company's stock and thus are used to calculate earnings per share dilution. The table below shows options and prices for all outstanding options at December 31, 2003:

Option Exercise Price Range	Vested	Unvested	Number of Options
$1.75 to $3.00	98,868	95,632	194,500
$3.01 to $5.00	195,018	320,982	516,000
$5.01 to $7.50	302,825	22,875	325,700
$7.51 to $10.00	84,125	94,815	179,000
$10.01 to $12.50	286,675	2,625	289,300
$12.51 to $15.00	263,600	0	263,600

	1,231,111	536,989	1,768,100

        The per share weighted-average fair value of stock options granted between July 1, 2003 and September 30, 2003 was $8.17; April 1, 2003 and June 30, 2003 was $5.03; and between January 1 and March 31, 2003 was $1.33 on the dates of grant using the Black-Scholes option-pricing model, using the following weighted-average assumptions (unaudited):

	March 31, 2003	June 30, 2003	September 30, 2003
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.78%	2.46%	2.85%
Expected volatility	31.50%	45.92%	59.83%
Expected life (years)	5	5	5

        The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 were $2.35, $1.76 and $1.47, respectively, on the dates of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.75%	2.78%	4.13%
Expected volatility	37.25%	77.77%	82.53%
Expected life (years)	5	5	5

Note 12. Stockholders' Equity

        During 2001, the Company declared no dividends as a result of continued losses from operations. Also during 2001 the Company repurchased 61,000 shares of common stock. The Company paid approximately $193,000 for the repurchased shares. The shares were retired.

        During 2002, the Company declared no dividends as a result of continued losses from operations. Also during 2002 the Company repurchased 97,000 shares of common stock. The Company paid approximately $236,000 for the repurchased shares. The shares were retired.

        During 2003, the Company declared no dividends as a result of continued emphasis on growing the Mortgage Banking segment. Also during 2003 the Company repurchased 20,000 shares of common stock. The Company paid approximately $145,000 for the repurchased shares. The shares were retired.

Note 13. Business Segments

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

        The table below reflects the total assets at December 31, 2003 and 2002, and the capital expenditures for years 2003 and 2002:

2003	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments
Total assets	318,728	183,468	502,196
Total capital expenditures	3,480	(181)	3,299

2002
Total assets	405,852	279,455	685,307
Total capital expenditures	2,017	242	2,259

        The table below reflects the fourth quarter and year-to-date income statement activity by segment for the period ending December 31, 2003.

American Residential Investment Trust, Inc. and Subsidiaries

Consolidated Statements of Operations by Business Segment

(in thousands)

	For the Three-months Ended December 31, 2003	For the Three-months Ended December 31, 2003	For the Three-months Ended December 31, 2003	For the Twelve-months Ended December 31, 2003	For the Twelve-months Ended December 31, 2003	For the Twelve-months Ended December 31, 2003
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments
Revenues
Gain on sales of loans	$16,444	$—	$16,444	$79,203	$—	$79,203
Derivative financial instruments and market adjustments
Derivative financial instruments—Treasury futures	—	—	—	—	—	—
Derivative financial instruments—forward commitments and options	1,067	—	1,067	2,182	—	2,182
Market adjustment on interest rate lock commitments	(4,644)	—	(4,644)	(2,104)	—	(2,104)

Total derivative financial instruments and market adjustments	(3,577)	—	(3,577)	78	—	78
Interest on mortgage assets	6,032	2,065	8,097	29,875	10,906	40,781
Other income	18	226	244	94	1,171	1,265

Total revenue	18,917	2,291	21,208	109,250	12,077	121,327

Expenses
Employee compensation and benefits	12,332	137	12,469	47,819	750	48,569
Interest expense	2,826	1,040	3,866	13,482	4,840	18,322
Office and occupancy expense	767	—	767	2,661	—	2,661
Provision for loan losses	—	964	964	—	3,441	3,441
Gain on sale of real estate owned, net	—	(170)	(170)	—	(921)	(921)
Professional fees	1,640	247	1,887	5,367	694	6,061
Other operating expenses	4,266	226	4,492	16,373	901	17,274

Total expenses	21,831	2,444	24,275	85,702	9,705	95,407

Income (loss) before income taxes	(2,914)	(153)	(3,067)	23,548	2,372	25,920

Income (benefit) taxes	(1,560)	(1,101)	(2,661)	7,037	(10,140)	(3,103)

Net income (loss)	$(1,354)	$948	$(406)	$16,511	$12,512	$29,023

	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2002	For the Twelve Months Ended December 31, 2002	For the Twelve Months Ended December 31, 2002	For the Twelve Months Ended December 31, 2002
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments
Revenues
Gain on sales of loans	$21,413	$—	$21,413	$46,668	$—	$46,668
Derivative financial instruments and market adjustments
Derivative financial instruments—Treasury futures	(49)	—	(49)	(18,171)	—	(18,171)
Derivative financial instruments—forward commitments and options	(6,470)	—	(6,470)	(16,262)	—	(16,262)
Market adjustment on interest rate lock commitments	(1,648)	—	(1,648)	2,663	—	2,663

Total derivative financial instruments and market adjustments	(8,167)	—	(8,167)	(31,770)	—	(31,770)
Interest on mortgage assets	6,857	3,110	9,967	14,908	16,630	31,538
Litigation settlement	—	—	—	—	10,281	10,281
Other income	1	253	254	9	1,326	1,335

Total revenue	20,104	3,363	23,467	29,815	28,237	58,052
Expenses
Employee compensation and benefits	7,109	457	7,566	18,687	747	19,434
Interest expense	3,556	1,972	5,528	7,790	10,430	18,220
Office and occupancy expense	637	—	637	1,709	—	1,709
Provision for loan losses	—	835	835	—	5,454	5,454
Gain (loss) on sale of real estate owned, net	—	(31)	(31)	—	121	121
Professional fees	1,274	351	1,625	2,956	1,756	4,712
Other operating expenses	2,456	174	2,630	6,075	759	6,834

Total expenses	15,032	3,758	18,790	37,217	19,267	56,484
(Loss) income before income taxes	5,072	(395)	4,677	(7,402)	8,970	1,568

Income taxes	—	—	—	2	6	8

Net (Loss) income	$5,072	$(395)	$4,677	$(7,404)	$8,964	$1,560

        For the purpose of internal management reporting, the Company records inter-segment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Inter-segment assets and liabilities eliminated for consolidation purposes were $27.4 million for the twelve-month period ending December 31, 2003. Total assets for the Mortgage Banking Business at December 31, 2003 was approximately $319.9 million on a consolidated basis. Total assets for the Mortgage Asset Portfolio Business at December 31, 2003 was approximately $182.3 million on a consolidated basis.

Note 16. Management Agreement

        Effective February 11, 1997, the Company entered into a Management Agreement with Home Asset Management Company, Inc. ("the Manager") for an initial term of two years to provide management services to the Company.

        The Manager received management fees and incentive compensation for the management services provided to the Company, as follows:

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

        Management fees of approximately $2.3 million were recorded for the year ended December 31, 2001. The incentive compensation was calculated for each fiscal quarter, and paid to the Manager quarterly in arrears before any income distributions were made to stockholders. There was no incentive compensation for the year ended December 31, 2001. The agreement was terminated in December of 2001. Payment of $10 million to the Manager by the Company released the Company from further obligations under the Agreement. Employees of the Manager became employees of the Company and continued similar portfolio management activities. The $10 million payment was treated as a non-recurring expense as it has no future economic benefit.

Note 17. Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for 2003 and 2002 is as follows (dollars in thousands, except per share data):

	For the quarter ended Dec. 31, 2003	For the quarter ended Sept. 30, 2003	For the quarter ended June 30, 2003	For the quarter ended March 31, 2003
Gain on sales of loans	$16,444	$9,580	$32,971	$20,209
Derivative financial instruments and market adjustments	(3,577)	15,149	(9,284)	(2,211)
Interest on mortgage assets	8,097	13,046	10,393	9,246
Other income	244	558	247	215

Total revenue, net of derivative financial instruments and adjustments	21,208	38,333	34,327	27,459

Employee compensation and benefits	12,469	14,030	12,586	9,484
Interest expense	3,866	5,646	4,598	4,213
Office and occupancy expense	767	706	621	566
Provision for loan losses	964	764	794	919
(Gain) on sale of real estate owned	(170)	(236)	(330)	(184)
Professional fees	1,887	1,432	1,338	1,405
Other operating expenses	4,492	5,002	4,025	3,753

Total expenses	24,275	27,344	23,632	20,156

(Loss) income before income taxes	(3,067)	10,989	10,695	7,303

Income taxes (benefit)	(2,661)	3,221	1,190	(4,853)

Net (loss) income	$(406)	$7,768	$9,505	$12,156

Net (loss) income per share	(0.05)	0.99	1.21	1.55

	For the quarter ended Dec. 31, 2002	For the quarter ended Sept. 30, 2002	For the quarter ended June 30, 2002	For the quarter ended March 31, 2002
Gain on sales of loans	$21,413	$18,808	$4,503	$1,944
Derivative financial instruments and market adjustments	(8,167)	(15,202)	(8,314)	(87)
Interest on mortgage assets	9,967	7,156	7,495	6,920
Litigation settlement	—	—	10,281	—
Other income	254	245	366	470

Total revenue, net of derivative financial instruments and adjustments	23,467	11,007	14,331	9,247

Employee compensation and benefits	7,566	5,170	3,752	2,946
Interest expense	5,528	4,792	4,072	3,828
Office and occupancy expense	637	383	326	363
Provision for loan losses	835	1,492	1,024	2,103
(Gain) loss on sale of real estate owned	(31)	(281)	348	85
Other operating expenses	4,255	2,997	2,470	1,824

Total expenses	18,790	14,553	11,992	11,149

Income (loss) before income taxes	$4,677	$(3,546)	$2,339	$(1,902)

Income taxes	—	—	3	5

Net income (loss)	4,677	(3,546)	2,336	(1,907)

Net income (loss) per share	0.59	(0.45)	0.30	(0.24)

Note 18. Commitments and Contingencies

Lease Commitments

        The Company rents certain premises and equipment under non-cancelable operating leases expiring at various dates through the year 2008. Rental expense under such leases is included in general and administrative expenses and totaled $2.7 million in 2003, $1.7 million in 2002, and $171 thousand in 2001. Certain leases provide for rent escalations on each anniversary of the lease commencement date. In previous years, rental expense was paid by the Manager (see Note 16 Management Agreement). Future minimum lease payments under these leases as of December 31, 2003, are as follows (dollars in thousands):

Year ending December 31:
2004	$3,056
2005	2,651
2006	1,202
2007	632
2008 and thereafter	379

$7,920

Proposed New Federal Regulation

        The U.S. Department of Housing and Urban Development proposed rule to Reform Real Estate Settlement Procedures ("RESPA") is to improve the manner in which mortgage broker fees are disclosed by requiring that yield spread premiums (and other mortgage broker compensation) be reported as payments from the lender. The purpose of this would be to have the mortgage broker only receive direct compensation from borrowers and attempt to eliminate disputes regarding improper broker payments. This proposed rule may adversely affect our business by requiring changes in systems and procedures which may cause delays and re-work to meet regulatory requirements.

Concentrations

        In 2003, the Company sold the majority of its loans to two correspondent investors, Countrywide Home Loans, Inc. (74.8%) and Wells Fargo Funding, Inc. (15.7%). In addition, approximately 30.0% of the dollar value of loans generated was derived from loans originated in California. While the Company is expanding its operations to other areas, including the East Coast and Midwest regions of the United States, it is anticipated that the Company will continue to have a significant concentration of loans originated from California.

Legal Matters

        The Company is a party to legal actions arising in the normal course of business. In the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

Note 19. Subsequent Events

        The Company filed a lawsuit in 2003 for breach of contract, unfair competition and misappropriation of trade secrets against LoanCity.com. On March 10, 2004, the Company was awarded $3.4 million in compensatory and punitive damages. It is anticipated that LoanCity.com will appeal the verdict.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESIDENTIAL INVESTMENT TRUST, INC.
Date: March 30, 2004	By:	/s/ JOHN M. ROBBINS John M. Robbins Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN M. ROBBINS John M. Robbins	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
By:	/s/ JUDITH A. BERRY Judith A. Berry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
By:	/s/ H. JAMES BROWN H. James Brown	Director	March 30, 2004
By:	/s/ KEITH JOHNSON Keith Johnson	Director	March 30, 2004
By:	/s/ RAY MCKEWON Ray McKewon	Director	March 30, 2004
By:	/s/ RICHARD T. PRATT Richard T. Pratt	Director	March 30, 2004
By:	/s/ MARK J. RIEDY, PH.D. Mark J. Riedy, Ph.D.	Director	March 30, 2004

S-1

By:	/s/ DAVID NIERENBERG David Nierenberg	Director	March 30, 2004
By:	/s/ ROBERT BARNUM Robert Barnum	Director	March 30, 2004
By:	/s/ ROBERT GUNST Robert Gunst	Director	March 30, 2004

S-2

QuickLinks

TABLE OF CONTENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
Exhibit Index
FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT
INDEX TO FINANCIAL STATEMENTS
Report of Independent Auditors
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
  Note 6. Bond Collateral, Real Estate Owned, Net
  Note 7. Short-Term Debt
  Note 8. Long-Term Debt, Net
  Note 9. Income Taxes
SIGNATURES