Form 10-K/A
period 2003-12-31
AMERICAN RESIDENTIAL INVESTMENT TRUST INC
filed 2004-04-29
CIK 1035744

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

        At June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates (for the purposes of this calculation, affiliates include Directors, Executive Officers and a related party) was $54.7 million, based on the closing price of the common stock on the American Stock Exchange.

        As of April 19, 2004, there were 7,875,634 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

        The undersigned Registrant hereby amends Part III and Item 15(a)(3) of Part IV of its Annual report for the fiscal year ended December 31, 2003 on Form 10-K as set forth in the pages attached hereto.

PART III
Part III of our Form 10-K is amended in its entirety as follows:

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information, with respect to age and background of our directors:

Name	Position With American Residential	Age	Director Since
Class I directors whose terms expire at the 2004 Annual Meeting of Stockholders:
H. James Brown	Director	63	1997
Herbert B. Tasker	Director	67	2004
David Nierenberg	Director	51	2004
Class II directors nominated for election at the 2005 Annual Meeting of Stockholders:
Keith A. Johnson	Director	61	2001
Richard T. Pratt	Director	67	1997
Robert A. Gunst	Director	56	2004
Class III directors whose terms expire at the 2006 Annual Meeting of Stockholders:
John M. Robbins	Chairman of the Board, Chief Executive Officer and Director	56	1997
Mark J. Riedy	Director	61	1997
Robert T. Barnum	Director	58	2004

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

        Herbert B. Tasker is the Executive Vice President and Vice Chairman for AIG Centre Capital, a mortgage conduit, a position he has held since 1999. From 1995 to 1999, he was Executive Vice President at Irwin Mortgage. He is the former President of the National Mortgage Bankers Association of America, as well as a former President of California Mortgage Bankers Association and President of Southern California Mortgage Bankers. He was Chairman of the Board and Chief Executive Officer for Mason McDuffie from 1982 to 1984 and for All Pacific Mortgage from 1989 to 1994. Mr. Tasker currently serves on the board of First American Title Company. He is a member of the Board of Trustees of the University of San Diego, and is on the advisory board of First American Guaranty Company. Until recently, he also served on the advisory board of PMI Mortgage Insurance Company. Mr. Tasker is a Certified Mortgage Banker ("CMB"), the highest professional designation in mortgage banking. He is also a registered California Real Estate Broker.

        David Nierenberg is the founding general partner of The D3 Family Funds which is composed of five partnerships which invest in undervalued micro-cap companies. Mr. Nierenberg is a summa cum laude graduate of Yale College and a graduate of the Yale Law School. After law school, he was a partner at Bain & Company from 1978 to 1985. After Bain & Company, he has been a professional investor for 19 years, the first 10 as a venture capitalist principally with Trinity Ventures, a successful California venture firm created by Bechtel Investments, and the last nine with D3 Family Funds. Since becoming a venture capitalist in 1985 he has been a corporate director of numerous public and private companies in a wide variety of industries and circumstances. Mr. Nierenberg is also a director of Natus Medical, Incorporated and Mexican Restaurants, Inc.

        Keith A. Johnson is Vice Chairman of Fieldstone Communities, Inc., a home building company, and has held that position since April, 1999. He co-founded the Fieldstone Group of Companies in 1981 and served as Chief Executive Officer of Fieldstone Communities, Inc. from November 1993 through December 1999. Mr. Johnson currently serves as a director of Fieldstone Communities, Inc., and Hardage Suite Hotels, LLC. Mr. Johnson serves on advisory boards to the University of San Diego and San Diego State University, and several charitable organizations. Mr. Johnson is President of the Johnson Family Foundation and Vice Chairman of the Fieldstone Foundation.

        Richard T. Pratt, DBA currently serves as Chairman of Richard T. Pratt Associates, a position he has held since 1992, at which he performs consulting activities. Dr. Pratt also held the position of Professor of Finance at the David Eccles School of Business at the University of Utah from 1966 to 1998, when he retired. From 1983 to 1991, Dr. Pratt served as Chairman of Merrill Lynch Mortgage, Inc., a subsidiary of Merrill Lynch & Company. From 1991 to 1994, Dr. Pratt served as Managing Director of the Financial Institutions Group of Merrill Lynch. Dr. Pratt was Chairman of the Federal Home Loan Mortgage Corporation from 1981 to 1983, and served as Chairman of the Federal Savings and Loan Insurance Corporation from 1981 to 1983. Dr. Pratt also serves as a director of Celtic Bank in Salt Lake City and Accredited Home Lenders Holding Co.

        Robert A. Gunst is currently a private investor. He had previously served as President and Chief Executive Officer of The Good Guys, Inc., one of the largest specialty retailers of higher-end entertainment electronics in the nation, from 1993 to 1999, and was President and Chief Operating Officer from 1990 to 1993. Mr. Gunst has held other executive positions with Shaklee Corporation, two subsidiaries of PepsiCo Inc., Victoria Station Incorporated and The First National Bank of Chicago. Mr. Gunst has also served on the Board of Directors of Garden Fresh Restaurant Corp., The Good Guys, Inc., and Shaklee Corporation. He is also a member of the Dean's Advisory Council for the Graduate School of Management at the University of California, Davis. Mr. Gunst holds a Master's Degree in Business Administration from the University of Chicago's Graduate School of Business and a Bachelor of Arts Degree in Economics from Dartmouth College.

        John M. Robbins has served as Chairman of the Board of Directors and Chief Executive Officer and Director of our Company since its formation in February 1997. Prior to joining us, Mr. Robbins was Chairman of the Board of American Residential Mortgage Corporation from 1990 until 1994 and President of American Residential Mortgage Corporation from the time he co-founded it in 1983 until 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1972. Mr. Robbins has served two terms on the Board of Governors and the Executive Committee of the Mortgage Bankers Association of America, and was appointed to its first Board of Directors and is a current board member. He has also served on FNMA's National Advisory Board. Mr. Robbins is currently a director of Phoenix Footware Group, and is a trustee of the University of San Diego.

        Mark J. Riedy, Ph.D. is currently employed as the Director of the Real Estate Institute and as the Ernest W. Hahn Professor of Real Estate Finance at the University of San Diego. In such capacity, he teaches courses in real estate finance. Prior to his employment at the University, which began in 1993, Dr. Riedy served as President and Chief Executive Officer of the National Council of Community Bankers in Washington, D.C. from 1988 to 1992. From 1987 to 1988, Dr. Riedy served as President and Chief Operating Officer of the J. E. Robert Companies. Dr. Riedy was President, Chief Operating Officer and Director of the Federal National Mortgage Association from 1985 to 1986. Dr. Riedy currently serves as a director of Pan Pacific Retail Properties, Inc. and Neighborhood Bancorp.

        Robert T. Barnum Is a private investor and advisor to several private equity funds. Previously he was the Chief Financial Officer and then the President and Chief Operating Officer of American

Savings Bank, a $20 billion California thrift owned by the Robert M. Bass group, from 1989 until the company's sale in 1997. He has held other executive positions with First Nationwide Bank, The Krupp Group, and FNMA. Currently, Mr. Barnum is a member of the Board of Directors of Westcorp (NYSE: WES), a financial services holding company, Berkshire Mortgage Finance and Ameriquest Mortgage Company and is Chairman of the Board of Korea First Bank. Mr. Barnum has Master's Degree in Finance from Indiana University and a Bachelor of Arts Degree in Mathematics from the University of Illinois.

        There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer.

        We have a standing Audit Committee composed of three independent Directors, Robert T. Barnum, Richard T. Pratt and Mark J. Riedy. Mr. Barnum serves as the Chairman. The Board of Directors has determined that Mr. Barnum is qualified as an audit committee financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

        Information regarding our executive officers is contained in Item 1 of our Annual Report on Form 10-K filed with the SEC March 30, 2004, under the heading "Executive Officers of the Company."

        Our Company has adopted a Code of Ethics which applies to all employees including our principal executive officer, principal financial officer, principal accounting officer and our controller, and members of our Board of Directors. The Code of Ethics may be viewed at our website: www.ammerreit.com.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

        Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation of our Chief Executive Officer and each of our three other most highly compensated executive officers (the "Named Executive Officers"), for services rendered in all capacities to our Company during the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-term compensation Awards
Name and Principal Position	Year	Salary(1)		Bonus(2)		Securities under- lying options/ SARS
John M. Robbins Chief Executive Officer, President, Chief Operating Officer and Chairman of the Board of Directors	2003 2002 2001	$ $ $	453,371 439,186 395,200	$ $	626,130 252,504 0	$80,000 0 0
Jay M. Fuller Executive Vice President of Production	2003 2002 2001	$ $ $	318,816 346,495 298,167	$ $	365,363 83,210 0	$20,000 0 0
Judith A. Berry Executive Vice President and Chief Financial Officer	2003 2002 2001	$ $ $	255,150 269,161 225,000	$ $ $	303,884 169,129 0	20,000 0 0
Lisa S. Faulk Executive Vice President of Operations	2003 2002 2001	$ $ $	203,684 207,085 161,258	$ $ $	244,420 132,622 0	20,000 0 0

(1)
Our compensation Committee reviewed executive officer base salaries in October, 2003. Current base salaries are $463,800 for Mr. Robbins, $318,816 for Mr. Fuller, $255,150 for Ms. Berry and $214,500 for Ms. Faulk. Amounts for 2002 include amounts paid in lieu of accrued vacation in connection with the termination of our Company's management contract with Home Asset Management Corp. See Item 13.

(2)
Bonuses are based upon performance in the year indicated. Payment of bonuses is made in the following year.

Options Grants in Last Fiscal Year

        Stock options to purchase our common stock were granted during the fiscal year ended December 31, 2003 to the Named Executive Officers (see table below).

		Percent of total options/SARS granted to employees in fiscal year			Potential realizable value at assumed annual rates of stock price appreciation for option term
	Number of securities underlying option/SARs granted(#)(1)
Name			Exercise or base price ($/Sh)	Expiration date
					5%	10%
John M. Robbins	80,000	14.30%	$4.10	1/22/2013	$206,277	$522,748
Jay M. Fuller	20,000	3.57%	$4.10	1/22/2013	$51,569	$130,687
Judith A. Berry	20,000	3.57%	$4.10	1/22/2013	$51,569	$130,687
Lisa S. Faulk	20,000	3.57%	$4.10	1/22/2013	$51,569	$130,687

(1)
All of the stock options shown above have a four year vesting period with one fourth vested immediately and the balance vesting monthly after the first year. The options are immediately exercisable in full, however, in the event the officer's service to our Company is terminated, any unvested option shares that have been exercised remain subject to repurchase by our Company at the price equal to the option exercise price.

        The Named Executive Officers did not exercise any options in fiscal year 2003. The following table provides information with respect to unexercised options held as of December 31, 2003, by the Named Executive Officers:

Fiscal Year-End Option/SAR Values

	Number of Securities Underlying Unexercised Options/SARs at December 31, 2003
				Value of unexercised in-the- money options/SARS at December 31, 2003(1)($)
Name
	Exercisable(2)		Unexercisable	Exercisable(2)	Unexercisable
John M. Robbins	375,000	(3)	0	$244,000	$0
Jay M. Fuller	315,000	(3)	0	$61,000	$0
Judith A. Berry	120,000		0	$61,000	$0
Lisa S. Faulk	90,000		0	$61,000	$0

TOTAL	900,000		0	$427,000	$0

(1)
The fiscal year-end value of "in-the-money" stock options and SARs granted in tandem with such options represents the difference or a portion of the difference between the exercise price of such options and SARs, respectively, and the fair market value of our common stock as of December 31, 2003. The fair market value of our common stock on December 31, 2003 was $7.15 per share, the closing price of the common stock reported on the American Stock Exchange on such date.

(2)
A portion of the options are not yet vested and any unvested option shares that are exercised remain subject to repurchase by our Company at a price equal to the option exercise price.

(3)
Includes options to purchase 140,000 shares of common stock that have SARs granted in tandem with such options. The SARs are for 35% of the difference between the fair market value of the common stock at the time the related option is exercised and the exercise price of $15.00, up to a maximum of $20 per share.

LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR(1)

Estimated Future Payouts under Non-Stock Price-Based Plans(2)
Name	Performance or Other Period Until Maturation or Payout(3)	Threshold ($)	Target ($)	Maximum ($)
John M. Robbins	12/31/04	619,090	1,238,181	1,857,271
Jay M. Fuller	12/31/04	302,876	605,751	908,627
Judith A. Berry	12/31/04	242,392	484,784	727,176
Lisa S. Faulk	12/31/04	198,637	397,274	595,912

(1)
No award will be paid unless our Company achieves an 8% average annual return on average monthly equity. Awards are based on total return to stockholders (stock price appreciation plus dividends) for our Company compared to a peer group of 19 other mortgage companies. If our Company's return to stockholders for the performance period falls below the 40th percentile, no award is earned, at the 40th percentile the minimum award is earned, at the 60th percentile the target award is earned and at the 80th percentile and above the maximum award is earned.

(2)
Payouts will be calculated as a percentage of aggregate base salary for the performance period and are estimated based on actual salary in 2003 and current base salaries for 2004. Our CEO may earn 67.5%, 135% or 202.5% of his base salary at the minimum, target and maximum levels, respectively. Each of our other Executive Officers may earn 47.5%, 95% and 142.5% of his or her base salary at these levels.

(3)
Performance is measured over a two year period beginning January 1, 2003.

Compensation of Directors

        Each non-employee director of our Company will be paid annual compensation of $22,000 with an additional $1,200 paid for attendance at a regularly scheduled Board meeting, $1,000 for attendance at a special or committee meeting and half of these amounts paid for telephonic meetings. Committee chairpersons receive additional annual compensation as follows: Compensation and Corporate Governance Committee, $3,000; and Audit Committee, $5,000. All directors will be reimbursed for any expenses related to attendance at meetings of the Board or committees of the Board or our stockholders meeting. Currently, in addition to cash compensation, each non-employee director of our Company receives an initial grant of options to purchase 7,500 shares of the common stock of our Company at the time he begins service as a director. The initial grant is at fair market value and will vest over a three-year period (one-third every twelve months). Thereafter, each non-employee director of our Company who has served continuously for at least six months as of the date of that year's annual meeting of stockholders, receives a grant of options to purchase 7,500 shares of the common stock of American Residential on the date of such meeting. Such grant is at fair market value and will vest after one year. We intend to amend our option plan or adopt a new plan that will provide for restricted stock awards. The non-employee directors will then receive an annual restricted stock award of 2,300 shares and an annual option grant of 3,300 shares.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        All options and SARs granted to date pursuant to our 1997 Stock Incentive Plan and our 1997 Stock Option Plan contain provisions pursuant to which unvested portions of outstanding options become fully vested upon a change of control in our Company, as defined under the relevant plan.

        We entered into an Amended and Restated Employment Agreement with each of our executive officers effective January 1, 2003. The term of each agreement was one year. Under the agreements, if an executive officer is terminated without cause, he or she would receive one year's base salary plus bonus as severance pay and would receive one year of continued health care benefits. The agreements also specified an initial base salary and a potential bonus of up to 100% of base salary, however, both of these terms were modified during the year by actions taken by the Compensation Committee (see our Summary Compensation Table).

        In December 2003 and January 2004, our Compensation Committee approved terms for new Executive Employment Agreements. These agreements have not been finalized, however, the terms that were approved are as follows:

  •
  Mr. Robbins—base salary of $463,800, a potential bonus of 135% of base salary, and in the event of termination of his employment, severance of up to two years of base salary, target bonus, and health care benefits continuation, plus reimbursement of any federal excise taxes imposed by the IRS with respect to severance amounts deemed to be parachute payments in the event of a change of control.

  •
  Mr. Fuller—base salary of $318,816, a potential bonus of 120% of base salary, and in the event of termination of his employment, severance of up to eighteen months of base salary, target bonus, and health care benefits continuation, plus reimbursement of any federal excise taxes imposed by the IRS with respect to severance amounts deemed to be parachute payments in the event of a change of control.

  •
  Ms. Berry—base salary of $255,150, a potential bonus of 120% of base salary, and in the event of termination of her employment, severance of up to eighteen months of base salary, target bonus, and health care benefits continuation, plus reimbursement of any federal excise taxes imposed by the IRS with respect to severance amounts deemed to be parachute payments in the event of a change of control.

  •
  Ms. Faulk—a base salary of $214,500, a potential bonus of 120% of base salary, and in the event of termination of her employment, severance of up to eighteen months of base salary, target bonus, and health care benefits continuation, plus reimbursement of any federal excise taxes imposed by the IRS with respect to severance amounts deemed to be parachute payments in the event of a change of control.

        The Compensation Committee has also approved the terms of a supplemental executive retirement plan, which has not yet been finalized. That plan will also contain provisions providing for acceleration of benefits in the event of a change of control of our Company.

Compensation Committee Interlocks and Insider Participation

        Dr. Riedy, Mr. Johnson and Mr. John Rocchio served on our Compensation Committee in 2003. None of these members have ever been officers or employees of our Company or any of its subsidiaries. Mr. Rocchio resigned as a director in March 2004. See Item 13.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information, as of April 20, 2004, with respect to the beneficial ownership of our Company's common stock by (i) all persons known by us to be the beneficial owners of more than 5% of the outstanding common stock of our Company (ii) each director and director-nominee of our Company, (iii) each executive officer of our Company named in the Summary Compensation Table, and (iv) all executive officers and directors of our Company as a group.

	Shares Beneficially Owned(1)
Beneficial Owner	Number of Shares	Percentage of Class(2)
The Nierenberg Investment Management Company(3)	1,340,700	17.0%
Howard Amster(4)	711,300	9.0%
The TCW Group, Inc.(5)	502,500	6.6%
Robert T. Barnum(6)	6,000	*
H. James Brown(7)	45,509	*
Robert A. Gunst(6)	1,000	*
Keith A. Johnson(8)	68,999	*
David Nierenberg(6)(9)	1,340,700	17.0%
Richard T. Pratt(7)	53,300	*
Mark J. Riedy(7)	66,000	*
John M. Robbins(10)	520,337	6.3%
Herbert B. Tasker(6)	—	*
Jay M. Fuller(11)	371,600	4.5%
Judith A. Berry(12)	139,980	1.8%
Lisa S. Faulk(13)	92,650	1.2%
All Directors and Executive Officers as a group (12 persons)(14)	2,706,075	30.3%

*
Represents less than 1% of the outstanding shares of our common stock.

(1)
Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2)
Calculated on the basis of 7,875,634 shares of common stock outstanding on April 20, 2004. However, shares of common stock underlying options exercisable within 60 days of April 20, 2004 are deemed to be outstanding pursuant to the rules of the Securities and Exchange Commission for purposes of calculating the beneficial ownership of securities of the holders of such options. Options granted to our Executive Officers under our 1997 Stock Option Plan are generally immediately exercisable, subject to our right to purchase unvested shares upon termination of employment or other service.

(3)
The address for The Nierenberg Investment Management Company is 19605 NE 8th Street, Camas, WA 98607. The Nierenberg Investment Management Company is the General Partner of the D3 Family Funds, L.P. (which owns 924,002 shares), The D3 Family Retirement Fund, L.P. (which owns 286,986 shares), The D3 Children's Fund, L.P. (which owns 65,800 shares), and The D3 Offshore Fund, L.P. (which owns 63,912 shares). See note 9.

(4)
This information is from the Schedule 13D/A filed with the SEC on March 11, 2003 by Mr. Amster. Mr. Amster's address is 23811 Chagrin Blvd., #200, Beachwood, OH 44122-5525. Mr. Amster has sole voting power of 615,700 shares and shared voting power of 15,600 shares. In addition Mr. Amster has shared voting power over 80,000 shared owned by Ramat Securities Ltd. Mr. Amster owns 83% of Ramat Securities. However, Mr. Amster disclaims beneficial ownership of the shares held by Ramat Securities.

(5)
This information is derived from the Schedule 13D and Schedule 13G filed with the SEC on October 6, 2003 and March 10 2004, respectively, by The TCW Group, Inc. ("TCW") on behalf of itself and its direct and indirect subsidiaries (the "TCW Business Unit"). The address of TCW is 865 South Figueroa Street, Los Angeles, CA 90017. Except as noted below, the reported securities are owned by Home Asset Management Corporation, a Delaware Corporation ("HAMCO"). The TCW Business Unit has shared voting and investment power with respect to all shares owned by HAMCO. Includes 2,500 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2004, held by John Rocchio. Mr. Rocchio was issued the options for his services as a director of the Company. However, The TCW Business Unit is entitled to the economic benefit of the options and as a result, Mr. Rocchio disclaims beneficial ownership of these securities.

(6)
We anticipate that an initial grant of an option to purchase 7,500 shares of our common stock will be authorized by our Board of Directors at our next Board meeting.

(7)
Includes 45,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2004.

(8)
Includes 20,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2004.

(9)
Includes the 1,340,700 shares disclosed above as held by The Nierenberg Investment Management Company. See Note 3. Mr. Nierenberg is President of Nierenberg Investment Management Company. The address of this beneficial owner is the same as stated for The Nierenberg Investment Management Company.

(10)
Includes 375,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2004 of which 53,333 options will be unvested.

(11)
Includes 315,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2004 of which 13,333 options will be unvested.

(12)
Includes 120,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2004 of which 13,333 options will be unvested.

(13)
Includes 90,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2004 of which 13,333 options will be unvested.

(14)
See Notes 6-12. Includes 1,055,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 20, 2004 of which 93,332 options will be unvested.

        Information regarding our equity compensation plans is contained in Item 5 of our Annual Report on Form 10-K filed March 30, 2004 with the SEC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with our organization in 1997, we issued 1,600,000 shares of our common stock to MDC REIT Holdings, LLC. ("Holdings"). Home Asset Management Corp. (the "Manager") was the managing member of Holdings pursuant to an operating agreement. In 2003, Holdings was merged with and into the Manager and the Manager became the holder of record of the 1,600,000 shares of our common stock.

        In 2001, in connection with the termination of our prior contractual relationships with the Manager and certain funds affiliated with TCW Crescent/Mezzanine, L.L.C. (the "Buyout Transaction"), we provided the Manager with the right to designate a nominee to our Board and our Compensation Committee. The Manager designated John C. Rocchio and the Board elected him to the Board and added him to the Compensation Committee. In addition, our Company agreed to nominate Mr. Rocchio for re-election at subsequent annual meetings of stockholders, provided that the Manager and certain TCW entities collectively beneficially owned at least 800,000 shares of common stock of our Company. Mr. Rocchio is President of the Manager and is a Managing Director of entities affiliated with the TCW Group, Inc.

        In connection with the Buy-Out Transaction, we entered into a Senior Subordinated Secured Revolving Loan Agreement (the "Loan Agreement") with certain TCW entities including TCW/Crescent Mezzanine Partners, L.P., TCW/Crescent Mezzanine Trust, TCW/Crescent Mezzanine Investment Partners, L.P., Crescent/Mach I Partners, L.P and TCW Shared Opportunity Fund II, L.P. (collectively, the "TCW Entities"). The Loan Agreement allowed us to borrow up to $5 million on a revolving basis for one year following the date of the Loan Agreement. Interest was payable at the end of each calendar quarter based on outstanding borrowings. The Loan Agreement also provided that we could extend the Loan Agreement for two additional, one-year periods. We exercised our option and extended the Loan Agreement for two additional periods. The loan was paid off and the Loan Agreement was retired as of April 12, 2004.

        In March 2004, the Manager sold 1.1 million shares of our common stock to The D3 Family Funds in a negotiated private transaction (the "Stock Sale"). As a result of the Stock Sale, the Manager and the TCW Entities collectively no longer hold at least 800,000 shares of our common stock and the Manager no longer has a right to designate a Board nominee. Concurrently with the consummation of the Stock Sale transaction, Mr. Rocchio resigned from our Board and David Nierenberg, upon the recommendation of the Nominating and Corporate Governance Committee, was appointed by the Board to fill the vacancy created by Mr. Rocchio's resignation. Effective upon the consummation of the Stock Sale, we amended our Stockholder Rights Plan to remove the Manager and the TCW Entities as parties permitted to own up to 25% of our outstanding common stock, as permitted by the original Stockholder Rights Plan, and to add The D3 Family Funds as parties permitted to own up to 18% of our outstanding common stock.

        Mr. Nierenberg is the President of Nierenberg Investment Management Company. Since 1996, his firm has managed The D3 Family Funds, consisting of five private investment partnerships based in Camas, Washington.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        We have selected PricewaterhouseCoopers LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending 2003. PricewaterhouseCoopers LLP has acted in such capacity since its appointment in fiscal year 2002.

        The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2003 and December 31, 2002 by PricewaterhouseCoopers LLP.

	2003	2002
Audit Fees(1)	$290,000	$180,200
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$290,000	$180,200

(1)
Includes fees for professional services rendered for the audit of our Company's annual financial statements, reviews of our financial statements included in quarterly reports on Form 10-Q and audits for regulatory filings in 2003.

        Our Audit Committee's policy is to pre-approve all audit and permitted non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairperson when expedition of services is necessary. The independent Auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.

Part IV

ITEM 15. EXHIBITS FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        Item 15(a)(3) is amended in its entirety as follows:

        Exhibits:

Exhibit Index

Exhibit Number		Description
(6)3.1		Second Articles of Amendment and Restatement of the Registrant
(8)3.2		Fourth Amended and Restated Bylaws of the Registrant
(1)4.1		Registration Rights Agreement dated February 11, 1997
(8)4.3		First Amended and Restated Rights Agreement by and between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004
(2)4.4		Indenture dated as of June 1, 1998, between American Residential Eagle Bond Trust 1998-1 (a wholly-owned, consolidated subsidiary of the Registrant) and First Union National Bank, as Trustee
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
(1)+10.6		1997 Stock Incentive Plan
(1)+10.7		Form of 1997 Stock Option Plan, as amended
(1)+10.8		Form of 1997 Outside Directors Stock Option Plan
(1)+10.9		Form of Employee Stock Purchase Plan
(1)+10.14		Form of Indemnity Agreement
(5)10.17		The Termination and Release Agreement, dated as of December 20, 2001
(5)10.18		Amendment No. 1 to the Securities Purchase Agreement, dated as of December 20, 2001
(5)10.19		Amendment No. 1 to the Registration Rights Agreement, Dated as of December 20, 2001
(7)10.20		Lease between American Residential Investment Trust, Inc. and Sorrento Wateridge Partners, L.P. dated November 30, 2001
(7)10.21	+	Executive Employment Agreement between American Mortgage Network, Inc. and Lisa Faulk dated March 31, 2003
(7)10.22	+	Amended and Restated Employment Agreement between American Mortgage Network, Inc. and John Robbins dated April 7, 2003
(7)10.23	+	Amended and Restated Employment Agreement between American Mortgage Network, Inc. and Judith Berry dated March 31, 2003

(7)10.24	+	Amended and Restated Employment Agreement between American Mortgage Network, Inc. and Jay Fuller dated March 31, 2003
10.25	+	Long Term Incentive Cash Plan for Executive Officers
10.26	+	2004 Executive Bonus Plan Description
(8)21.1		Subsidiaries of the Registrant
(8)23.1		Consent of PricewaterhouseCoopers LLP
(8)23.2		Consent of KPMG LLP
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer
32.2		Certification of Chief Financial Officer

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

(6)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003

(7)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003

(8)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004.

SIGNATURE

        Pursuant to the requirements of Section13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to our report on Form10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April28, 2004.

AMERICAN RESIDENTIAL INVESTMENT TRUST,INC.
By:	/s/ JOHN M. ROBBINS John M. Robbins Chief Executive Officer

S-1

QuickLinks

PART III Part III of our Form 10-K is amended in its entirety as follows
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Part IV
  ITEM 15. EXHIBITS FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K