Form 10-Q
period 2004-03-31
AmNet Morgage, Inc.
filed 2004-05-17
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-13485

AMNET MORTGAGE, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0741174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10421 Wateridge Circle, Suite 250 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 909-1200
(Registrant’s telephone number, including area code)

Former Name: American Residential Investment Trust, Inc.
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

☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,855,547 as of April 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data) (unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Cash and cash equivalents	$27,647	$44,400
Cash and cash equivalents—restricted	2,100	2,100
Mortgage loans held for sale, net, pledged (lower of cost or market)	510,524	276,781
Bond collateral, mortgage loans, net, held for sale (lower of cost or market)	116,226	—
Bond collateral, mortgage loans, net	20,592	157,872
Bond collateral, real estate owned	623	3,380
Accounts receivable—mortgage loans sold/funded	3,182	3,856
Accrued interest receivable	2,196	2,593
Deferred taxes	7,747	5,694
Other assets	6,223	5,520
	$697,060	$502,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$495,292	$268,619
Short-term debt related to bond collateral held for sale	90,097	—
Long-term debt, net	20,078	130,295
Derivative financial instruments	205	1,224
Accrued interest payable	487	494
Accrued expenses and other liabilities	7,947	12,950
Total liabilities	614,106	413,582
Commitments and contingencies (Note 13)
Minority Interest	137	129
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 24,900,000 shares authorized; 7,875,634 shares issued and outstanding in 2004, and 7,873,714 shares issued and outstanding in 2003	79	79
Additional paid-in-capital	108,723	108,719
Accumulated deficit	(25,985)	(20,313)
Total stockholders’ equity	82,817	88,485
	$697,060	$502,196

See accompanying notes to consolidated financial statements

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited

(in thousands, except per share data)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003

Revenues
Gain on sales of loans	$15,515	$20,209
Derivative financial instruments and market adjustments
Derivative financial instruments—forward sales of mortgage backed securities and options to sell mortgage backed securities	(5,487)	(52)
Market adjustment on interest rate lock commitments	(1,157)	(2,159)
Total derivative financial instruments and market adjustments	(6,644)	(2,211)
Interest on mortgage assets	6,641	9,246
Other income	296	215
Total revenue, net of derivative financial instruments and adjustments	15,808	27,459
Expenses
Employee compensation and benefits	11,842	9,484
Interest expense	3,241	4,213
Office and occupancy expense	836	566
Provision for loan losses	—	919
Gain on sale of real estate owned, net	(259)	(184)
Valuation adjustment-bond collateral held for sale	4,428	—
Professional fees	1,035	1,405
Other operating expenses	4,253	3,753
Total expenses	25,376	20,156
(Loss) income before income taxes	(9,568)	7,303
Income tax benefit	(3,896)	(4,853)
Net (loss) income	$(5,672)	$12,156

Basic weighted average shares outstanding	7,874,347	7,862,869
Diluted weighted average shares outstanding	7,874,347	7,945,795

Net income (loss) per share basic	$(0.72)	$1.55

Net income (loss) per share diluted	$(0.72)	$1.53

See accompanying notes to consolidated financial statements

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,672)	$12,156
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Valuation adjustment-bond collateral held for sale	4,428	—
Amortization of mortgage assets premiums	762	994
Amortization of CMO capitalized costs	70	99
Changes in provision for loan losses	—	919
Change in real estate owned provision	245	725
Gain on sale of real estate owned	(259)	(184)
Proceeds from sale of mortgage loans held for sale	1,641,555	1,982,410
Mortgage loan originations	(1,875,298)	(2,080,293)
Decrease in accounts receivable—mortgage loans sold/funded	674	1,251
Increase in restricted cash	—	(625)
Decrease in accrued interest receivable	397	550
Increase in deferred taxes	(2,053)	(6,679)
Increase in other assets	(702)	(778)
Decrease in derivative financial instruments	(1,019)	(1,181)
Decrease in accrued interest payable	(7)	(94)
(Decrease)/increase in accrued expenses and other liabilities	(5,003)	4,551
Increase in minority interest	8	3
Principal payments on bond collateral, mortgage loans, net, held for sale	15,615	—
Net cash used in operating activities	(226,259)	(86,176)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans, net	1,731	24,888
Proceeds from sale of real estate owned	1,289	2,989
Net cash provided by investing activities	3,020	27,877
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(2,151)	(31,456)
Increase in net borrowings from short-term debt	208,634	98,892
Stock options exercised	3	2
Net cash provided by financing activities	206,486	67,438
Net (decrease)/increase in cash and cash equivalents	(16,753)	9,139
Cash and cash equivalents at beginning of year	44,400	13,647
Cash and cash equivalents at end of period	$27,647	$22,786
Supplemental information
Interest paid	$3,248	$4,202
Taxes paid	$2,720	—
Transfers from bond collateral, mortgage loans, net to real estate owned	$823	$2,245

See accompanying notes to consolidated financial statements.

AMNET MORTGAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Subsequent Events

In May 2004, American Residential Trust, Inc. changed its name to AmNet Mortgage, Inc. (“AmNet Parent”).

Due to favorable market conditions, approximately $113.9 in mortgage loan bond collateral and approximately $2.3 million in REO bond collateral, which together represent the vast majority of AmNet Parent’s remaining mortgage asset portfolio, were put up for sale in March, 2004.   Several offers for purchase were received and buyers were selected for majority of the assets in the 1999-1, 1999-2, and 1999-A structures. Additionally, AmNet Parent accepted a bid from another firm for all of the bond collateral in its 2000-2 structure. Accordingly, as of March 31, 2004, we reclassified certain mortgage portfolio assets as held for sale. Prior to that time, these assets were classified as held for investment. The reclassified mortgage assets were loans and REO representing the bond collateral for CMO/REMIC 1999-A, CMO 1999-1, CMO 1999-2, and CMO/REMIC 2000-2.  As a result of the reclassification from held for investment to held for sale, it was necessary for us to value these assets at the lower of cost or market. It was determined that the market value of the assets was lower than the carrying value and a valuation impairment of $4.4 million was recorded at March 31, 2004. Upon expected completion of the sale in May of 2004, there will be additional losses of up to $400 thousand of debt issuance cost which will be recorded in the second quarter of 2004.  The portfolio sales are expected to close in May, and AmNet Parent will be required to simultaneously redeem and extinguish related CMO bond liabilities totaling approximately $90.1 million.  Net cash proceeds, after debt extinguishment, are anticipated to be approximately $25 million.  The exact sales price and related expenses are subject to due diligence being completed by the buyers of these portfolio assets.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Numbers of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Programs

April 30, 2004 Board Approved				$3,668,000

Contingent upon the successful completion of the above-mentioned portfolio sales, the Board of Directors authorized the repurchase of up to 400,000 shares of the Company’s common stock.  The timing of repurchases will depend on market conditions and corporate requirements. There is no expiration date for the share repurchase plan. However, shares must be purchased at a 15% discount to book value.

In April 2004, AmNet Parent paid off its $3 million outstanding debt under a Subordinated Loan Agreement (See Note 8 below).

Note 2.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of AmNet Parent, a Maryland corporation, American Mortgage Network, Inc. (“AmNet Sub”), a Delaware corporation and wholly-owned subsidiary of AmNet Parent, American Residential Eagle, Inc., (“Eagle”), a Delaware special purpose corporation and wholly-owned subsidiary of AmNet Parent and American Residential Eagle 2, Inc. (“Eagle 2”), a Delaware limited purpose corporation and wholly-owned subsidiary of Eagle (collectively “AmNet Parent”). Substantially all of the assets of Eagle and Eagle 2 are pledged or subordinated to support short or long-term debt in the form of collateralized mortgage bonds and are not available for the satisfaction of general claims of AmNet Parent. American Residential Holdings, Inc. (“Holdings”), is an affiliate of AmNet Parent that is consolidated in accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities.” AmNet Parent and Holdings are together referred to as the “Company.” The Company’s exposure to loss on the assets pledged as collateral is limited to its net investment, as the collateralized mortgage bonds are non-recourse to the Company. All significant intercompany balances and transactions with AmNet, Eagle, Eagle 2, and Holdings have been eliminated in the consolidation of AmNet Parent. Certain reclassifications may have been made to prior internal period amounts to conform to the current presentation.

In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim period presented.

Subsidiaries of AmNet Parent, Eagle and Eagle 2 hold bond collateral assets of approximately $100.5 million and $36.9 million, respectively, at March 31, 2004.

Sales of mortgage loans are accounted for under Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Mortgage loans are sold with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling prices and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses are recognized at the time of sale.

In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” The Company accounts for its commitments to extend credit as derivatives and records changes in fair value of the commitments in the statement of operations. The adoption of SAB No. 105 is not expected to have a significant effect on the Company’s financial statements.

Please refer to the Company’s Form 10-K for the year ending December 31, 2003, for a detailed discussion of these policies.

Stock Options

The Company elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan. Accordingly, no compensation cost has been recognized in the financial statements. SFAS 123 “Accounting for Stock Based Compensation” requires pro forma disclosures of expense computed as if the fair value based method had been applied in the financial statements of companies that continue to account for such arrangements under Opinion No. 25.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, “Accounting For Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company elected to early adopt for the twelve-month period ending December 31, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

The FASB is currently considering amending SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The proposed standard will require the Company to record compensation expense for all share-based compensation plans. If adopted, this proposed standard would have a negative impact on our earnings in future periods.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) and earnings per share would have been as follows (in thousands except earnings per share) (unaudited):

	Three months Ended
	March 31, 2004	March 31, 2003

Net (loss) earnings as reported	$(5,672)	$12,156
Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax effects (See Note 10)	(283)	(518)
Pro forma net (loss) earnings	$(5,955)	$11,638
(Loss) earnings per share:
Basic as reported	$(0.72)	$1.55
Basic pro forma	$(0.76)	$1.48
Diluted as reported	$(0.72)	$1.53
Diluted pro forma	$(0.76)	$1.46

The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company’s experience.

Note 3.  Concentration of Mortgage Loan Sales

For the three months ending March 31, 2004, the Company sold a majority of the mortgage loans it originated to two of it's competitors, Countrywide Home Loans, Inc (68%) and Wells Fargo (16%). The Company’s considerations in deciding where to sell loans are price and operational efficiency.  The Company also considers speed of execution and loan product guidelines.  The Company believes that all of the loans it sells currently could be sold to a number of other investors. A Countrywide entity, Countrywide Warehouse Lending, is also a warehouse lender to the Company (see Note 8 Short-Term Debt).

Note 4.  Income Per Share

The following table illustrates the computation of basic and diluted income per share (in thousands, except share and per share data) (unaudited):

	For the three months ended March 31, 2004	For the three months ended March 31, 2003
Numerator:
Numerator for basic (loss) income per share	$(5,672)	$12,156
Denominator:
Denominator for basic (loss) income per share - weighted average number of common shares outstanding during the period	7,874,347	7,862,869
Denominator for diluted (loss) income per share	7,874,347	7,945,795

(Loss) income per share - basic	$(0.72)	$1.55
(Loss) income per share - diluted	$(0.72)	$1.53

For the three months ended March 31, 2004 and 2003 there were 1,411,917 and 1,526,227 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 5.  Mortgage Loans Held for Sale, net, pledged

AmNet Sub has pledged loans held for sale totaling approximately $510.5 million to secure credit lines (warehouse facilities) from four financial institutions. See Note 8, “Short-Term Debt.” Mortgage loans held for sale at March 31, 2004 consist of loans which have been committed for sale of approximately $196.7 million and loans available for sale at approximately $313.8 million, all of which are carried at the lower of cost or market value.

Note 6.  Bond Collateral, Mortgage Loans, net

AmNet Parent has pledged collateral in order to secure the long-term debt issued in the form of CMOs. Bond Collateral Mortgage Loans consist primarily of adjustable-rate, conventional, 30-year mortgage loans secured by first liens on one-to-four family residential properties. As of March 31, 2004 and 2003, 17.17% and 17.82%, respectively, of the bond collateral mortgage loans were fixed rate loans. The balance of the bond collateral mortgage loans are adjustable-rate mortgages. All Bond Collateral Mortgage Loans are pledged to secure repayment of the related long-term debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment of the long-term debt obligation. The obligations under the long-term debt are payable solely from the bond collateral and are otherwise non-recourse to AmNet Parent.

As of March 31, 2004, AmNet Parent reclassified at the lower of cost or market, certain mortgage assets heretofore carried as held for investment to held for sale as a result of a pending sale of approximately $116 million of bond collateral. AmNet Parent intends to use a portion of the proceeds to redeem the underlying collateralized debt. The reclassified mortgage assets were loans representing the bond collateral for CMO/REMIC 1999-A, CMO 1999-1, CMO 1999-2, and CMO/REMIC 2000-2.  AmNet Parent recorded a valuation adjustment of $4.4 million at March 31, 2004 to reflect the loss on sale of the bond collateral.

The components of the Bond Collateral Mortgage Loans held for sale or investment at March 31, 2004 and 2003, are summarized as follows (dollars in thousands) (unaudited):

	Pending Sale CMO/REMIC 2000-2 Securitization	Pending Sale CMO/REMIC 1999-A Securitization	Pending Sale CMO 1999-2 Securitization	Pending Sale CMO 1999-1 Securitization	Total Pending Sale	Held for Investment CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral Mortgage Loans

At March 31, 2004
Mortgage loans	$5,959	$36,847	$51,136	$22,649	$116,591	$20,862	$137,453
Unamortized premium	238	665	1,400	627	2,930	78	3,008
Allowance for loan losses	(143)	(337)	(473)	(219)	(1,172)	(348)	(1,520)
	$6,054	$37,175	$52,063	$23,057	$118,349	$20,592	$138,941
Valuation adjustment	(27)	(1,277)	(2,011)	(1,113)	(4,428)	—	(4,428)
	$6,027	$35,898	$50,052	$21,944	$113,921	$20,592	$134,513

Weighted average net coupon	9.30%	9.48%	8.99%	8.90%	9.14%	9.42%	9.19%
Unamortized premiums as a percent of Mortgage Loans	4.00%	1.80%	2.74%	2.77%	2.51%	0.37%	2.19%

At March 31, 2003
Mortgage loans	$13,027	$56,985	$85,974	$41,382	$197,368	$29,974	$227,342
Unamortized premium	546	1,297	3,010	1,171	6,024	291	6,315
Allowance for loan losses	(138)	(891)	(872)	(474)	(2,375)	(478)	(2,853)
	$13,435	$57,391	$88,112	$42,079	$201,017	$29,787	$230,804

Weighted average net coupon	9.17%	9.46%	8.97%	8.86%	9.11%	9.52%	9.16%
Unamortized premiums as a percent of Mortgage Loans	4.19%	2.28%	3.50%	2.83%	3.05%	0.97%	2.78%

Note 7.  Derivative Financial Instruments

In the ordinary course of business AmNet Sub makes commitments to fund mortgages at set interest rates, which we refer to individually as rate lock commitments, and has funded loans not committed for sale.  Collectively, this is our pipeline.  The value of the rate lock commitments and uncommitted loans will vary depending on changes in market interest rates between the time that a rate lock commitment is made and the time that the loan funds and is committed for sale to an investor.

AmNet Sub attempts to estimate the number of rate lock commitments in the pipeline that will not close in order to calculate its interest rate exposure on a daily basis. AmNet Sub then purchases hedging instruments in order to try to protect profit margins on (i) locked loans in the pipeline and (ii) closed loans before they are committed for sale.  The hedging instruments used are forward sales of mortgage-backed securities (“TBA”) and options on forwards sales of mortgage-backed securities. Changes in the price of these instruments closely relate to changes in the value (price) of loans in the pipeline and closed loans not yet committed for sale.

At March 31, 2004 and March 31, 2003 AmNet Sub had the following pipeline, closed loans not yet committed for sale to investors, and offsetting hedge coverage as follows (dollars in thousands) (unaudited):

	3/31/04	3/31/03
Interest rate exposure:
Commitments to originate loans at set interest rates (pipeline) (after applying fallout)	$883,957	$746,413

Closed loans not yet committed for sale to investors	313,852	225,716
Hedge coverage:
Forward sales of mortgage-backed securities (TBA)(notional amount)	1,067,500	856,500

Options on forward sales of mortgage-backed securities (notional amount)	185,000	150,000

The fair value of forward sales of mortgage-backed securities and options on forward sales of mortgage-backed securities are based on quoted market prices for these instruments. The mortgage loan pipeline is also considered a derivative instrument and is assigned a fair value based on the change in the quoted market value of the underlying loans due to market movements, less an estimated factor for loans that will not close (fallout ratio). The fallout ratio is affected by the Company’s recent fallout history, interest rate changes and pipeline characteristics.

The following is a summary of the carrying value of AmNet Sub’s derivative instruments as of March 31, 2004 and March 31, 2003 (dollars in thousands) (unaudited):

March 31, 2004	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
Forward sales of mortgage-backed securities (TBAs):
Fifteen year Fannie Mae	4.0-5.5 MBS	$4,000-20,000	$(347)	Apr 20-June 17, 2004
Thirty year Fannie Mae	4.5-5.5 MBS	500-30,000	(295)	Apr 15-June 14, 2004
Thirty year Ginnie Mae	4.5-5.5 MBS	1,500-10,000	(194)	Apr 22-June 22, 2004
Thirty year Ginnie Mae II	5.0 MBS	6,500	46	Apr 22, 2004
Options on TBAs:
Thirty year Fannie Mae	5.0-5.5 Puts	15,000-50,000	880	Apr 15-May 13, 2004
Rate Lock Commitments (loan pipeline)			(295)
Total derivative financial instruments			$(205)

March 31, 2003	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
Forward sales of mortgage-backed securities (TBAs):
Fifteen year Fannie Mae	4.5-5.5 MBS	$4,000-20,000	$(1,615)	May 19-June 17, 2003
Thirty year Fannie Mae	5.0-6.0 MBS	500-45,000	(1,005)	Apr-June 12, 2003
Thirty year Ginnie Mae	5.0-6.0 MBS	1,500-10,000	(127)	May 21-June 19, 2003
Options on TBAs:
Thirty year Fannie Mae	5.5 Puts	10,000-25,000	812	Apr 14-June 12, 2003
Thirty year Ginnie Mae	5.5 Puts	15,000	2	Apr 23, 2003
Rate Lock Commitments (loan pipeline)			807
Total derivative financial instruments			$(1,126)

Note 8.  Short-Term Debt

As of March 31, 2004, mortgage loans held for sale totaling $510.5 million were pledged as collateral for warehouse facility borrowings of $492.3 million with four financial institutions. At March 31, 2004, the Company's maximum borrowing capacity combined from these four financial institutions was $1.4 billion.  The table below shows the age of pledged mortgage loans as of March 31, 2004. (unaudited):

Aging Range	Number of Loans	Warehouse line usage	% of Total
		(in thousands)
Less than 30 days	2,685	$477,610	97.0%
30 to 60 days	66	13,016	2.6%
61 days to 90 days	15	1,666	0.4%
TOTAL	2,766	$492,292	100.0%

Of the $492.3 million of warehouse line usage at March 31, 2004, $108.3 million was funded through uncommitted warehouse facilities.

Warehouse facilities mature on various dates within one year, generally bearing interest at one-month LIBOR plus spread. The weighted average borrowing rates were 2.48% at March 31, 2004 and 2.75% at March 31, 2003. The weighted-average borrowing rate was 2.43% for the three months ending March 31, 2004 (2.73% for the three months ending March 31, 2003) and the weighted average facility fee is 0.42% and 0.25%, respectively for the same periods on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, net income, and liquidity of the Company.

As a direct result of the Company’s expected first quarter net loss, at March 31, 2004, the Company was out of compliance with certain of its warehouse lending agreements. The Company was out of compliance with earnings covenants in its JPMorgan Chase Bank and Countrywide Warehouse Lending agreements, and with a net worth covenant in its Residential Funding Corporation agreement. Prior to the non-compliance, the warehouse providers each waived the covenants for which the Company was out of compliance.

In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement (“Subordinated Loan Agreement”). The Subordinated Loan Agreement bore an interest rate of 12%, and as of March 31, 2004, there was $3 million in borrowings under the Subordinated Loan Agreement. The loan was paid off in April 2004.

In April of 2004, the Company entered into agreements to sell 85% of the bond collateral and notified the debt holders of its intention to redeem underlying CMO debt. Accordingly, $90 million of CMO bond liabilities have been reclassified to short-term debt.

Note 9.  Debt Related to Securitizations, net

The components of the long-term debt at March 31, 2004 and December 31, 2003, along with selected other information are summarized below (dollars in thousands) (unaudited):

	Pending Redemption
	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	Total Pending Sale	CMO/FASIT 1998-1 Securitization	Total Debt Related to Securitizations, Net
At March 31, 2004
Debt related to securitization	$6,154	$29,215	$43,067	$12,066	$90,502	$20,078	$110,580
Capitalized costs on long-term debt	(26)	(1)	(232)	(146)	(405)	—	(405)
Total long-term debt	$6,128	$29,214	$42,835	$11,920	$90,097	$20,078	$110,175

Weighted average financing rates	2.17%	1.14%	3.32%	1.73%	2.34%	2.04%	2.29%

At December 31, 2003
Debt related to securitization	$7,182	$33,012	$51,594	$16,753	$108,541	$22,229	$130,770
Capitalized costs on long-term debt	(30)	(1)	(267)	(177)	(475)	—	(475)
Total long-term debt	$7,152	$33,011	$51,327	$16,576	$108,065	$22,229	$130,295

Weighted average financing rates	2.24%	1.29%	3.33%	1.82%	2.43%	2.14%	2.37%

Note 10. Stock Option Plans

As of March 31, 2004, shares of common stock were reserved for issuance under the Company’s option plans as follows (unaudited):

	1997 Stock Incentive Plan	1997 Stock Option Plan	1997 Employee Stock Purchase Plan	1997 Outside Director Stock Option Plan	Total

Total Options Authorized at 1/1/2004	315,200	1,474,800	20,000	210,000	2,020,000
Total Options Issued	284,800	1,380,925	—	210,000	1,875,725
Options Reserved for Issuance	30,400	93,875	20,000	—	144,275

Stock option activity during the quarter ending March 31, 2004 was as follows (unaudited):

	Number of Options	Weighted-Average Exercise Price

Balance at December 31, 2003	1,768,100	$7.96
Granted	96,609	8.32
Forfeited	(20,208)	5.17
Exercised	(6,920)	4.70
Balance at March 31, 2004	1,837,581	$8.03

At March 31, 2004, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.84 years. The weighted average exercise price of exercisable outstanding options was $7.36.  The table below shows options and prices for all outstanding options at March 31, 2004 (unaudited):

Option Exercise Price Range	Vested	Unvested	Number of Options

$1.75 to $3.00	109,143	85,357	194,500
$3.01 to $5.00	212,590	298,035	510,625
$5.01 to $7.50	313,700	48,000	361,700
$7.51 to $10.00	101,800	154,200	256,000
$10.01 to $12.50	286,675	2,625	289,300
$12.51 to $15.00	263,600	—	263,600
	1,287,508	588,217	1,875,725

The per share weighted-average fair value of stock options granted between January 1, 2004 and March 31, 2004 was $2.48 (see Note 2) on the dates of grant using the Black-Scholes option-pricing model, applied using the following weighted-average assumptions (unaudited):

March 31, 2004
Expected dividend yield	0.00%
Risk-free interest rate	2.80%
Expected volatility	27.78%
Expected life (years)	5

Note 11.  Business Segments

The Company reports its financial results in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business. The Mortgage Banking Business originates home mortgage loans through a network of mortgage loan brokers. These mortgage loans are subsequently sold to financial institutions. The Mortgage Asset Portfolio Business segment manages a portfolio of mortgage loans pledged as collateral for CMO debt.

The accounting policies of the segments are the same as described in Note 2, “Summary of Significant Accounting Policies and Practices.” The Company evaluates the performance of its business segments based on income before income taxes. Expenses under the direct control of each business segment and the expense of premises and equipment incurred to support business operations are allocated accordingly, by segment.

The table below reflects the total assets at March 31, 2004 and 2003, and the capital expenditures for three-month periods ending March 31, 2004 and 2003 (in thousands) (unaudited):

	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments

Total assets as of March 31, 2004	$541,579	$155,481	$697,060
Total capital expenditures for the three months ending March 31, 2004	$485	—	$485

Total assets as of March 31, 2003	$512,313	$255,966	$768,279
Total capital expenditures for the three months ending March 31, 2003	$526	—	$526

The tables below reflect the year-to-date income statement activity by segment for the three-month periods ending March 31, 2004 and March 31, 2003:

AmNet Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations by Business Segment, (unaudited)

(in thousands)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2004
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments

Revenues
Gain on sales of loans	$15,515	$—	$15,515
Derivative financial instruments and market adjustments
Derivative financial instruments—forward commitments and options	(5,487)	—	(5,487)
Market adjustment on interest rate lock commitments	(1,157)	—	(1,157)
Total derivative financial instruments and market adjustments	(6,644)	—	(6,644)
Interest on mortgage assets	5,013	1,628	6,641
Other income	80	216	296
Total revenue, net of derivative financial instruments and market adjustments	13,964	1,844	15,808
Expenses
Employee compensation and benefits	11,700	142	11,842
Interest expense	2,346	895	3,241
Office and occupancy expense	836	—	836
Gain on sale of real estate owned, net	—	(259)	(259)
Valuation adjustment-bond collateral	—	4,428	4,428
Professional fees	912	123	1,035
Other operating expenses	4,088	165	4,253
Total expenses	19,882	5,494	25,376
Loss before income taxes	(5,918)	(3,650)	(9,568)
Income tax benefit	(2,378)	(1,518)	(3,896)
Net loss	$(3,540)	$(2,132)	$(5,672)

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2003
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments

Revenues
Gain on sales of loans	$20,209	$—	$20,209
Derivative financial instruments and market adjustments
Derivative financial instruments—forward commitments and options	(52)	—	(52)
Market adjustment on interest rate lock commitments	(2,159)	—	(2,159)
Total derivative financial instruments and market adjustments	(2,211)	—	(2,211)
Interest on mortgage assets	5,902	3,344	9,246
Other income	17	198	215
Total revenue, net of derivative financial instruments and market adjustments	23,917	3,542	27,459
Expenses
Employee compensation and benefits	9,145	339	9,484
Interest expense	2,674	1,539	4,213
Office and occupancy expense	566	—	566
Provision for loan losses	—	919	919
Gain on sale of real estate owned, net	—	(184)	(184)
Professional fees	1,090	315	1,405
Other operating expenses	3,495	258	3,753
Total expenses	16,970	3,186	20,156
Income before income taxes	6,947	356	7,303
Income tax (benefit)	1,826	(6,679)	(4,853)
Net income	$5,121	$7,035	$12,156

Note 12.  Income Taxes

During 1997, the Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As a result of this election, the Company was not, with certain exceptions, taxed at the corporate level on the net income distributed to the Company’s shareholders. On July 19, 2002, the shareholders of the Company approved two proposals that allowed for the conversion of the Company from a REIT to a fully taxable entity. On February 7, 2003, the Company filed a notice with the Internal Revenue Service of its decision to de-REIT, effective beginning January 1, 2003.

As a result of the conversion to fully taxable status, an income tax benefit and related deferred tax asset of $6.7 million, after valuation allowance, was recorded in 2003.  The deferred tax asset has been and will continue to be reduced by realization of income tax provisions over time.  In addition, the Company recorded an assumed income tax benefit for the three months ended March 31, 2004 of $3.9 million as a result of a pretax loss of $9.6 million.  This benefit was calculated based on an assumed income tax rate of 41% for 2004.

Note 13.  Commitments and Contingencies

Lease Commitments

The Company rents certain premises and equipment under non-cancelable operating leases expiring at various dates through the year 2008. Rental expense under such leases is included in office and occupancy expense, and other operating expenses. Lease costs totaled $913 thousand in the quarter ending March 31, 2004 and $615 thousand in the quarter ending March 31, 2003. Future minimum lease payments under these leases as of March 31, 2004, are as follows (dollars in thousands) (unaudited):

Year ending March 31:
2005	$3,533
2006	2,594
2007	1,150
2008	703
2009 and thereafter	381
$8,361

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Such statements use the words “expect,” “will,” “may,” “anticipate,” “goal,” “intend,” “seek,” “believe,” “plan,” “strategy” and derivatives of such words. Forward looking statements in this report include those statements regarding:

•                                          the percentage of interest rate lock commitments that will likely result in mortgage loan fundings;

•                                          our expectation of being able to renew, increase and syndicate our warehouse borrowing facilities;

•                                          the expectation that AmNet Sub’s primary source of revenues will be interest income, gains on sales of loans, net of gains or losses on derivative financial instruments;

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

•                                          our expectations surrounding our cash requirements, expenses, cash flow from operations, the sufficiency of our capital base, the sufficiency of our cash reserves and our sources of liquidity, including our ability to maintain our warehouse lending facilities and the factors we expect to affect our ability to do so;

•                                          the expected adequacy of our various reserves;

•                                          our intention to expand operations in 2004 and the expected costs of doing so;

•                                          our intention to continue to try and hedge against market fluctuations in interest rates and protect profit margins on our loan pipeline and loans, the instruments we intend to use and the expected inverse relationship of gains on hedging to margins on loan sales;

•                                          the expected correlation of our profitability to loan origination volume;

•                                          the anticipated impact from the adoption of SAB 105;

•                                          management’s expectations regarding an appeal by Loan City of a verdict in favor of the Company;

•                                          our belief that we will continue to qualify for correspondent lending programs and its ability to find alternative buyers for loans it originates;

•                                          the expected concentration of our loans in California;

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

•                                          our expectations regarding the sale of a substantial portion of our mortgage asset portfolio, our uses of cash there from, and the impact on our operations;

•                                          our expectations regarding a return to profitability;

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

These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statements. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements.  Some of the most significant risks that we face that could harm our future operating results or prevent us from meeting out goals and objectives are the following:

•                  We are expanding our business operations and increasing our fixed expenses in a contracting market.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our increased level of expenses.

•                  We sell a substantial portion of our loans to two of our competitors.  If our competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms.  In either case, this could reduce our revenues and earnings.

•                  We are dependent on our warehouse lending facilities to operate our business.  We must maintain, renew or replace our warehouse lines of credit in order to continue to fund loans.  Although we are currently out of compliance with three of our lenders, and we believe we are in good standing with our warehouse lenders and have obtained waivers. We do not expect any negative impact from our non-compliance, however, any future reductions or restrictions in our warehouse capacity would reduce the volume of loans that we could fund and would therefore reduce our revenues and earnings.

•                  A large portion of the loans we fund are concentrated in California and therefore our results are subject to adverse economic conditions in California.

•                  Our hedging strategies may not be successful in mitigating our risks associated with interest rate changes.  In particular, for new loan products with shorter terms and loan products with adjustable rates, hedging strategies may not be effective at certain times.

•                  In anticipation of the sale of a substantial portion of our existing mortgage asset portfolio, we have notified bond holders of our intent to redeem related bonds.  If we do not complete this sale, a disruption may occur in our planned retirement of bond debt while we arrange alternative short-term financing and our costs of carrying these assets could increase significantly.

Other factors that may impact our results, include but are not limited to, general economic conditions, the world political climate, unexpected expense increases, overall interest rates, volatility in interest rates, the shape of the yield curve,  changes in accounting rules or their application, changes in the margins for gains on sale of originated loans, changes in the demand of mortgage brokers for our loan products and services or of loan purchasers for originated loans, increases in prepayment rates and default rates, changes in the requirements of correspondent loan programs or our ability to meet such requirements and changes in our anticipated cash requirements. These and other risk factors that could cause actual results to differ materially are set forth in more detail in this item under the heading “Business Risk Factors.”

Introduction

Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to fundamentally shift our strategic direction to mortgage banking. We began implementation in 2001 by forming AmNet Sub to engage in mortgage banking activities. In order to more closely align our name with our activities, we changed our name from American Residential Investment Trust, Inc. to AmNet Mortgage, Inc., as of May 5, 2004. Effective January 1, 2002 we began reporting our financial results in two segments the Mortgage Banking Business and the Mortgage Asset Portfolio Business.

Our mortgage banking segment originates mortgage loans predominately to prime quality borrowers secured by first trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (27.6% of loans originated in the first three months of 2004); however, we do business on a nationwide basis. We sell the loans that we originate to institutional purchasers on a servicing-released basis.

We use a dedicated sales force to offer our loan products to approved wholesale mortgage brokers, who refer their clients’ loans to us for underwriting and funding. Loans meeting our underwriting criteria are generally approved and funded at our regional underwriting loan centers. Our headquarters office performs various functions through multiple departments including establishment of policy, risk management, secondary marketing, and loan delivery to investors, finance, accounting, administration, marketing, human resources, and information technology.

Our mortgage banking operations represented 88.3% of our revenue for the three months ended March 31, 2004. During the first three months of 2004, two branch offices and two regional offices were opened for a total of twenty-six. As of March 31, 2004, we operated twenty-six loan offices around the continental United States of America. The number of employees company-wide decreased from 648 to 646 employees during the quarter.

We borrow funds under our warehouse credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing-released basis. Currently we have four warehouse facilities that enable us to borrow up to an aggregate of $1.4 billion. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loan, and must comply with various lender covenants restricting, among other things, the absolute level of leverage and minimum levels of cash reserves.

We generate revenue in our Mortgage Banking Business segment three principal ways:

•                                          Interest income. From the time we fund a loan until the time we sell the loan, we earn interest on the loan, which is paid by the borrower. The interest that we earn is partially offset by the interest we pay under our warehouse credit facilities used to finance our mortgage originations.

•                                          Gain on loan sales. Loan rates, fees and discount points are set based on our targeted gain on sale. This is referred to as our pricing margin. We currently sell the loans that we originate to institutional purchasers, on a servicing-released basis, for cash. We record the difference between the sale price of loans that we have sold and our cost to originate the sold loans as gain on loan sales revenue. We recognize revenue at the time that we complete the loan sale, which is generally when we receive loan sale proceeds from the purchaser.  Gain on loan sales also includes fees we charge for loan origination such as underwriting fees, loan document preparation fees and wiring fees.

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

The expenses in our Mortgage Banking segment include directly variable costs such as commissions, loan expenses, contract labor, and fixed overhead expenses such as personnel, rent, supplies and utilities.

We have continued to generate revenues and expenses from our Mortgage Asset Portfolio Business. However, we expect that revenues and expenses from this segment of our business will decline in the second quarter of 2004 due to the anticipated sale of the majority of the portfolio assets in May, 2004.

Our 1st Quarter 2004 Highlights (Executive Overview)

Our operating results for the first quarter of 2004 were dominated by the following:

•                  Based on a decision to liquidate the majority of its remaining portfolio, we entered into a purchase and sale contract to sell mortgage assets, and intend to use a portion of the proceeds to redeem all of the related collateralized long-term debt. Accordingly, as of March 31, 2004, we reclassified certain mortgage portfolio assets as held for sale. Prior to that time, these assets were classified as held for investment. The reclassified mortgage assets were loans and REO representing the bond collateral for CMO/REMIC 1999-A, CMO 1999-1, CMO 1999-2, and CMO/REMIC 2000-2.  As a result of the reclassification from held for investment to held for sale, it was necessary for us to value these assets at the lower of cost or market. It was determined that the market value of the assets was lower than the carrying value and a valuation impairment of $4.4 million was recorded at March 31, 2004. Consequently, the Mortgage Asset Portfolio segment reported a pretax loss of approximately $3.7 million for the three months ended March 31, 2004. Upon expected completion of the sale in May of 2004, there will be additional losses of up to $400 thousand of debt issuance cost which will be recorded in the second quarter of 2004. The exact sales price and related expenses are subject to due diligence being completed by the buyers of these portfolio assets.

•                  Our Mortgage Banking segment funded approximately $1.9 billion in loan volume for the period while funding for the same period in 2003 was $2.1 billion.  This represents a decline of approximately 10% from the first quarter of 2003 production. Interest rates declined during the first quarter of 2004 from 5.85% to 5.40% per Freddie Mac rates for thirty year fixed rate mortgages. Generally, demand for loans increased beginning in mid-February due to both lower interest rates and increased purchase activity. The graph below indicates monthly loan production comparison between the first quarters of 2004 and 2003.

•                                         Loan sales volume totaled $1.6 billion, with revenues of $14.0 million. This revenue was not sufficient to cover variable and fixed expenses totaling $19.9 million for the mortgage banking segment.

•                                          Our tax benefit reduced our first quarter operating loss by 41%.  As we anticipate a return to profitability in the remainder of 2004, we expect to utilize this tax benefit related to the pretax loss of $9.6 million.

•                                          Cash and cash equivalents decreased by $16.8 million during the first quarter of 2004. Key factors in this decline include; operating losses totaling $3.9 million; a reduction of accrued taxes and bonuses; increases in other assets; and an increase in total cash investment in mortgage loan inventories totaling $6.5 million.

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

We believe that estimates and assumptions are important factors in the portrayal of our financial condition and results of operations. Our critical accounting policies that require management’s most subjective judgments include the following:

• Derivative hedging activities/determination of fair values

• Income taxes and benefits

• Allowance for loan losses – bond collateral mortgage loans

• Amortization of premiums on bond collateral loans

• Loan loss reserves – mortgage loans held for sale

Please refer to the Company’s Form 10-K for the year ending December 31, 2003, for a detailed discussion of these policies.

Management’s Financial Analysis

A registrant, or a person acting on its behalf, shall not make public a non-GAAP financial measure that, taken together with the information accompanying that measure, contains an untrue statement of a material fact or omits to state a material fact necessary in order to make the presentation of the non-GAAP financial measure, in light of the circumstances under which it is presented, not misleading.

Gross Margins - The Mortgage Banking segment generates gain on the sale of loans.  These gains are a function of the volume of loans sold in the period, and the value of the loans at the time these loans are committed for sale to an investor.  We also generate gains and losses on the derivative financial instruments that we acquire to hedge our gain on sale of loans.  We consider our gross margin to be the sum of our (i) gain on sale of loans and (ii) total derivative financial instruments and market adjustments.  This sum expressed as a percentage of our loan sales volume is our gross margin percentage.

When we develop the pricing of our loans, we incorporate a target gross margin percentage that we expect to obtain.  We then provide rate lock commitments to borrowers based on that pricing and the related target gross margin percentage.  However, if interest rates increase between the time we make a rate lock commitment and commit a loan for sale, then the market value of the loan would be reduced and we would not achieve our target margin percentage.  Accordingly, we acquire derivative financial instruments to hedge or protect our target margins from interest rate movements.  We hedge our loans from the time of a rate lock commitment to the time the loan is committed for sale to an investor.

If our hedging is effective, as the value of our pipeline and our loans goes down and we record a lower gain on sale, our hedge instruments go up in value to offset the reduced gain.  Alternatively, as the value of our pipeline and our loans goes up, we record a higher gain on sale but the higher gain is offset by a loss on our hedges.  Accordingly, if we successfully hedge our pipeline and our loans, the gross margin percentage that we ultimately earn will be close to our target gross margin percentage and we will not be significantly impacted by interest rate changes.  In order to evaluate the effectiveness of our hedging program, management believes that it is important to evaluate our gross margins and then compare our actual gross margin percentage against our target gross margin percentage.

Net Interest Income - We earn interest income and incur interest expense in both segments of our operations. In the Mortgage Banking Business, we earn interest on a loan from the date the loan is funded until final disposition of the loan sale. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held. To the extent we fund loans with borrowings under our warehouse facilities, we record interest expense based on the same factors. Similarly, in the Mortgage Asset Portfolio Business, we generate revenue from the interest we receive on the mortgage loans we hold for investment and we incur interest expense on the borrowings used to fund our loan portfolio.

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

Fixed and Variable Operating Expenses –  For the same reasons described above the explanation of expenses includes a discussion of our operating expenses, which excludes interest expense. Because certain other expenses we incur in the Mortgage Banking Business, such as commissions and contract labor, also vary with the volume of AmNet Sub’s loan originations, management believes that it is important in understanding this business to consider the variable and the fixed expenses separately. Accordingly, we have included an estimated breakdown between variable and fixed amounts for each category of our operating expenses. Management believes that this will enable a better understanding of our results and the likely impact in the future of changes in our origination volumes.

Results of Operations

Three Month Results

Mortgage Banking Business

Our Mortgage Banking Business recorded an after tax loss of $3.5 million for the three-month period ending March 31, 2004 as compared to an after tax gain of $11.8 million in 2003 for the same period. These results were due in large part to (i) a 17% decrease in loan sales volume reflecting a contracted overall mortgage loan origination marketplace from 2003; (ii) decreased margin on loan sales; (iii) increased expenses as we continue to expand regional and branch offices; and (iv) significant tax benefits realized in 2003.

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003		2004 Increase (Decrease)
	Amount Income (Expense)	Basis Points	Amount Income (Expense)	Basis Points	Amount	Basis Points
	($ amounts in 000’s) (unaudited):
Loans Sold, Net	$1,641,555	—	$1,982,410	—	$(340,855)	—

Revenues:
Premiums	38,742	236.01	43,400	218.92	(4,658)	(17.09)
Broker Fees	4,182	25.48	5,703	28.77	(1,521)	(3.29)
Mortgage Broker Premiums	(23,653)	(144.09)	(24,958)	(125.90)	1,305	(18.19)
Premium Recapture and Loan Loss Provisions	(1,325)	(8.07)	(1,468)	(7.41)	143	(0.66)
Deferred Origination Costs	(2,431)	(14.81)	(2,468)	(12.45)	37	(2.36)
Gain on sales of loans	$15,515	94.52	$20,209	101.95	$(4,694)	(7.43)
Less: Derivative financial instruments and market adjustments	(6,644)	(40.47)	(2,211)	(11.15)	(4,433)	(29.32)
Gain on Sale of loans, after derivative financial instruments and market adjustments (“gross margins”)	$8,871	54.04	$17,998	90.79	$(9,127)	(36.75)
Interest on mortgage assets	5,013	30.54	5,902	29.77	(889)	0.77
Other income	80	0.49	17	0.09	63	0.40
Total revenue (Mortgage Banking segment)	$13,964	85.07	$23,917	120.65	$(9,953)	(35.58)

Gain on the sales of loans decreased for the quarter ended March 31, 2004, primarily due to our decrease in volume of loan sales and narrower margins. For the first quarter of 2004 loan sales were $1.6 billion, while first quarter of 2003 loan sales were $2.0 billion. Our gain on the sale of loans was made up of a combination of various account categories which are summarized in the chart above, and quantified in basis points to loan sales volume. Premiums represent the price at which we sell the loans to investors in excess of the principal balance of loans sold. Broker fees represent various charges to brokers for services rendered which are deferred and recognized as part of the gain on the sales of the loans. Premiums and borrower fees are offset by capitalized (deferred) loan origination costs. The largest deferred cost associated with loan production is broker premiums, or yield spread premiums. Other offsets to gain on sale include (i) loan premiums repaid to investors (“premium recapture”) and loan loss provisions and (ii) deferred origination costs, which are recognized at the time of loan sale. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. We sell a substantial portion of our loans to two of our competitors.  If our competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms.  In either case, this could reduce our revenues and earnings.

The use of derivative financial instruments is a key to protecting our profit margins between the time a loan is locked and when the loan is sold to an investor. We use forward sales of mortgage backed securities (TBA) and options on forward sales of mortgage-backed securities as our primary hedging instruments. Due to declines in mortgage interest rates during the first quarters of 2004 and 2003, we recorded net losses on derivative financial instruments of $6.6 million and $2.2 million, respectively, but had offsetting, higher than expected gains on sales of loans. During the first quarter of 2004, we continued with the same strategy of using forward sales of mortgage-backed securities and options on mortgage-backed securities.

Our gross margins were $8.9 million for the three months ended March 31, 2004, a decline of $9.1 million from $18.0 for the comparable period in 2003.  Loan sales volume declined $341 million. This decline was a major contributor in our reduction in gross margins. The remaining decline was due to the lower overall gross margins that resulted from lower pricing due to competitive pressures.  Premium recapture and loss provisions are comparable between quarters.

Comparison between first quarter of 2004 and first quarter of 2003 shows a decline in our margin rate from 91 basis points to 54 basis points.  While the market conditions were extremely favorable in the first quarter of 2003, the competition for broker referrals was more difficult in the later part of 2003 and first quarter of 2004, causing us to substantially reduce our target gross margin percentages in January and February in order to remain competitive. The competitive pricing pressures subsided in late February allowing us to increase our target margin percentages for the remainder of the quarter. Our actual gross margin percentages in each quarter were close to our target margin percentages and accordingly, we believe that our hedging program was successful in protecting profit margins on our loan originations in both quarters.  However, our hedging strategies may not be successful in mitigating our risks associated with interest rate changes in future periods. In particular, for new loan products with short terms, and loan products with adjustable rates, hedging products may not be effective at certain times.

We recorded interest income of $5.0 million for the three months ended March 31, 2004. We earn interest on a loan from the date the loan is funded until final disposition. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent we fund loans with borrowings under our warehouse facilities, we record interest expense based on the same factors. Interest expense for the period was $2.3 million. The resulting net interest income earned on loan inventories was $2.7 million, representing 14 basis points on first quarter 2004 loan production of $1.9 billion. For the comparable period ended March 31, 2003 interest income was $5.9 million and interest expense was $2.7 million. This resulted in net interest earned of $3.2 million, representing 16 basis points on first quarter 2003 loan production of $2.1 billion.

Total expenses incurred in the Mortgage Banking Business for the three months ended March 31, 2004 were approximately $19.9 million. Operating expenses, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense and other operating expenses), were approximately $17.6 million for the three months ended March 31, 2004. For the comparable period ended March 31, 2003, there were approximately $17.0 million of total expenses of which approximately $14.3 million were operating expenses. The increase in operating expenses in 2004 was due to the ongoing expansion of our mortgage banking operations, which are comprised of regional loan production offices and headquarters operations. For the three months ended March 31, 2004, expenses included approximately $3.3 million in sales commissions, which vary in direct proportion with the volume of funded loans, or approximately 18 basis points (.18%) on $1.9 billion in funded loans. Operating expenses that were not directly variable totaled $12.2 million, or approximately 65 basis points (.65%), on $1.9 billion in funded loans in the first quarter of 2004. Total variable and fixed basis point operating expenses (which is a measurement of the cost per loan) increased for the three months ended 2004 (from 69 basis points in 2003 to 94 basis points in 2004). The operating cost per loan increased from $1,222 in 2003 to $1,649 per loan in the first quarter of 2004. The increased cost per loan in 2004 compared to the cost in the first quarter of 2003 shows that the reduced loan production in the first quarter of 2004 also reduced efficiency due to a larger branching system (over capacity in some branches) and higher headquarter overhead.

The table below provides the relationship between estimated fixed, variable and total expenses for the three months ended March 31, 2004 and 2003 (dollars in thousands) (unaudited):

2004 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses

Employee compensation and benefits	$3,827	$7,873	$11,700
Office and occupancy expense	—	836	836
Professional fees	150	762	912
Other operating expense	1,342	2,746	4,088
Total Operating Expenses	5,319	12,217	17,536
Interest Expense	2,346	—	2,346
Total Expenses	$7,665	$12,217	$19,882

2003 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses

Employee compensation and benefits	$4,343	$4,802	$9,145
Office and occupancy expense	—	566	566
Professional fees	254	836	1,090
Other operating expense	1,333	2,162	3,495
Total Operating Expenses	5,930	8,366	14,296
Interest Expense	2,674	—	2,674
Total Expenses	$8,604	$8,366	$16,970

As a result of a pretax loss of approximately $5.9 million in the first quarter of 2004, we recorded a tax benefit of  $2.4 million. The effective federal and state tax rate for this segment was estimated to be 41%. This income tax expense is expected to be realized in 2004 with a return to profitability and therefore the effective tax rate is anticipated to be approximately 41%.  In 2003, we had a combined federal and state effective tax rate of approximately 30% due to the realization of our operating loss carryforwards associated with our start-up operating losses.

Interest rate movements are difficult to predict, but it is recognized that interest rates on residential mortgages were historically low, and refinance demand was very strong during the later part of the first quarter of 2004. Revised projections by the Mortgage Bankers Association (April 2004) for mortgage loan originations for the remainder of 2004 indicate an increase in interest rates and a reduction of refinance demand over the next 3 quarters. Our financial projections for 2004 assume an increase in loan production over first quarter 2004 levels, principally due to an expectation of a larger sales force and continued market share penetration.  Increased loan production levels and management of overhead expenses are the keys to achieving profitability for the remainder of 2004. We are continuing our strategy of regional office expansion in metropolitan service areas we do not already serve and an increased number of account executives to capture market share in areas we do serve.  In summary, we are expanding our business operations and increasing our fixed expenses in a contracting market.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our increased level of expenses.

Mortgage Asset Portfolio Business

We held mortgage assets of approximately $137 million as of March 31, 2004, compared to $237 million as of March 31, 2003. This reduction is a result of prepayments due to favorable refinance rates and our decision not to replenish these assets.  For the three months ended March 31, 2004 the mortgage asset portfolio business generated a net loss of approximately $2.1 million as compared to a net income of approximately $7.0 million for the three months ended March 31, 2003.  The net loss in the three months ended March 31, 2004 was mainly due to the valuation adjustment on the bond collateral totaling $4.4 million in 2004 compared to no valuation adjustment in 2003. In 2003, we also realized significant one-time tax benefits due to recording an income tax benefit of $6.7 million.

Based on a decision to liquidate the majority of its remaining portfolio, we entered into purchase and sale contracts to sell mortgage assets, and intend to use a portion of the proceeds to redeem all of the related collateralized long-term debt. Accordingly, the assets pending sale have been reclassified as held for sale as compared to their previous classification as held for investment.  As a result of the reclassification it was necessary for us to value these assets at the lower of cost or market. It was determined that the market value of the assets was lower than the carrying value and a valuation impairment of $4.4 million was recorded at March 31, 2004. In anticipation of the sale of a substantial portion of our existing mortgage asset portfolio, we have notified bond holders of our intent to redeem related bonds. If we do not complete this sale, a disruption may occur in our planned retirement of bond debt while we arrange alternative short-term financing. Upon completion of the sale in May of 2004, there will be additional costs of up to $400 thousand of debt issuance cost which would be recorded in the second quarter of 2004.  The exact sales price and related expenses are subject to due diligence being completed by the buyers of these portfolio assets.

For the three months ended March 31, 2004, interest revenue was $1.6 million as compared to $3.3 million for the same period in 2003. The decline was due to the expected decline in the mortgage asset portfolio.

For the three months ended March 31, 2004, total expenses were $5.5 million. For the same period ending March 31, 2003, total expenses were $3.2 million.  The March 31, 2004 expense balance includes a valuation allowance of $4.4 million. Excluding the valuation allowance, the balance of $1.1 million represents a decrease from March 31, 2003.  The primary decreases included the following: interest expense decreased approximately $643 thousand as a result of the decrease of $96 million in outstanding debt; provision for loan losses decreased by approximately $919 thousand; and other operating expenses decreased approximately $94 thousand.

In the first quarter of 2003, AmNet Parent realized approximately $6.7 million in one-time tax benefits associated with its election to no longer be a tax-exempt REIT, and accordingly, net income for this segment is not comparable to the first quarter of 2004.

Liquidity and Capital Resources

General

Our sources of liquidity during the three months ended March 31, 2004 primarily consist of the following:

•                                          borrowings under our warehouse and other credit facilities;

•                                          revenues generated by our mortgage banking operating activities including interest, broker fees, loan sale proceeds and hedge proceeds;

•                                          excess interest spread in the Mortgage Asset Portfolio Business, net of repayments to servicers for past principal and interest advances on completed real estate owned dispositions.

Our primary cash requirements include:

•                                          funding our mortgage loan originations;

•                                          hedging losses;

•                                          interest expense under our warehouse facilities;

•                                          operating expenses, including commissions;

•                                          repayment of our borrowings; and

•                                          maintaining a “restricted cash” account, which includes amounts required to be held by certain warehouse line providers that may not be used in our operations or as equity for other warehouse lines of credit.

As our mortgage banking operations have grown and our mortgage asset portfolio has declined, our cash flow from investment activities has continued to decline in amounts and materiality.

Cash Generated By and Used In Our Operations

During the three months ended March 31, 2004, on a consolidated basis we had net negative cash flow of $16.8 million. The principal factors impacting our negative cash flow are:

•                  Net increases in our cash investment in loan inventories totaled approximately $6.5 million.  Our warehouse line lending agreements allow us to borrow from 96% to 99% of the lesser of par or market value for each mortgage loan. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded with equity capital. We typically have total cash invested totaling between 2% to 4% of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Should we increase the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, the cash reserves necessary to carry loan inventories will increase in direct proportion to the inventory held.

•                  Payments for consolidated cash expenses exceeded consolidated cash revenues collected by approximately $3.2 million.

In addition, we prepaid warehouse line facility fees and workers compensation premiums totaling $1.1 million, paid state taxes totaling $2.7 million (approximately  $2.5 million will be applied against future California corporate income taxes), had capital expenditures that totaled approximately $485 thousand, and paid 2003 accrued bonuses and incentives that totaled approximately $2.8 million.

We expect to generate a significant amount of cash in the second quarter from the sale of a majority of our mortgage asset portfolio; thereafter, we anticipate that our future liquidity will be predominantly impacted by the mortgage banking activity. In 2004 we will continue to expand our regional office presence in various metropolitan service areas.  New offices are expected to have a cash negative effect for a period of six to twelve months and our planned expansion will slow cash accumulation. We expect to originate $500 million to $1.5 billion per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We expect our loan inventories to grow in proportion to growth in funding volume, and consequently expect to make additional cash investments in loan inventories.  We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. Furthermore, we anticipate greater general and administrative costs associated with the operations of our Mortgage Banking Business.  We also intend to fund a newly authorized common stock share repurchase program approved by our Board of Directors. Share repurchase will be contingent on the completion of our pending mortgage asset portfolio sale. We are authorized to purchase up to 400,000 shares of our common stock which is approximately 5% of our shares currently outstanding. We intend to use cash reserves, borrowings under the warehouse facilities and approximately $25 million in cash flow generated by the sale of the majority of the mortgage asset portfolio, as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations. We are therefore dependent on significant levels of warehouse financing to help execute our mortgage banking strategy. Furthermore, we must originate minimum levels of loans to be profitable. See Business Risk Factors in Item 1. Management believes that our company has sufficient sources of liquidity at March 31, 2004 to meet anticipated business requirements for the foreseeable future.

Short-Term Debt

As of March 31, 2004, short-term debt consists of: $492 million of revolving credit lines (warehouse facilities) used to fund our lending activities, $3 million of senior subordinated secured revolving loan debt, and $90 million in bond debt reclassified from long-term debt to short-term debt as a result of the pending sale of bond collateral. As of March 31, 2004, mortgage loans held for sale totaling $511 million were pledged as collateral for the warehouse facilities. We are dependent on our warehouse lending facilities to operate our business.  We must maintain, renew or replace our warehouse lines of credit in order to continue to fund loans.  Our warehouse facilities consist of borrowings of $492 million with four financial institutions. At March 31, 2004, our maximum available borrowings combined, from these four financial institutions is $1.4 billion. These facilities typically advance 96% to 99% of the lesser of par or market value of the loans pledged as collateral. Such financing is currently provided primarily under (i) a 364-day secured mortgage warehousing revolving credit agreement, dated as of November 26, 2001, (the “Bank Credit Agreement”) and entered into by AmNet Sub, AmNet Parent and JPMorgan/Chase; (ii) a 364-day secured mortgage warehousing revolving credit agreement, dated as of March 28, 2002, (the “UBS Warburg Agreement”) and entered into by AmNet Sub and UBS Warburg Real Estate Securities Inc.; (iii) a 364-day secured mortgage warehousing revolving credit agreement, dated as of October 11, 2002, (the “Countrywide Agreement”) and entered into by AmNet Sub, AmNet Parent and Countrywide; and (iv) a 364-day secured mortgage warehousing revolving credit agreement, dated as of September 15, 2003, (the “GMAC Agreement”) and entered into by us, AmNet Sub and GMAC. These warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of our Company. As a direct result of the Company's expected first quarter net loss, at March 31, 2004, the Company was out of compliance with certain of its warehouse lending agreements. The Company was out of compliance with earnings covenants in its JPMorgan Chase Bank and Countrywide Warehouse Lending agreements and with a net worth covenant in its Residential Funding Corporation agreement. The warehouse providers each waived the covenants for which the Company was out of compliance. The Company believes it is in good standing with its warehouse providers and is in the process of renegotiating warehouse lending covenants and increasing warehouse loan limits. Although we do not expect any negative impact from our non-compliance. However, any future reductions or restrictions in our warehouse capacity would reduce the volume of loans that we could fund and would therefore reduce our revenues and earnings.

In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bore an interest at 12% and as of March 31, 2004, there was $3 million in borrowings outstanding. The loan was paid off in April 2004 and the Subordinated Loan Agreement was cancelled.

In April of 2004, the Company entered into agreements to sell 85% of the mortgage portfolio assets. Although the transactions are not expected to be completed until May of 2004, we have reclassified approximately $90 million of our long-term debt to short-term debt as a result of a pending sale. The Company intends to extinguish all of reclassified short-term debt during the second quarter of 2004, using proceeds from its expected sale of the mortgage loan and real estate owned bond collateral.  The Company has notified the bond trustees of its rights and intentions to call these debt obligations.  Should the bond collateral not be sold, the Company intends to obtain short-term financing to redeem the bonds.

Long-Term Debt—Non Recourse Mortgage Backed Notes

Our long-term debt consists of CMO/FASIT 1998-1 mortgage-backed notes, which are collateralized by Bond Collateral Mortgage loans and bond collateral real estate owned. Obligations under the mortgage-backed notes are payable solely from the proceeds from the bond collateral and are otherwise non-recourse to our Company.

Rate Lock Commitments to Borrowers and Commitments to Sell Loans

In the ordinary course of business, we make rate lock commitments to borrowers which obligate us to fund mortgages at set interest rates. The values of the underlying loans, and thus our expected gain on the subsequent funding and sale of these loans, may be impacted by subsequent changes in market interest rates. Accordingly, we attempt to protect (or hedge) our pricing margins by utilizing forward sales of mortgage-backed securities (“TBAs”) and options on TBAs. The hedges typically increase or decrease in value in correlation to offsetting decrease or increases in the value of the loans. As loans fund, we sell or assign our hedges and enter into mandatory loan sale commitments with our correspondent investors.

The following table summarizes our rate lock commitments and our commitments to sell mortgage-backed securities and mortgage loans (dollars in thousands) (unaudited):

	3/31/04	3/31/03
Commitments to originate loans at set interest rate	$1,593,112	$1,204,749
Forward sales of mortgage-backed securities (TBA and options on TBAs)	1,252,500	1,006,500
Mandatory commitments to sell mortgage loans held for sale	196,672	262,291

For the purposes of hedging our interest rate exposure on our pipeline, we make various assumptions to estimate the rate lock commitments which will not close (fallout ratio). The fallout ratio is applied to the total pipeline to arrive at the net exposure to interest rate changes in the market. The pipeline, after applying the fallout ratio, amounted to $884 million and $746.4 million at March 31, 2004 and 2003, respectively. The loans expected to close and loans not committed for sale are hedged utilizing forward sales of mortgage-backed securities and options. Some of these commitments will ultimately be denied by our Company or declined by the borrower, and therefore, the commitment amounts do not necessarily represent future cash requirements.

Lease and Long-Term Debt Commitments

In order to better understand our future obligations under our leases and long-term debt agreements, the table below shows our expected future payments for these debt instruments.

	Payments Due by Period
Contractual Obligations as of March 31, 2004	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands) (unaudited)

Long-Term Debt	$20,078	$9,683	$5,592	$2,093	$2,710
Operating Leases	8,361	3,533	3,744	1,084	—
Total	$28,439	$13,216	$9,336	$3,177	$2,710

Long-term debt is in the form of bonds which are directly tied to bond collateral (assets) and are in the form of mortgage loans. As a result of the sale of approximately 85% of our portfolio, we project payment of the sale portion of our long-term debt to be paid within one year.

Business Risk Factors

Risks Associated with Our Mortgage Banking Business

We Have a Limited Operating History in the Mortgage Origination Industry, Which Makes it Difficult to Evaluate Our Current Business Performance and Future Prospects

Our Company was formed in 1997 and operated as a mortgage REIT (mortgage portfolio investment) until the fourth quarter of 2001, at which time we began originating and selling residential mortgages (mortgage banking). As a result, comparisons between financial performance in current quarters and past quarters may not be helpful in evaluating our current performance or our future prospects. The market for mortgage originations have been dominated by refinances during 2002 and 2003. While our executive officers have extensive mortgage origination and mortgage banking experience, and have hired experienced personnel in our mortgage banking subsidiary, there are a significant number of risks and uncertainties inherent in the mortgage origination industry, primarily due to the limited operating history of the Company’s mortgage banking activities.

We Expect Our Fixed Operating Expenses to Continue to Increase, Which May Adversely Affect Our Results of Operations

Our mortgage banking business had a net loss of approximately $3.5 million (after income tax benefits) for the three month period ended March 31, 2004. These losses were primarily attributable to a decline in loan funding volumes and revenues and higher overhead expenses as compared to the same period in 2003. We expect to incur additional costs and expenses related to the expansion of our branching system and the opening of new regional underwriting centers. If this expansion does not result in adequate revenues, our financial performance will suffer. We must generate approximately $700 million to $900 million in sales volume per month, depending on pricing margins achieved, to meet our expense obligations. We are expanding our business operations and increasing our fixed expenses in a contracting market.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our increased level of expenses.  See “Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations.”

We May Not Be Able to Effectively Manage the Growth of Our Business

Over the past three years, we have experienced rapid growth. In the beginning of 2001, we had approximately 20 employees. As of March 31, 2004, we had approximately 646 employees. Many of these employees have very limited experience with us and a limited understanding of our systems. Many of our financial, operational and managerial systems were designed for a small business and have only recently been upgraded or replaced to support larger scale operations. If we fail to manage our growth effectively, our expenses could increase, negatively affecting our financial results.

Expanding Our Market Presence and Market Share in the Face of a Contracting Market May Not Be Successful

The origination market was $3.8 trillion in 2003 due to low interest rates which were spurred by both strong home sales and refinance demand. In 2004, the origination market is expected to contract to $2.6 trillion. Competitiveness will increase in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We are embarking on a business strategy which will increase our present number of regional and satellite offices from twenty-six at March 31, 2004 to thirty offices (or more) by the end of 2004, and we hope to increase our sales force in order to increase our share of the overall market. There can be no assurance that this strategy will be successful in the face of stiffening competition amid a contracting marketplace.

Competition in the Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

Our success in the mortgage banking strategy depends, in large part, on our ability to originate loans in sufficient quantity such that the gain on sales of loans net of hedge costs are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling loans, we compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating residential 1-4 unit mortgages, many of which have greater financial resources than us. We also face competition from companies already established in these markets. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market was $3.8 trillion in 2003 due to strong home sales, low interest rates and strong refinance demand. In 2004 the origination market is expected to contract to $2.6 trillion. Competitiveness will increase in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that variety and the competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even as overall market for mortgages declines; however, there can be no assurance that we will be able to successfully and profitably compete.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Sustain Profitable Operations

We have made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support our loan origination business. At March 31, 2004, lease commitments for headquarter and regional offices totaled approximately 144,800 square feet. There were 646 employees. In order to achieve profitability, our monthly loan sales volume must be approximately $700 to $900 million, such that the expected revenues associated with this loan production exceed fixed and variable overhead costs. Since our revenues are tied directly to the level of loan production and subsequent sale, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. During the first quarter of 2004, interest rates fell, and loan originations increased to the point of profitability in March, although the entire quarter was unprofitable. Interest rate movements are not easily projected and may adversely affect financial results in the future. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted.

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

Our Financial Results Fluctuate As a Result of Seasonality and Other Timing Factors, Which Makes It Difficult To Predict Our Future Performance and May Affect the Price of Our Common Stock

Although the refinance portion of our mortgage broker business is not seasonal, our purchase business is generally subject to seasonal trends. During 2003, our refinance business grew to 90% of our activity. In 2004, as we return to normal markets and purchase and refinance activity become more equal, seasonality will again become a significant factor in our business. Seasonality trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry.

Further, if the closing of a sale of loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be significantly depressed. If our results of operations do not meet the expectations of our stockholders and potential stockholders, the price of our common stock may decrease.

Contracting Mortgage Origination Market May Adversely Impact Our Business

According to the Mortgage Bankers Association, 2003 was a record year with $3.8 trillion in mortgage loan originations; however, 2004 is currently projected to be $2.6 trillion. This expected contraction is due to generally higher mortgage interest rates and a decline in the level of loan refinancings. We anticipate higher costs per loan and lower per loan revenue as a direct consequence of the expected market contraction and increased competition. Increased market share in existing markets and planned expansion into new markets may be insufficient to prevent an overall decline in results of operations. The growth of our business may also be adversely impacted due to general market contraction. We are expanding our business operations and increasing our fixed expenses in a contracting market.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our increased level of expenses.

Our Hedging Strategies May Not Be Successful in Mitigating Our Risks Associated With Interest Rate Changes

We use forward sales of mortgage loan securities (TBA) and options on mortage-backed securities ("MBS") which are classified as derivative financial instruments, to provide a level of protection against interest rate risks. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of our pipeline of rate lock commitments and loans not yet committed for sale. We cannot assure you, however, that our use of derivatives will offset all of our risk related to changes in interest rates. There have been periods, and it is possible that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the desired effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. If we poorly design strategies or improperly execute transactions we could actually increase our exposure to interest rate risk and potential losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

We offer loan programs of many terms, from thirty year fixed interest rate loans to one year adjustable loans. The hedging instruments used, on balance, correlate satisfactorily with the thirty and fifteen year loan programs. The hedging instruments used for our shorter term loan programs and adjustable interest rate loans have a somewhat lower correlation to changes in market interest rates than do thirty year term programs. Consequently, the design of our hedge strategy may not be effective at certain times and this occurrence could be amplified for these shorter term loan programs.

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

The value of the mortgage loans that we originate is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when we have committed to funding the loan (rate lock commitments) and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when we commit to sell, or sell the loans to third-party purchasers (uncommitted loans). These rate lock commitments and uncommitted loans are collectively referred to as our pipeline. To manage the interest rate risk of our pipeline, we continuously project the percentage of the pipeline loans we expect to close. Because projecting a percentage of pipeline loans that will close is especially difficult during periods of volatile interest rates, we cannot assure that our projections will be accurate. On the basis of such projections, we use forward sales of mortgage-backed securities (TBA) and options on

MBS, which are classified as derivative instruments. These “hedges” are designed to mitigate the adverse impact interest rate fluctuations have on the value of the pipeline. Our use of hedges is driven by our estimates as to the percentage of loans that will close, and therefore we cannot assure you that our use of derivative securities will offset the risk of changes in interest rates.

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

We Are Subject to Counterparty Risks on Loan Sale Commitments and Hedging Transactions

In connection with our mortgage loan sales, which involve the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, we may enter into forward sale of mortgage-backed securities (TBA) and options on MBS in connection with our hedging activities. We have credit risk exposure to the extent purchasers/sellers are unable to meet the terms of their forward purchase/sale contracts. As is customary in the marketplace, none of the forward payment obligations of any of our counterparties is currently secured or subject to margin requirements. We attempt to limit our credit exposure on forward sales arrangements on mortgage loans and mortgage-backed securities by entering into forward contracts only with institutions that we believe are acceptable credit risks, and which have substantial capital and an established track record in correspondent lending.  If counterparties do not perform, our results of operations may be adversely affected.

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

We currently have revolving warehouse borrowing facilities in place totaling $1.4 billion. These facilities enable AmNet Sub to fund up to approximately $1.6 billion on a monthly basis. In order to continue our operations, we must maintain, renew or replace warehouse lines of credit. There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to renew our current warehouse facilities with JP Morgan/Chase, UBS Warburg, Countrywide Warehouse Lending and RFC. Failure to renew facilities would limit our potential to fund loans and may adversely affect our financial results. Among the factors that will affect our ability to renew and expand our warehouse line borrowings are financial market conditions and the value and performance of our Company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs, under one agreement, the lenders under our other agreements could also declare a default. Any default under our credit facilities would have an adverse effect on our financial results.

As a direct result of the Company’s expected first quarter net loss, the Company was out of compliance with certain warehouse line covenants. Prior to the non-compliance, the warehouse providers each waived the covenants for which the Company was out of compliance, and management believes we are in good standing with these lenders. However, there can be no assurances that such waivers will be obtained in the event of ongoing losses, which would have a material adverse effect on our financial results.

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

We Sell a Substantial Portion of Loans We Originate to Competitors

We have warehouse line facilities with Countrywide. We also sell a portion of our loans to two of our competitors, Countrywide Home Loans, Inc., 68% in the first three months of 2004, and 16% were sold to Wells Fargo for the same time period. In addition, if either Countrywide or Wells Fargo changes its correspondent lending strategy or procedures, or stops purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms. We could also be forced to find other sources of warehouse line lending. Any of these results may have an adverse effect on our results of operations.

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

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California.

A large proportion of loans (27.6% of all loans closed for the three month period ended March 31, 2004) we fund are concentrated in California. Although we have expanded our operations on the East Coast of the United States, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent lenders for loans in California, potentially adversely affecting our results of operations and financial condition.

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

The Company is Beginning to Lend to Sub-prime Borrowers which May Adversely Affect Earnings

Beginning in March of 2004, the Company began lending to sub-prime borrowers. Credit risks associated with sub-prime mortgage loans will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loans and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor’s non-owner occupancy status with respect to the mortgaged property. We intend to add personnel in a centralized sub-prime underwriting and funding center to help mitigate the risks associated with these loans, however there can be no assurance that all sub-prime loans will be able to be sold to investors at a profit. If we are not successful, higher overhead incurred to produce these loans may not be covered by the income derived from sub-prime lending.

Our Estimate of Recourse Reserve is Difficult to Estimate Given Our Limited History in the Mortgage Banking Business

We began our Mortgage Banking segment in November of 2001. Mortgage loans we sell to investors provide for repurchase of loans which become delinquent within varying timeframes. Our limited history makes it difficult to assess the amount of recourse reserves which should be provided given these buy back arrangements. Therefore there is no assurance that our recourse reserves are adequate.

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

It is against our policy to engage in predatory lending practices, and we have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans. If we relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. The growing number of these laws, rules and regulations will likely increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

The Success and Growth of Our Business Will Depend Upon Our Ability to Adapt to, Implement and Maintain Technological Changes

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

We Must Attract and Retain Qualified Account Executives and Qualified Personnel to Produce Our Desired Level of Revenues

The Company relies on commissioned account executives to generate loan referrals from professional mortgage brokers. These account executives typically have established relationships with broker clients. The Company’s overall loan fundings are in direct proportion to the number of account executives, and as such, sustained loan production and market share growth are dependent on the successful retention and recruitment of the sales force. Similarly, the Company relies on the expertise of its employees in other facets of operations, including underwriting, capital markets, risk management, and finance and accounting. Given the dependency on the job market for qualified employees, to continue our growth poses the potential risk that the Company will not be able to attract and retain qualified employees.

Capital Shortages Could Impede the Ability to Execute Our Mortgage Banking Strategy

Our mortgage banking activities require a significant level of cash reserves and capital to support loan inventories and overhead exposure. Additionally, while we utilize warehouse credit facilities to fund our loan origination activity, we must invest cash equity in our loan inventories approximating 1% to 4% of the cost basis of these loans. While we believe our capital base, cash reserves and cash flow from the pending sale of a majority of our mortgage asset portfolio business and mortgage banking revenues will be sufficient to enable us to execute our mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring us to raise additional debt or equity capital or decrease or cease our origination activities

We Are Subject To Losses Due To Fraudulent Acts On The Part Of Loan Applicants, Employees or Mortgage Brokers

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

If We Are Unable to Maintain and Expand Our Network of Independent Brokers, Our Loan Origination Business Will Decrease

All of our mortgage loan originations come from independent brokers. Our brokers are not contractually obligated to do business with us. Many of our brokers have not been in business more than a few years. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which would significantly harm our business, financial condition, liquidity and results of operations.

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

Risks Associated with Our Mortgage Asset Portfolio Business

In April 2004, we entered into contracts to sell the majority of our bond collateral mortgage loans and bond collateral real estate owned. The sales are expected to close in May 2004, at which time we expect to redeem the vast majority of our long-term debt. As such, the Mortgage Asset Portfolio Business is not expected to have a material impact on the Company’s financial statements going forward. The risks associated with our mortgage asset portfolio business are outlined in our 2003 10K filed with the SEC on March 30, 2004. These risks will be substantially less material to the Company subsequent to the above mentioned portfolio sale and debt extinguishment.

If the Sale of the Majority of the Portfolio is not Completed, We will be Required to Obtain New Financing and Make New, Less Attractive, Sub-Servicing Arrangements

All of our issuances of CMO debt have provisions permitting us to redeem the debt when the remaining collateral has been paid down to various percentages of its initial amount. In certain of these issuances, the master servicer or trustee may elect to redeem the debt if we do not. Based on a contract for sale of the majority of our remaining bond collateral, we have formally notified the master servicers or trustees that we intend to exercise our call rights and redeem the bonds. We expect the portfolio sales to be completed in May of 2004, with simultaneous extinguishment of the bond liabilities. In the event that the portfolio sale is not consummated, in order to redeem the CMO bonds, we will be required to obtain new short-term financing and negotiate new sub-servicing arrangements. In such an event, our costs of carrying the assets could increase significantly.

If the Purchasers of the Portfolios Fail to Purchase all of the Bond Collateral, We May be Required to Sell it to Another Purchaser or Attempt to Enforce Remedies under Representations and Warranties Obtained from the Original Seller/Servicers Which May No Longer be Enforceable

In connection with their due diligence, the firms purchasing the majority of the remaining bond collateral may reject certain loans due to non-compliance with regulatory requirements in place at the time the loans were originated. If this is the case, we have protections under the representation and warranties provided by the original seller/servicers from which we purchased the loans, and we would expect to exercise these remedies.

However, to the extent any remaining collateral is so rejected by the firms purchasing the portfolio assets, the protections afforded by the representations and warranties obtained from the original seller/servicer may no longer be enforceable. Certain sellers/servicers may no longer be in existence or the passage of time may have rendered the claim for a breach uncertain. In this event, we would need to re-sell or refinance the collateral and potentially incur cost or losses in the disposition of these assets and potentially utilize cash recourses to carry these assets in the meantime.  Accordingly, while we expect net proceeds of the sale, after debt extinguishment, to be approximately $25 million in the second quarter of 2004, some delays may be incurred in receipt of the entire $25 million.

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

Mortgage Banking Business

Interest Rate Risk

Rate lock commitments and mortgage loans held for sale are subject to market price fluctuation until committed for sale. These fluctuations are primarily tied to changes in market interest rates and the relationship of short-term rates to long-term rates. In order to mitigate this risk, a variety of financial derivative instruments (including forward mandatory mortgage security sales (TBA) and options on TBA sales) are utilized to hedge or mitigate market price fluctuations. These instruments are classified as derivative financial instruments on our financial statements. Our hedge positions are continually adjusted based on routine and ongoing quantification of our risk, but hedges may or may not be fully successful in complete risk mitigation. In particular, our capital markets personnel must make estimates of the percentage of rate lock commitments expected to close under different interest rate changes. Losses on the sale of mortgage loans not offset by corresponding gains on hedge positions, or hedging activity not offset by corresponding gains on the sale of mortgages, could adversely impact results of operations and our financial position.

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

Other Risks

We are selling approximately 85% of our portfolio and retiring related debt. The sales are expected to be completed in May of 2004. If the buyers’ review of portfolio assets reveals inconsistencies, these sales could be changed or cancelled prior to completion. If we do not complete these sales, a disruption may occur in our planned retirement of bond debt while we arrange alternative short-term financing and our costs of carrying these assets could increase significantly. Our estimates of net proceeds and expenses could also be affected by these changes.

Sensitivity Analysis

The methods we have used in our sensitivity analysis have not changed significantly since December 31, 2003. However, because our Mortgage Asset Portfolio is no longer subject to interest rate risk, as described above, the impact from changes in interest rates on our bond collateral is significantly reduced.

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

			If Interest Rates Were To
	March 31, 2004		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$27,647	$27,647	$27,647	$27,647	$27,647	$27,647
Mortgage loans held for sale, net, pledged, (lower of cost or market)	510,524	514,631	508,055	518,844	501,291	522,968
Bond collateral and real estate owned (net, held for sale)	116,226	116,226	116,226	116,226	116,226	116,226
Bond collateral and real estate owned (net)	21,215	21,374	21,364	21,388	21,354	21,401
Total interest-earning assets	$675,612	$679,878	$673,292	$684,105	$666,518	$688,242

Interest-bearing liabilities:
Short-term debt	$495,292	$495,292	$495,292	$495,292	$495,292	$495,292
Short-term debt related to bond collateral held for sale	90,097	90,097	90,097	90,097	90,097	90,097
Long-term debt, net	20,078	20,078	20,078	20,078	20,078	20,078
Derivative financial instruments	205	205	(6,179)	5,061	(10,950)	11,213
Total interest-bearing liabilities	$605,672	$605,672	$599,288	$610,528	$594,517	$616,680

The following describes the methods and assumptions used by the Company in estimating fair values.

Cash and Cash Equivalents

The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market accounts and do not present unanticipated interest rate or credit concerns.

Mortgage Loans Held For Sale, net, pledged, (lower of cost or market)

The fair value is estimated based on quoted market prices from institutional investors for similar types of mortgage loans. A portion of mortgage loans held for sale are committed for sale under mandatory sale arrangements and as such are not re-valued for subsequent changes in interest rates.

Bond Collateral, Mortgage Loans and Real Estate Owned

The fair value of Bond Collateral is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans in the bulk mortgage market. Market prices reflect various assumptions as to prepayment rates, loan losses and financing costs.

The bond collateral held for sale is subject to contracts for sale which are expected to close in May 2004. Consequently, this asset is not revalued for subsequent changes in interest rates.

Derivatives

Fair values of forward sales of mortgage-backed securities and options on mortgage-backed securities are based on quoted market prices for these instruments. Fair values of our commitments to originate loans are based on any difference in the value of the loans expected to close between the time of the rate lock commitment and the current market value.

Short-Term Debt

The fair value of the warehouse line debt and short-term debt related to bond collateral held for sale approximates the carrying amounts because of the short-term nature of the debt and interest on the debt fluctuates with market interest rates.

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
None

ITEM 5.                        OTHER INFORMATION

(a)                        Our Board of Directors has set the date of our Annual Meeting of stockholders for August 12, 2004.  Accordingly, we anticipate that the date of our proxy statement for that meeting will be approximately June 28th.  To be included in this year’s proxy statement for our Annual Meeting, stockholder proposals must be received by us by May 28, 2004 and must satisfy the conditions established by the Securities and Exchange Commission, specifically, Rule 14(a)-8 of the Securities Exchange Act of 1934 as amended.

(b)                       In January 2004 our Board approved a Director Nominations Policy.  Under this policy, the Corporate Governance and Nominating Committee will evaluate any recommendation for director nominee proposed by a stockholder who has continuously held at least 1% of the outstanding shares of our Company’s common stock entitled to vote at the meeting for at least one year by the date the stockholder makes the recommendation and who undertakes to continue to hold the common stock through the date of the meeting.  In order to be evaluated in connection with our established procedures for evaluating potential director nominees, any recommendation for director nominee submitted by a qualifying stockholder must be received by us 120 days prior to the anniversary of the date proxy statements were mailed to stockholders in connection with the prior year’s annual meeting of stockholders.  Any stockholder recommendation for director nominee must be submitted to the Company’s Chairman of the Corporate Governance and Nominating Committee in writing at 10421 Wateridge Circle, Suite 250 San Diego, California 92121 and must contain the following information:

• a statement by the stockholder that he/she is the holder of 1% of the Company’s common stock and that the stock has been held for at least a year prior to the date of the submission and that the stockholder will continue to hold the shares through the date of the meeting;

• the candidate’s name, age, contact information and present principal occupation or employment;

• a description of the candidate’s qualifications in business and other experience during, at a minimum, the last five years, including his/her principal occupation and employment and the name and principal business of any corporation or other organization in which the candidate was employed;

• the candidate’s resume; and

• 3 references.

The committee will evaluate recommendations for director nominees submitted by directors, management and qualifying stockholders using the same criteria for all candidates.

All directors and director nominees will submit a completed form of directors’ and officers’ questionnaire as part of the nominating process.  The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of the committee.

ITEM 6.                        EXHIBITS AND REPORTS ON 8-K

(a)		Exhibits

	*	3.1	Second Articles of Amendment and Restatement of the Registrant
		3.1 A	Articles of Amendment (regarding name change)
	**	3.2	Fourth Amended and Restated Bylaws of the Registrant
	***	4.1	Registration Rights Agreement dated February 11, 1997
	**	4.3	First Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004
		31.1	Section 302 CEO Certification
		31.2	Section 302 CFO Certification
		32.1	Section 906 CEO Certification
		32.2	Section 906 CFO Certification

*	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003
**	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 30, 2004
***	Incorporated by reference to our registration statement on Form S-11 filed September 25, 1997

(b)		Reports on Form 8-K – The Company filed or furnished the following reports on form 8-K during the quarter

	Date	Items
	2/12/2004	Item 7 Exhibits (press release furnished)
Item 12 results of operations and financial conditions

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMNET MORTGAGE, INC.

Dated: May 17, 2004	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President
Chief Financial Officer