Form 10-Q
period 2004-06-30
AmNet Morgage, Inc.
filed 2004-08-16
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2004

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

☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,389,133 as of July 30, 2004

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2004 and December 31, 2003

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2004 and June 30, 2003 and for the six months ended June 30, 2004 and June 30, 2003.

Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003.

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data) (unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Cash and cash equivalents	$50,944	$44,400
Cash and cash equivalents—restricted	2,290	2,100
Mortgage loans held for sale, net, pledged (lower of cost or market)	466,281	276,781
Mortgage loans held of sale (formerly bond collateral), net (lower of cost or market)	1,707	—
Bond collateral, mortgage loans, net	18,457	157,872
Bond collateral, real estate owned, net	800	3,380
Accounts receivable—mortgage loans sold/funded	5,558	3,856
Accrued interest receivable	1,013	2,593
Deferred taxes	7,497	5,694
Other assets	6,200	5,520
	$560,747	$502,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$453,808	$268,619
Long-term debt, net	18,043	130,295
Derivative financial instruments	2,101	1,224
Accrued interest payable	591	494
Accrued expenses and other liabilities	7,494	12,950
Total liabilities	482,037	413,582
Commitments and contingencies (Note 12)
Minority Interest	155	129
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 24,900,000 shares authorized; 7,389,133 shares issued and outstanding in 2004, and 7,873,714 shares issued and outstanding in 2003	74	79
Additional paid-in-capital	104,258	108,719
Accumulated deficit	(25,777)	(20,313)
Total stockholders’ equity	78,555	88,485
	$560,747	$502,196

See accompanying notes to consolidated financial statements.

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited

(in thousands, except per share data)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For The Six Months Ended June 30, 2003

Revenues
Gain on sales of loans	$2,323	$32,971	$17,839	$53,180
Derivative financial instruments and market adjustments
Derivative financial instruments—forward sales of mortgage backed securities and options to sell mortgage-backed securities	10,857	(3,027)	5,370	(3,080)
Market adjustment on interest rate lock commitments	4,390	(6,257)	3,233	(8,415)
Total derivative financial instruments and market adjustments	15,247	(9,284)	8,603	(11,495)
Interest on mortgage assets	9,569	10,393	16,211	19,639
Other income	434	247	729	462
Total revenue, net of derivative financial instruments and adjustments	27,573	34,327	43,382	61,786
Expenses
Employee compensation and benefits	14,399	12,586	26,242	22,070
Interest expense	4,754	4,598	7,994	8,811
Office and occupancy expense	959	621	1,795	1,188
Provision for loan losses	128	794	128	1,713
Gain on sale of real estate owned, net	(61)	(330)	(320)	(515)
Loss on bond collateral held for sale	880	—	5,309	—
Professional fees	1,369	1,338	2,404	2,742
Other operating expenses	4,687	4,025	8,940	7,779
Total expenses	27,115	23,632	52,492	43,788
Income (loss) before income taxes	458	10,695	(9,110)	17,998
Income tax (benefit)	250	1,190	(3,646)	(3,663)
Net income (loss)	$208	$9,505	$(5,464)	$21,661

Basic weighted average shares outstanding	7,838,504	7,863,437	7,856,426	7,863,154
Diluted weighted average shares outstanding	8,582,572	8,470,633	7,856,426	8,470,350

Net income (loss) per share basic	$0.03	$1.21	$(0.70)	$2.75

Net income (loss) per share diluted	$0.02	$1.12	$(0.70)	$2.56

See accompanying notes to consolidated financial statements.

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,464)	$21,661
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on bond collateral held for sale	5,309	—
Amortization of mortgage assets premiums	980	1,838
Amortization of CMO capitalized costs	474	189
Changes in provision for loan losses	128	1,713
Change in real estate owned provision	401	1,216
Gain on sale of real estate owned, net	(320)	(515)
Proceeds from sale of mortgage loans held for sale	4,250,085	5,115,960
Mortgage loan originations	(4,439,585)	(5,302,132)
Increase in restricted cash	(190)	(968)
Increase in loans held for sale, not pledged (formerly bond collateral)	(7,016)	—
Increase in accounts receivable—mortgage loans sold/funded	(1,702)	(4,934)
Decrease in accrued interest receivable	1,580	1,170
Increase in deferred taxes	(1,803)	(9,141)
Increase in other assets	(678)	(1,819)
Decrease/(increase) in derivative financial instruments	877	(1,380)
Increase in accrued interest payable	97	13
(Decrease)/increase in accrued expenses and other liabilities	(5,456)	14,263
Increase in minority interest	26	4
Net cash used in operating activities	(202,257)	(162,862)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans, net	23,195	49,203
Proceeds from sale of bond collateral	116,022	—
Proceeds from sale of real estate owned	1,589	6,125
Net cash provided by investing activities	140,806	55,328
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(112,727)	(60,668)
Increase in net borrowings from short-term debt	185,189	181,799
Stock options exercised	33	3
Purchase of treasury stock	(4,500)	—
Net cash provided by financing activities	67,995	121,134
Net increase in cash and cash equivalents	6,544	13,600
Cash and cash equivalents at beginning of year	44,400	13,640
Cash and cash equivalents at end of period	$50,944	$27,240
Supplemental information
Interest paid	$7,898	$8,795
Taxes paid	$2,784	—
Transfers from bond collateral, mortgage loans, net to real estate owned	$1,087	$(3,441)

See accompanying notes to consolidated financial statements.

AMNET MORTGAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

In May 2004, American Residential Investment Trust, Inc. changed its name to AmNet Mortgage, Inc.

The consolidated financial statements include the accounts of AmNet Mortgage, Inc., a Maryland corporation, American Mortgage Network, Inc., a Delaware corporation and wholly-owned subsidiary of AmNet Mortgage Inc., American Residential Eagle, Inc., a Delaware special purpose corporation and wholly-owned subsidiary of AmNet and American Residential Eagle 2, Inc., a Delaware limited purpose corporation and wholly-owned subsidiary of American Residential Eagle, Inc. Substantially all of the assets American Residential Eagle, Inc. are pledged or subordinated to support short or long-term debt in the form of collateralized mortgage bonds and are not available for the satisfaction of general claims of AmNet Mortgage, Inc. American Residential Holdings, Inc. is an affiliate of AmNet Mortgage, Inc. that is consolidated in accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities.” All entities are together referred to as the “Company” or “AmNet.” The Company’s exposure to loss on the assets pledged as collateral is limited to its net investment, as the collateralized mortgage bonds are non-recourse to the Company. All significant intercompany balances and transactions have been eliminated in the consolidation of AmNet. Certain reclassifications may have been made to prior internal period amounts to conform to the current presentation.

In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. These adjustments are of a normal recurring nature. The interim financial data as of June 30, 2004 and for the six months ended June 30, 2004 and June 30, 2003 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” The Company accounts for its commitments to extend credit as derivatives and records changes in fair value of the commitments in the statement of operations. The adoption of SAB No. 105 in the second quarter of 2004 did not have a significant effect on the Company’s financial statements.

Please refer to the Company’s Form 10-K for the year ending December 31, 2003, for a detailed discussion of all significant accounting policies.

Stock Options

The Company elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans: the 1997 Stock Incentive Plan, 1997 Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Outside Directors Stock Option Plan. Accordingly, no compensation cost has been recognized in the financial statements. SFAS 123 “Accounting for Stock Based Compensation” requires pro forma disclosures of expense computed as if the fair value based method had been applied in the financial statements of companies that continue to account for such arrangements under Opinion No. 25.

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

The FASB is currently considering amending SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The proposed standard will require the Company to record compensation expense for all share-based compensation plans. If adopted, this proposed standard would have a negative impact on our earnings in future periods since stock options are issued periodically to qualified employees.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) and income per share would have been as follows (in thousands except income per share) (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income (loss) as reported	$208	$9,505	$(5,464)	$21,661
Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax effects (See Note 9)	(136)	(505)	(419)	(1,023)
Pro forma net income (loss)	$72	$9,000	$(5,883)	$20,638
Income (loss) per share:
Basic as reported	$0.03	$1.21	$(0.70)	$2.75
Basic pro forma	$0.01	$1.14	$(0.75)	$2.62
Diluted as reported	$0.02	$1.12	$(0.70)	$2.56
Diluted pro forma	$0.01	$1.06	$(0.75)	$2.44

The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company’s experience. These assumptions have not changed from prior periods.

Note 2.  Concentration of Mortgage Loan Sales

For the six months ending June 30, 2004, the Company sold a majority of the mortgage loans it originated to two of its competitors, Countrywide Home Loans, Inc. (62%) and Wells Fargo Funding, Inc. (16%). The Company’s considerations in deciding where to sell loans are price and operational efficiency.  The Company also considers speed of execution and loan product guidelines.  The Company believes that all of the loans it sells currently could be sold to a number of other investors. A Countrywide Home Loans, Inc. entity, Countrywide Warehouse Lending, is also a warehouse lender to the Company (see Note 7 Short-Term Debt).

Note 3.  Income Per Share

The following table illustrates the computation of basic and diluted income per share (in thousands, except share and per share data) (unaudited):

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Numerator:
Numerator for basic income (loss) per share	$208	$9,505	$(5,464)	$21,661
Denominator:
Denominator for basic income (loss) per share - weighted average number of common shares outstanding during the period	7,838,504	7,863,437	7,856,426	7,863,154
Denominator for diluted income (loss) per share	8,582,572	8,470,633	7,856,426	8,470,350

Income (loss) per share - basic	$0.03	$1.21	$(0.70)	$2.75
Income (loss) per share - diluted	$0.02	$1.12	$(0.70)	$2.56

For the six months ended June 30, 2004 and 2003 there were 1,083,149 and 1,131,904 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 4.  Mortgage Loans Held for Sale, net, pledged

AmNet has pledged loans held for sale totaling approximately $466.3 million to secure credit lines (warehouse facilities) from four financial institutions. See Note 7, “Short-Term Debt.” Mortgage loans held for sale at June 30, 2004 consist of loans which have been committed for sale of approximately $162.2 million and loans available for sale at approximately $304.1 million, all of which are carried at the lower of cost or market value.

Note 5.  Bond Collateral, Mortgage Loans, net

AmNet has pledged collateral in order to secure the long-term debt issued in the form of CMOs. Bond Collateral Mortgage Loans consist primarily of subprime credit 30-year mortgage loans secured by first liens on one-to-four family residential properties. As of June 30, 2004 and 2003, 0% and 17.76%, respectively, of the bond collateral mortgage loans were fixed rate loans. The balance of the bond collateral mortgage loans are adjustable-rate mortgages. All Bond Collateral Mortgage Loans are pledged to secure repayment of the related long-term debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment of the long-term debt obligation. The obligations under the long-term debt are payable solely from the bond collateral and are otherwise non-recourse to AmNet.

In March of 2004, approximately $113.9 million in mortgage loans bond collateral and approximately $2.3 million in REO bond collateral were reclassified as held for sale.  By June 30, 2004 all but 60 mortgage loans totaling approximately $1.7 million, had been sold.  These remaining assets are classified as Mortgage loans held for sale (formerly bond collateral), net.  There is no debt associated with these assets.  One remaining portfolio (CMO/FASIT 1998-1) was not sold.  Bond collateral for this structure is shown as Bond Collateral, Mortgage Loans, net and bond collateral, real estate owned, net.

Shown below are the components of bond collateral held for investment (after sale of the majority of bond collateral assets) at June 30, 2004; compared to the same components at December 31, 2003 (dollars in thousands) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At June 30, 2004
Mortgage loans	$0	$0	$0	$0	$18,600	$18,600
Unamortized premium	0	0	0	0	56	56
Allowance for loan losses	0	0	0	0	(199)	(199)
	$0	$0	$0	$0	$18,457	$18,457

Weighted average net coupon	0%	0%	0%	0%	9.45%	9.45%
Unamortized premiums as a percent of mortgage loans	0%	0%	0%	0%	0.30%	0.30%

At December 31, 2003
Mortgage loans	$7,068	$40,435	$58,922	$27,021	$22,668	$156,114
Unamortized premium	362	809	1,747	749	102	3,769
Allowance for loan losses	(141)	(486)	(517)	(311)	(556)	(2,011)
	$7,289	$40,758	$60,152	$27,459	$22,214	$157,872

Weighted average net coupon	9.15%	9.49%	9.00%	8.88%	9.40%	9.17%
Unamortized premiums as a percent of mortgage loans	5.12%	2.00%	2.96%	2.77%	0.45%	2.41%

Note 6.  Derivative Financial Instruments

AmNet makes commitments to fund mortgages at set interest rates, which are referred to individually as rate lock commitments. Additionally the Company’s loans are not yet committed for sale at the time of funding. Collectively, rate lock commitments and funded loans not yet committed for sale are the Company’s pipeline.  The value of the rate lock commitments and uncommitted loans will vary depending on changes in market interest rates between the time that a rate lock commitment is made and the time that the loan funds and is committed for sale to an investor.

AmNet attempts to estimate the number of rate lock commitments in the pipeline that will not close in order to calculate its interest rate exposure on a daily basis. AmNet then purchases hedging instruments in order to try to protect profit margins on the pipeline. The hedging instruments used are forward sales of mortgage-backed securities (“TBA”) and options on forward sales of mortgage-backed securities. Historically, changes in the price of these instruments closely relate to changes in the value (price) of loans in the pipeline.

At June 30, 2004 and June 30, 2003 AmNet had the following commitments to originate loans and loans not yet committed for sale to investors, and offsetting hedge coverage as follows (dollars in thousands) (unaudited):

	6/30/2004	6/30/2003
Interest rate exposure:

Commitments to originate loans at set interest rates (after applying fallout)	$473,449	$1,163,221

Closed loans not yet committed for sale to investors	304,126	355,492

Hedge coverage:

Forward sales of mortgage-backed securities (TBA)(notional amount)	670,500	1,346,500

Options on forward sales of mortgage-backed securities (notional amount)	145,000	280,000

Interest rate exposure does not directly correlate to hedge coverage without applying an option adjusted spread and fallout factor (for rate locks).

The fair value of forward sales of mortgage-backed securities and options on forward sales of mortgage-backed securities are based on quoted market prices for these instruments. The rate lock commitments are also considered a derivative instrument and are assigned fair values based on the change in the quoted market value of the underlying loans due to market movements, less an estimated factor for loans that will not close (fallout ratio). The fallout ratio is affected by the Company’s recent fallout history, interest rate changes and pipeline characteristics.

The following is a summary of the carrying value of AmNet’s derivative instruments as of June 30, 2004 and December 31, 2003 (dollars in thousands) (unaudited):

June 30, 2004	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
Forward sales of mortgage-backed securities (TBAs):
Fifteen year Fannie Mae	5.0-6.0 MBS	$2,000-30,000	$(2,988)	Jul 20-Sept 20, 2004
Thirty year Fannie Mae	5.5-6.5 MBS	4000-25,000	(3,021)	Jul 15-Sept 15, 2004
Thirty year Ginnie Mae	5.0-6.0 MBS	1,000-10,000	(480)	Jul 22-Sept 22, 2004
Options on TBAs:
Thirty year Fannie Mae	6.0 Puts	20,000-40,000	292	Jul 15-Sept 15, 2004
Rate Lock Commitments			4,096
Total derivative financial instruments			$(2,101)

December 31, 2003	Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
TBA
Fifteen year Fannie Mae	4.5-5.5 MBS	$3,000-25,000	$(803)	Jan 20-Mar 18, 2004
Twenty year Fannie Mae	4.5 MBS	2,000	56	Feb 12, 2004
Thirty year Fannie Mae	5.0-6.0 MBS	4,500-20,000	(1,388)	Jan 14-Mar 15, 2004
Thirty year Ginnie Mae	5.0-6.0 MBS	1,000-8,000	(122)	Jan 22-Feb 19, 2004
Options on TBAs:
Thirty year Fannie Mae	5.5 Puts	50,000	172	Mar 15, 2004
Rate Lock Commitments			861
Total derivative financial instruments			$(1,224)

The following is a summary of the components within total derivative financial instruments and market adjustments income (expense):(000’s)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Derivative financial instruments-income (expense):
TBA gain/(loss) -closed positions	$14,406	$(7,293)	$8,411	$(9,570)
Options gain/(loss) - closed positions	4,287	—	4,287	—
Change in value of TBAs - open positions	(5,698)	5,691	(4,231)	8,366
Change in value of Options - open positions	(2,138)	(1,425)	(3,097)	(1,876)
Change in market adjustment on interest rate lock commitments	4,390	(6,257)	3,233	(8,415)

Total derivative financial instruments and market adjustments income (expense):	$15,247	$(9,284)	$8,603	$(11,495)

Note 7.  Short-Term Debt

As of June 30, 2004, mortgage loans held for sale totaling $466.3 million were pledged as collateral for warehouse facility borrowings of $453.8 million with four financial institutions. At June 30, 2004, the Company’s maximum borrowing capacity combined from these four financial institutions was $1.4 billion.  The table below shows the age of pledged mortgage loans as of June 30, 2004. (unaudited):

Aging Range	Number of Loans	Warehouse line usage	% of Total
	(in thousands)
Less than 30 days	2,523	$398,588	87.8%
30 to 60 days	250	46,709	10.3%
61 days to 90 days	39	8,511	1.9%
TOTAL	2,812	$453,808	100.0%

Of the $453.8 million of warehouse line usage at June 30, 2004, $122.4 million was funded through uncommitted warehouse facilities.

Warehouse facilities mature on various dates within one year, generally bearing interest at one-month LIBOR plus spread. The weighted average borrowing rates were 2.63% and 2.69% for the three month period ending June 30, 2004 and June 30, 2003 respectively. The weighted-average borrowing rate was 2.56% for the six months ending June 30, 2004 and 2.71% for the six months ending June 30, 2003. The weighted-average facility fee was .24% for the six months ending June 30, 2004 and .25% for the six months ending June 30, 2003 on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, net income, and liquidity of the Company. As of June 30, 2004, the Company was in compliance with all of its warehouse lending agreements.

In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement (“Subordinated Loan Agreement”). The Subordinated Loan Agreement bore an interest rate of 12%. The $3 million loan balance was paid off in full in April 2004.

In April of 2004, the Company entered into agreements to sell approximately 85% of its mortgage portfolio assets. As a result, approximately $90 million in long-term debt was reclassified to short-term debt pending sale. During the second quarter of 2004 the Company extinguished all of the reclassified short-term debt, using proceeds from the sale of the mortgage loans and real estate owned bond collateral.

Note 8.  Long-Term Debt Related to Securitizations, net

The components of the long-term debt at June 30, 2004 and December 31, 2003, along with selected other information are summarized below (dollars in thousands) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Long-Term Debt
At June 30, 2004
Long-term debt	$0	$0	$0	$0	$18,043	$18,043
Capitalized costs on long-term debt	0	0	0	0	—	—
Total long-term debt	$0	$0	$0	$0	$18,043	$18,043

Weighted average financing rates	0%	0%	0%	0%	2.19%	2.19%

At December 31, 2003
Long-term debt	$7,182	$33,012	$51,594	$16,753	$22,229	$130,770
Capitalized costs on long-term debt	(30)	(1)	(267)	(177)	—	(475)
Total long-term debt	$7,152	$33,011	$51,327	$16,576	$22,229	$130,295

Weighted average financing rates	2.24%	1.29%	3.33%	1.82%	2.14%	2.37%

Note 9.  Stock Plans

As of June 30, 2004, shares of common stock were reserved for issuance under the Company’s stock plans as follows (unaudited):

	1997 Stock Incentive Plan	1997 Stock Option Plan	1997 Employee Stock Purchase Plan	1997 Outside Director Stock Option Plan	Total

Total Options Authorized at 1/1/2004	315,200	1,474,800	20,000	210,000	2,020,000
Total Options Issued	284,800	1,421,050	—	179,500	1,885,350
Options Reserved for Issuance	30,400	53,750	20,000	30,500	134,650

Stock option activity during the six months ending June 30, 2004 was as follows (unaudited):

	Number of Options	Weighted-Average Exercise Price

Balance at December 31, 2003	1,768,100	$7.96
Granted	175,750	8.38
Forfeited	(89,724)	6.60
Exercised	(26,909)	5.52
Balance at June 30, 2004	1,827,217	$8.09

At June 30, 2004, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.20 years. The weighted average exercise price of exercisable outstanding options was $8.01.  The table below shows options and prices for all outstanding options at June 30, 2004 (unaudited):

Option Exercise Price Range	Vested	Unvested	Number of Options

$1.75 to $3.00	101,282	73,032	174,314
$3.01 to $5.00	206,725	266,578	473,303
$5.01 to $7.50	307,740	47,710	355,450
$7.51 to $10.00	128,321	150,429	278,750
$10.01 to $12.50	286,675	2,625	289,300
$12.51 to $15.00	256,100	—	256,100
	1,286,843	540,374	1,827,217

The per share weighted-average fair value of stock options granted between January 1, 2004 and June 30, 2004 is computed quarterly.  For the first quarter ending March 31, 2004 the value was $2.48.  For the second quarter ending June 30, 2004 the value was $3.47 (See Note 1).  These values were calculated using the Black-Scholes option-pricing model, using the following weighted-average assumptions (unaudited):

	Three Months Ending March 31, 2004	Three Months Ending June 30, 2004
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.80%	3.81%
Expected volatility	27.78%	39.59%
Expected life (years)	5	5

Note 10.  Business Segments

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

The accounting policies of the segments are the same as described in Note 1, “Summary of Significant Accounting Policies and Practices.” The Company evaluates the performance of its business segments based on revenue and expenses under the direct control of each business segment. The expense of premises and equipment incurred to support business operations are allocated accordingly, by segment.

The table below reflects the total assets at June 30, 2004 and 2003, and the capital expenditures for six-month periods ending June 30, 2004 and 2003 (in thousands) (unaudited):

	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments

Total assets as of June 30, 2004	$502,435	$58,312	$560,747
Total capital expenditures for the six months ending June 30, 2004	$1,084	$—	$1,084

Total assets as of June 30, 2003	$595,952	$244,312	$840,264
Total capital expenditures for the six months ending June 30, 2003	$1,588	$—	$1,588

The tables below reflect the year-to-date income statement activity by segment for the three-month and six-month periods ending June 30, 2004 and June 30, 2003:

AmNet Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations by Business Segment, unaudited

(in thousands)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2004
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments

Revenues
Gain on sales of loans	$2,323	$—	$2,323	$17,839	$—	$17,839
Derivative financial instruments and market adjustments
Derivative financial instruments—forward commitments and options	10,857	—	10,857	5,370	—	5,370
Market adjustment on interest rate lock commitments	4,390	—	4,390	3,233	—	3,233
Total derivative financial instruments and market adjustments	15,247	—	15,247	8,603	—	8,603
Interest on mortgage assets, net of premium amortization	8,994	575	9,569	14,008	2,203	16,211
Other income	66	368	434	145	584	729
Total revenue, net of derivative financial instruments and market adjustments	26,630	943	27,573	40,595	2,787	43,382
Expenses
Employee compensation and benefits	14,263	136	14,399	25,963	279	26,242
Interest expense	4,422	332	4,754	6,767	1,227	7,994
Office and occupancy expense	959	—	959	1,795	—	1,795
Provision for loan losses	—	128	128	—	128	128
Gain on sale of real estate owned, net	—	(61)	(61)	—	(320)	(320)
Loss on bond collateral held for sale	—	880	880	—	5,309	5,309
Professional fees	1,088	281	1,369	2,001	403	2,404
Other operating expenses	4,460	227	4,687	8,548	392	8,940
Total expenses	25,192	1,923	27,115	45,074	7,418	52,492
Income (loss) before income taxes	1,438	(980)	458	(4,479)	(4,631)	(9,110)
Income tax (benefit)	650	(400)	250	(1,728)	(1,918)	(3,646)
Net income (loss)	$788	$(580)	$208	$(2,751)	$(2,713)	$(5,464)

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2003	For the Six Months Ended June 30, 2003
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments

Revenues
Gain on sales of loans	$32,971	$—	$32,971	$53,180	$—	$53,180
Derivative financial instruments and market adjustments
Derivative financial instruments—forward commitments and options	(3,027)	—	(3,027)	(3,080)	—	(3,080)
Market adjustment on interest rate lock commitments	(6,257)	—	(6,257)	(8,415)	—	(8,415)
Total derivative financial instruments and market adjustments	(9,284)	—	(9,284)	(11,495)	—	(11,495)
Interest on mortgage assets, net of premium amortization	7,561	2,832	10,393	13,462	6,177	19,639
Other income	34	213	247	51	411	462
Total revenue	31,282	3,045	34,327	55,198	6,588	61,786

Expenses
Employee compensation and benefits	12,449	137	12,586	21,594	476	22,070
Interest expense	3,447	1,151	4,598	6,122	2,689	8,811
Office and occupancy expense	621	—	621	1,188	—	1,188
Provision for loan losses	—	794	794	—	1,713	1,713
Loss on sale of real estate owned, net	—	(330)	(330)	—	(515)	(515)
Professional fees	1,183	155	1,338	2,272	470	2,742
Other operating expenses	3,826	199	4,025	7,321	458	7,779
Total expenses	21,526	2,106	23,632	38,497	5,291	43,788

Income before income taxes	9,756	939	10,695	16,701	1,297	17,998
Income tax	3,224	428	3,652	5,050	428	5,478
Income tax benefit from utilization of REIT net operating losses	—	(2,462)	(2,462)	—	(9,141)	(9,141)
Net income	$6,532	$2,973	$9,505	$11,651	$10,010	$21,661

Note 11.  Income Taxes

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

As a result of the conversion to fully taxable status, an income tax benefit and related deferred tax asset of $6.7 million, after valuation allowance, was recorded in March of 2003.  As a result of deferred tax asset realization in 2003 the balance as of December 31, 2003 was $5.7 million. An additional tax benefit of $2.0 million was recorded in the first quarter of 2004. The deferred tax asset has been and will continue to be reduced by realization of income tax provisions over time. For the six month period ending June 30, 2004 the Company recorded an assumed income tax benefit for the six months ended June 30, 2004 of $3.7 million as a result of a pretax loss of $9.1 million.  This benefit was calculated based on an assumed income tax rate of 41% for 2004.

Note 12.  Commitments and Contingencies

Lease Commitments

The Company rents certain premises and equipment under non-cancelable operating leases expiring at various dates through the year 2009. Rental expense under such leases is included in office and occupancy expense, and other operating expenses. Lease costs totaled $1.9 million in the six months ending June 30, 2004 and $1.3 million in the six months ending June 30, 2003. Future minimum lease payments under these leases as of June 30, 2004, are as follows (dollars in thousands) (unaudited):

Year ending June 30:
2005	$4,352
2006	3,127
2007	1,838
2008	1,249
2009	687
$11,253

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

•                                          the expectation that AmNet’s primary source of revenues will be interest income and gains on sales of loans, net of gains or losses on derivative financial instruments;

•                                          our belief that the quality of our loan products and services will permit us to gain market share even if demand for mortgages declines;

•                                          our expectations surrounding the total size of the loan origination market, our ability to expand our sales force and customer base to originate loans, expand market share and be profitable in a potentially declining market, our loan origination volume and our expectations regarding higher loan costs and our target profit margins on each loan;

•                                          our expectations surrounding our cash requirements, expenses (including our ability to control our fixed expenses), cash flow from operations, the sufficiency of our capital base, the sufficiency of our cash reserves and our sources of liquidity, including our ability to maintain our warehouse lending facilities and the factors we expect to affect our ability to do so;

•                                          the expected adequacy of our various reserves;

•                                          our intention to expand certain areas of our operations and the expected costs of doing so;

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

•                                          our belief that we will continue to qualify for correspondent lending programs and our ability to find alternative buyers for loans we originate;

•                                          the expected concentration of our loans in California;

•                                          the sub-prime loans we offer and plan to offer and the operations and risks related to such originations;

•                                          our expectation that interest rates will rise and refinance demand will fall and the anticipated effect on various aspects of our business from changes in interest rates, including increased loan generation cost per loan and changes in the value of our loans and our derivatives;

•                                          our expectations regarding the sale of the sixty mortgage loans remaining from sale the of portfolio assets and the proceeds we expect to receive;

•                                          our expectations regarding the factors necessary to remain profitable;

•                                          our expectation that revenues and expenses from our Mortgage Asset Portfolio Business will continue to decline;

•                                          our expected effective tax rates, the impact of our deferred tax assets, the reduction of those assets over time and the possible need to establish a valuation account related to tax benefits;

•                                          who we anticipate will be our competitors;

•                                          the anticipated impact of changes in laws;

•                                          our expectation that the purchase loan business will become a greater portion of our originations and the related impact of seasonality;

•                                          our expected increasing reliance on information technology systems and the necessity of developing and upgrading such systems;

•                                          our expectations regarding the impact of an amendment to FASB statement 123;

•                                          our expectations regarding the future mixture of loans we will originate and the related impact on our reserves; and

•                                          the correlation between our cost of funds and market interest rates.

These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statements. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements.  Some of the most significant risks that we face that could harm our future operating results or prevent us from meeting our goals and objectives are the following:

•                  We are utilizing as much of our existing infrastructure as we can while managing our staffing levels and growing our sales presence in existing and new markets.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment, which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses (due to our increased level of expenses).

•                  We have expanded our branch system and fixed expenses over the past year in a contracting market.  Additionally, our market share increases are dependent on retaining and expanding our sales force and broker customer base, which is more challenging in a highly competitive market environment.

•                  We sell a substantial portion of our loans to two of our competitors.  If our competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms.  In either case, this could reduce our revenues and earnings.

•                  We are dependent on our warehouse lending facilities to operate our business.  We must maintain, renew or replace our warehouse lines of credit in order to continue to fund loans.  We believe we are in good standing with our warehouse lenders, however, any future reductions or restrictions in our warehouse capacity would reduce the volume of loans that we could fund and would therefore reduce our revenues and earnings.

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

•                  We have mortgage loans remaining for sale from the sale of mortgage portfolio assets. There can be no assurance that these loans will be sold in a timely manner and therefore our cash would remain invested in these loans.

•                  We have created reserves for trailing losses from the sale of portfolio assets. This estimate may prove to be inadequate thereby reducing cash and our earnings for additional costs incurred.

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

Introduction

Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to fundamentally shift our strategic direction to mortgage banking. We started the transition in 2001 by forming AmNet to engage in mortgage banking activities. In order to more closely align our name with our activities, we changed our name from American Residential Investment Trust, Inc. to AmNet Mortgage, Inc., as of May 5, 2004. Effective January 1, 2002 we began reporting our financial results in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business.

Our Mortgage Banking segment originates mortgage loans predominately to prime quality borrowers secured by first trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (26.2% of loans originated in the first six months of 2004); however, we do business on a nationwide basis. We sell the loans that we originate to institutional purchasers on a servicing-released basis.

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

Our mortgage banking operations represented 93.6% of our revenue for the six months ended June 30, 2004. During the first six months of 2004, two branch offices and three regional offices were opened for a total of twenty-seven offices. The number of employees company-wide increased from 648 to 702 employees during the first six months of 2004.

We borrow funds under our warehouse credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing-released basis. Currently we have four warehouse facilities that enable us to borrow up to an aggregate of $1.4 billion. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants restricting, among other things, the absolute level of leverage, requiring minimum levels of cash reserves and requiring certain levels of profitability.

We generate revenue in our Mortgage Banking Business segment three principal ways:

•                                          Gain on loan sales. Loan rates, fees and discount points are set based on our targeted gain on sale. This is referred to as our pricing margin. We currently sell the loans that we originate to institutional purchasers, on a servicing-released basis, for cash. We record the difference between the sale price of loans that we have sold and our cost to originate the loans sold as gain on loan sales. We recognize revenue at the time that we complete the loan sale, which is generally when we receive loan sale proceeds from the purchaser.  Gain on loan sales also includes fees we charge for loan origination such as underwriting fees, loan document preparation fees and wiring fees.

•                                          Hedging. Hedging instruments are used to help mitigate exposure to interest rate fluctuations. The gains or losses from this activity will correspond to revenue derived from loan sales. Typically higher than expected gains from the sale of loans will be offset by hedging losses, while lower than expected gains from the sale of loans will be offset by hedging gains. Hedging gains or losses are included in the consolidated statements of operation and comprehensive income as derivative financial instruments and market adjustments.

•                                          Interest income. From the time we fund a loan until the time we sell the loan, we earn interest on the loan, which is paid by the borrower. The interest that we earn is partially offset by the interest we pay under our warehouse credit facilities used to finance our mortgage originations.

The expenses in our Mortgage Banking segment include variable costs such as commissions, loan expenses and contract labor, as well as fixed overhead expenses such as personnel, rent, supplies and utilities.

We have continued to generate revenues and expenses from our Mortgage Asset Portfolio Business. Revenues and expenses from this segment of our business have declined in the second quarter of 2004 due to the sale of the majority of the portfolio assets in May 2004. We put up for sale approximately 85% of our portfolio and completed the majority of sales prior to June 30, 2004. Net proceeds totaled approximately $24.9 million.

Our 2nd Quarter 2004 Highlights (Executive Overview)

Our operating results for the second quarter of 2004 were dominated by the following:

•                  Based on a decision to liquidate the majority of our remaining mortgage asset portfolio, we entered into purchase and sale contracts to sell bond collateral mortgage assets, and we used a portion of the proceeds to redeem all of the related collateralized long-term debt. Sixty mortgage loans remain to be sold as of June 30, 2004 with a market value of $2.5 million and a book value of $1.7 million.

We determined that the market value of the bond collateral assets (sold and unsold) was lower than the carrying value which necessitated a valuation adjustment in March 2004 when the decision was made to sell the portfolio. The valuation adjustment for the period ended June 30, 2004 was approximately $5.3 million which includes among other things: sale expenses, write off of capitalized costs and premiums, net realizable sale adjustments and $750 thousand of reserves for trailing expenses and losses. The valuation adjustment (loss on bond collateral held for sale) for the second quarter of 2004 was approximately $880 thousand.

As of June 30, 2004 net proceeds from the portfolio sales totaled approximately $24.9 million which was received in the three month period ending June 30, 2004.  An additional $1.7 million is expected to be received upon sale of the sixty unsold mortgage loans. As of July 31, 2004, forty-three mortgage loans remain unsold.

•                  Our Mortgage Banking segment funded approximately $2.6 billion in loan volume for the period while funding for the same period in 2003 was $3.2 billion.  This represents a decline of approximately 19% from the second quarter of 2003 production. Rates for thirty-year fixed rate mortgages increased during the second quarter of 2004 from 5.52% at March 31, 2004 to 6.25% at June 30, 2004 according to Freddie Mac rates for thirty-year fixed-rate mortgages. Generally, demand for loans decreased beginning in late April of 2004 due to both higher interest rates and decreased refinance activity and accordingly our funding volume declined month over month during the second quarter of 2004. In the second quarter of 2003 a large portion of loans were refinances. The graph below shows monthly loan production comparisons between the second quarters of 2004 and 2003.

	(in millions)
	2004	2003
April	$1,147	$1,030
May	751	876
June	666	1,301

•                                         We expect the trend of reduced loan refinance activity from 2003 levels to continue for the remainder of 2004.  According to the Mortgage Bankers Association (“MBA”) the overall loan production market is contracting from $3.8 trillion in 2003 to $2.5 trillion in 2004.

•                                         Revenues totaled $27.6 million. This revenue was sufficient to cover variable and fixed expenses totaling $25.2 million for the mortgage banking segment.

•                                          Cash and cash equivalents increased by $23.3 million during the second quarter of 2004 from $27.6 million at March 31, 2004 to $50.9 million at June 30, 2004. The key factors in this increase were the portfolio sales which netted approximately $24.9 million and cash generated by the mortgage banking segment offset by cash used to repurchase outstanding stock.

•                                          We repurchased 511,490 shares of our outstanding common stock during the second quarter of 2004. Included in this total was the purchase of 500,000 shares through a privately negotiated transaction with a single entity. The purchase price of this transaction was $8.80 per share resulting in a total cash outlay of $4.5 million.

•                                          Mortgage loans held for sale are subject to timing differences related to recognition of income or expense. At June 30, 2004 loans held for sale or committed for sale contained approximately $5.1 million in gains (as compared to approximately $4.1 million at March 31, 2004) which would only be recognized at the time of loan sale while offsetting hedging losses were recognized at June 30, 2004 and March 31, 2004.

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

Management’s Financial Analysis

We represent non-GAAP financial measures in this report. We believe that these measures are helpful in understanding our business and operating results. You should not consider our non-GAAP financial measures as a replacement for any GAAP financial measures. The non-GAAP financial measures that we present are as follows:

Gross Margins - The Mortgage Banking segment generates gain on the sale of loans.  These gains are a function of the volume of loans sold in the period, and the value of the loans at the time these loans are committed for sale to an investor.  We also generate gains and losses on the derivative financial instruments that we acquire to hedge our targeted gain on sale of the loans.  We consider our gross margin to be the sum of our (i) gain on sale of loans and (ii) total derivative financial instruments and market adjustments.  This sum expressed as a percentage of our loan sales volume is our gross margin percentage.

When we develop the pricing of our loans, we incorporate a target gross margin percentage that we expect to obtain.  We then provide rate lock commitments to borrowers based on that pricing and the related target gross margin percentage.  However, if interest rates increase between the time we make a rate lock commitment and commit a loan for sale, then the market value of the loan would be reduced and we would not achieve our target margin percentage.  Accordingly, we acquire derivative financial instruments to hedge, or protect, our target margins from interest rate movements.  We hedge our loans from the time of a rate lock commitment to the time the loan is committed for sale to an investor.

If our hedging is effective, as the value of our pipeline decreases and we record a lower gain on sale, our hedge instruments increase in value to offset the reduced gain.  Alternatively, as the value of our pipeline increases, we record a larger gain on sale but the larger gain is offset by a loss on our hedges.  Accordingly, if we successfully hedge our pipeline, the gross margin percentage that we ultimately earn will be close to our target gross margin percentage and we will not be significantly impacted by interest rate changes.  In order to evaluate the effectiveness of our hedging program, management believes that it is important to evaluate our gross margins and then compare our actual gross margin percentage against our target gross margin percentage.

Net Interest Income - We earn interest income and incur interest expense in both segments of our operations. In the Mortgage Banking Business, we earn interest on a loan from the date the loan is funded until sale of the loan to an investor. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held. To the extent we fund loans with borrowings under our warehouse facilities, we record interest expense based on the same factors. Similarly, in the Mortgage Asset Portfolio Business, we generate revenue from the interest we receive on the mortgage loans we hold for investment and we incur interest expense on the borrowings used to finance our loan portfolio.

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

Fixed and Variable Operating Expenses –  For the same reasons described above, the explanation of expenses includes a discussion of our operating expenses, which excludes interest expense. Because certain other expenses we incur in the Mortgage Banking Business, such as commissions and contract labor, also vary with the volume of our loan originations, management believes that it is important in understanding this business to consider the variable and the fixed expenses separately. Accordingly, we have included an estimated breakdown between variable and fixed amounts for each category of our operating expenses. Management believes that this will enable a better understanding of our results and the likely impact of future changes in our origination volumes.

Results of Operations

Three Month Results

Mortgage Banking Business

Our Mortgage Banking Business recorded net income of $788.1 thousand for the three-month period ending June 30, 2004 as compared to net income of $6.5 million in 2003 for the same period. These results were due in large part to (i) a 17% decrease in loan sales volume and revenues reflecting a contracted overall mortgage loan origination marketplace from 2003; (ii) decreased gross margins on loan sales; and (iii) increased expenses reflecting the expansion of regional and branch offices over the past year.

($ amounts in 000’s) (unaudited)

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003		2004 Increase (Decrease)
	Amount Income (Expense)	Basis Points	Amount Income (Expense)	Basis Points	Amount	Basis Points

Loans sold, net	$2,608,531	—	$3,133,407	—	$(524,876)	—

Revenues:
Premiums	33,200	127.27	73,433	234.35	(40,233)	(107.08)
Broker fees	5,986	22.95	10,580	33.76	(4,594)	(10.81)
Mortgage broker premiums	(31,786)	(121.86)	(46,258)	(147.63)	14,472	25.77
Premium recapture and loan loss provisions	(1,871)	(7.17)	(1,679)	(5.36)	(192)	(1.81)
Deferred origination costs	(3,206)	(12.29)	(3,104)	(9.91)	(102)	(2.38)
Gain on sales of loans	$2,323	8.91	$32,972	105.22	$(30,649)	(96.31)
Derivative financial instruments and market adjustments	15,247	58.45	(9,284)	(29.63)	24,531	88.08
Gain on sale of loans, after derivative financial instruments and market adjustments (“gross margins”)	$17,570	67.36	$23,688	75.59	$(6,118)	(8.23)
Interest on mortgage assets	8,994	34.48	7,561	24.13	1,433	10.35
Other income	66	0.25	35	0.11	31	0.14
Total revenue (Mortgage Banking Segment)	$26,630	102.09	$31,284	99.83	$(4,654)	2.26

We expect the trend of reduced loan production from 2003 levels to continue for the remainder of 2004. The overall loan production market is contracting from $3.8 trillion in 2003 to $2.5 trillion in 2004 according to the MBA. The market is projected to be $1.0 trillion in the second half of 2004.

Gain on the sales of loans decreased for the quarter ended June 30, 2004, primarily due to our decrease in volume of loan sales and narrower gross margins. Our gain on the sale of loans was made up of a combination of various account categories which are summarized in the chart above, and quantified in basis points to loan sales volume. Premiums represent the price at which we sell the loans to investors in excess of the principal balance of loans sold. Broker fees represent various charges to brokers for services rendered which are deferred and recognized as part of the gain on the sales of the loans. Premiums and broker fees are offset by capitalized (deferred) loan origination costs. The largest deferred cost associated with loan production is broker premiums, or yield spread premiums. Other offsets to gain on sale include (i) loan premiums repaid to investors (“premium recapture”) and loan loss provisions and (ii) deferred origination costs, which are recognized at the time of loan sale. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. We sell a substantial portion of our loans to two of our competitors.  If our competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms.  In either case, this could reduce our revenues and earnings.

The use of derivative financial instruments is key to protecting our profit margins between the time of the interest rate lock to when the loan is sold to an investor. We use forward sales of mortgage backed securities (TBA) and options on forward sales of mortgage-backed securities as our primary hedging instruments. Due to increases in mortgage interest rates during most of the second quarter of 2004 and decreases in interest rates in the second quarter of 2003, we recorded net gains on derivative financial instruments of $15.2 million and net losses of $9.3 million, respectively.  During the second quarter of 2004, we continued with the same strategy of using forward sales of mortgage-backed securities and options on mortgage-backed securities.

Our gross margins were $17.6 million for the three months ended June 30, 2004 or 67 basis points on $2.6 billion in loan sales volume a decline of $6.1 million from $23.7 million or 76 basis points on $3.1 billion in loan sales volume for the comparable period in 2003. Loan sales volume declined $525 million. This decline was a major contributor in our reduction in the dollar amount of gross margins. The remaining decline was due to the lower overall gross margins that resulted from lower pricing reflecting competitive pressures. In total, premium recapture and loss provisions are comparable between quarters. However, loan loss provision increased by $1.2 million for the second quarter of 2004 versus the same period in 2003, while premium recapture expense declined by $972.8 thousand. The increase in loan loss provision in the second quarter of 2004 was the result timing differences related the amount of loans subject to losses. Going forward we generally expect premium recapture expense to decline due to the overall decline in refinance loans. Conversely while we believe that our underwriting process is sound and effective, loan loss provisions may increase in the future due to a higher mix of Alt-A loans which have more complex underwriting and are more likely to be rejected by investors if we sell loans which do not meet the investors’ underwriting criteria.

Mortgage loans are carried at the lower of cost or market value. As such, our loan sale gains are recognized at the time loan sale proceeds are received from investors. Consequently, any increase in the value of loans due to interest rate movements will not yet be recorded in our gross margin, while corresponding losses caused by the same interest rate movements will be recorded in our gross margins. This situation occurred at both March 31, 2004 and June 30, 2004. Our actual gross margin percentages in each quarter, after considering the above mentioned timing differences, were close to our target margin percentages and accordingly, we believe that our hedging program was successful in protecting profit margins on our loan originations in both quarters.  However, our hedging strategies may not be successful in mitigating our risks associated with interest rate changes in future periods. In particular, for new loan products with large loan balances, short terms, and loan products with adjustable rates, our hedging process may not be effective at certain times.

We recorded interest income of $9.0 million for the three months ended June 30, 2004. We earn interest on a loan from the date the loan is funded until final disposition. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent we fund loans with borrowings under our warehouse facilities, we record interest expense based on the same factors. Interest expense for the period was $4.4 million. The resulting net interest income earned on loan inventories was $4.6 million, representing 18 basis points on second quarter 2004 loan production of $2.6 billion. For the comparable period ended June 30, 2003 interest income was $7.6 million and interest expense was $3.4 million. This resulted in net interest earned of $4.2 million, representing 13 basis points on second quarter 2003 loan production of $3.2 billion. Net interest income increased in a rising interest rate environment because our cost of funds does not necessarily rise in conjunction with market interest rates.

Total expenses incurred in the Mortgage Banking Business for the three months ended June 30, 2004 were approximately $25.2 million. Operating expenses, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense and other operating expenses), were approximately $20.8 million for the three months ended June 30, 2004. For the comparable period ended June 30, 2003, there were approximately $21.5 million of total expenses of which approximately $18.1 million were operating expenses. The increase in operating expenses in 2004 was due to the ongoing expansion of our mortgage banking operations, which are comprised of regional and branch loan production offices and headquarters operations. For the three months ended June 30, 2004, expenses included approximately $4.9 million in sales commissions, which vary in direct proportion with the volume of funded loans, or approximately 19 basis points (.19%) on $2.6 billion in funded loans. Operating expenses totaled $20.8 million, or approximately 80 basis points (.80%), on $2.6 billion in funded loans in the second quarter of 2004. Total variable and fixed basis point operating expenses (which is a measurement of the cost per loan) increased for the three months ended June 30, 2004 and June 30, 2003 (from 56 basis points in 2003 to 81 basis points in 2004). The operating cost per loan increased from $1,013 in 2003 to $1,421 per loan in the second quarter of 2004. The increased cost per loan in 2004 compared to the cost in the second quarter of 2003 shows that the reduced loan production in the second quarter of 2004 also reduced efficiency due to a larger branch system (over capacity in some branches) and higher headquarters overhead.

The table below provides the relationship between estimated fixed, variable and total expenses for the three months ended June 30, 2004 and 2003 (dollars in thousands) (unaudited):

2004 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses

Employee compensation and benefits	$6,067	$8,196	$14,263
Office and occupancy expense	—	959	959
Professional fees	170	918	1,088
Other operating expense	1,222	3,238	4,460
Total operating expenses	7,459	13,311	20,770
Interest expense	4,422	—	4,422
Total expenses	$11,881	$13,311	$25,192

2003 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses

Employee compensation and benefits	$7,069	$5,380	$12,449
Office and occupancy expense	—	621	621
Professional fees	293	890	1,183
Other operating expense	1,468	2,358	3,826
Total operating expenses	8,830	9,249	18,079
Interest expense	3,447	—	3,447
Total expenses	$12,277	$9,249	$21,526

The effective federal and state tax rate for this segment was estimated to be 41%.  In 2003, we had a combined federal and state effective tax rate of approximately 30% primarily due to the realization of our operating loss carry forwards associated with our start-up operating losses.

Interest rate movements are difficult to predict, but it is recognized that interest rates on residential mortgages were historically low, and refinance demand was very strong during the latter part of the first quarter of 2004 and April of the second quarter. Revised projections by the MBA (April 2004) for mortgage loan originations for the remainder of 2004 indicate an increase in interest rates and a reduction of refinance demand over the next 3 quarters. Our financial projections for the second half of 2004 assume an increase in loan production over first quarter 2004 levels, principally due to an expectation of a larger sales force and continued market share penetration and growth.  Increased loan production levels and management of overhead expenses are the keys to achieving profitability for the remainder of 2004. Wherever possible we are managing staffing levels and utilizing as much of our existing infrastructure to process our loan production (adjust staffing size to an optimal level of efficiency) while growing our sales presence in existing and new markets. In summary, we have been and will continue to expand our business operations, primarily in sales areas, and control our fixed expenses in a contracting market.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment, which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our increased level of expenses.

Mortgage Asset Portfolio Business

Our Mortgage Asset Portfolio Business recorded a net loss of $580.3 thousand for the three month period ending June 30, 2004 as compared to an after tax gain of $3.0 million in 2003 for the same period. This decline was due in large part to the expenses recorded upon the sale of approximately 85% of our portfolio assets.

We held mortgage assets of approximately $137.4 million as of March 31, 2004. As of June 30, 2004 mortgage assets were approximately $21.0 million.  This reduction was based on a decision to liquidate the majority of our remaining portfolio.

The majority of our mortgage asset portfolio was sold in May 2004. As of June 30, 2004, we have received approximately $24.9 million in cash from the sales of portfolio assets, net of repayment of long-term debt (bonds). We recorded approximately $880 thousand to the loss on bond collateral held for sale in the second quarter of 2004 which is included in the total valuation adjustment expense of $5.3 million for the six months ended June 30, 2004. We expect to receive approximately $1.7 million in cash (net of reserves) from sale of the remaining loans to be sold subsequent to June 30, 2004. There is no debt associated with the remaining mortgage loans to be sold subsequent to June 30, 2004.

As a result of the portfolio sale, the Mortgage Asset Portfolio Business will become a minor part of both revenue and expense on a consolidated basis. For the second quarter of 2004, total revenue was approximately $943 thousand while in the second quarter of 2003, total revenue was $3.0 million. Expenses for the second quarter of 2004 were approximately $1.9 million, while expenses for the second quarter of 2003 were $2.1 million.

Six Month Results

Mortgage Banking Business

Our Mortgage Banking Business recorded net income of $2.8 million for the six-month period ending June 30, 2004 as compared to net income of $11.7 million in 2003 for the same period. These results were due in large part to (i) a 17% decrease in loan sales volume and revenues reflecting a contracted overall mortgage loan origination marketplace from 2003; (ii) a decreased gross margin on loan sales; and (iii) increased expenses reflecting the expansion of regional and branch offices over the past year.

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003		2004 Increase (Decrease)
	Amount Income (Expense)	Basis Points	Amount Income (Expense)	Basis Points	Amount	Basis Points
	($ amounts in 000’s) (unaudited):

Loans sold, net	$4,250,085	—	$5,115,817	—	$(865,732)	—

Revenues:
Premiums	71,942	169.27	116,832	228.37	(44,890)	(59.10)
Broker fees	10,168	23.92	16,283	31.83	(6,115)	(7.90)
Mortgage broker premiums	(55,440)	(130.44)	(71,216)	(139.21)	15,776	8.76
Premium recapture and loan loss provisions	(3,195)	(7.52)	(3,147)	(6.15)	(48)	(1.37)
Deferred origination costs	(5,636)	(13.26)	(5,572)	(10.89)	(64)	(2.37)
Gain on sales of loans	$17,839	41.97	$53,180	103.95	$(35,341)	(61.98)
Derivative financial instruments and market adjustments	8,603	20.24	(11,495)	(22.47)	20,098	42.71
Gain on sale of loans, after derivative financial instruments and market adjustments (“gross margins”)	$26,442	62.21	$41,685	81.48	$(15,243)	(19.27)
Interest on mortgage assets	14,008	32.96	13,462	26.31	546	6.65
Other income	145	0.34	51	0.10	94	0.24
Total revenue (Mortgage Banking Segment)	$40,595	95.52	$55,198	107.90	$(14,603)	(12.38)

Gain on the sales of loans decreased for the six months ended June 30, 2004, primarily due to our decrease in volume of loan sales and narrower margins particularly in the first three months of 2004. Our gain on the sale of loans was made up of a combination of various account categories which are summarized in the chart above, and quantified in basis points to loan sales volume.

The use of derivative financial instruments is a key to protecting our profit margins between the time of the interest rate lock to when the loan is sold to an investor. Due to increases in mortgage interest rates during the last half of the six month period ending June 30, 2004 and decreases in interest rates for the same period of 2003, we recorded net gains on derivative financial instruments of $8.6 million and net losses of $11.5 million, respectively.

Our gross margins were $26.4 million for the six months ended June 30, 2004 or 62 basis points on $4.3 billion in loan sales volume a decline of $15.2 million from $41.7 million or 81 basis points on $5.1 billion in loan sales volume for the comparable period in 2003.  Loan sales volume declined $866 million. This decline was a major contributor in our reduction in the dollar amout of gross margins. The remaining decline was due to the lower overall gross margins that resulted from lower pricing reflecting competitive pressures. In total, premium recapture and loss provisions are comparable between quarters. However, loan loss provision increased by $1.4 million for the second quarter of 2004 versus the same period in 2003, while premium recapture expense declined by $1.3 million. Going forward we generally expect premium recapture expense to decline due to the overall decline in refinance loans. Conversely, while we believe that our underwriting process is sound and effective, loan loss provisions may increase in the future due to a higher mix of Alt-A loans which have more complex underwriting and are more likely to be rejected by investors if we sell loans which do not meet the investors’ underwriting criteria.

Comparison between the first six months of 2003 and 2004 shows a decline in our gross margin rate from 81 basis points to 62 basis points.  Market conditions remain extremely competitive as interest rates increased during most of the six month period ending June 30, 2004.  Competitive pricing pressures remained a key factor in our reduced margins. Our actual gross margin percentages in each six month period were close to our target margin percentages and accordingly, we believe that our hedging program was successful in protecting profit margins on our loan originations in both periods.

We recorded interest income of $14.0 million for the six months ended June 30, 2004 and interest expense for the period was $6.8 million. The resulting net interest income earned on loan inventories was $7.2 million, representing 16 basis points on the first six months of 2004 loan production of $4.4 billion. For the comparable period ended June 30, 2003 interest income was $13.5 million and interest expense was $6.1 million. This resulted in net interest earned of $7.4 million, representing 14 basis points for six months ending June 30, 2003 loan production of $5.3 billion.

Total expenses incurred in the Mortgage Banking Business for the six months ended June 30, 2004 were approximately $45.1 million. Operating expenses, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense and other operating expenses), were approximately $38.3 million for the six months ended June 30, 2004. For the comparable period ended June 30, 2003, there were approximately $38.5 million of total expenses of which approximately $32.4 million were operating expenses. The increase in operating expenses in 2004 was due to the ongoing expansion of our mortgage banking operations, which are comprised of regional and branch loan production offices and headquarters operations. For the six months ended June 30, 2004, expenses included approximately $8.2 million in sales commissions, which vary in direct proportion with the volume of funded loans, or approximately 19 basis points (.19%) on $4.4 billion in funded loans. Operating expenses totaled $38.3 million, or approximately 87 basis points (.87%), on $4.4 billion in funded loans. Total variable and fixed basis point operating expenses (which is a measurement of the cost per loan) increased for the six months ended June 30, 2004 and June 30, 2003 (from 61 basis points in 2003 to 86 basis points in 2004). The operating cost per loan increased from $1,096 in 2003 to $1,518 per loan for the six months ended June 30, 2004. The increased cost per loan in 2004 compared to the cost in  2003 shows that the reduced loan production in the second quarter of 2004 also reduced efficiency due to a larger branch system (over capacity in some branches) and higher headquarters overhead.

The table below provides the relationship between estimated fixed, variable and total expenses for the six months ended June 30, 2004 and 2003 (dollars in thousands) (unaudited):

2004 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses

Employee compensation and benefits	$9,868	$16,095	$25,963
Office and occupancy expense	—	1,795	1,795
Professional fees	321	1,680	2,001
Other operating expense	2,597	5,951	8,548
Total operating expenses	12,786	25,521	38,307
Interest expense	6,767	—	6,767
Total expenses	$19,553	$25,521	$45,074

2003 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Fixed Expenses	Total Expenses

Employee compensation and benefits	$11,341	$10,253	$21,594
Office and occupancy expense	—	1,188	1,188
Professional fees	547	1,725	2,272
Other operating expense	2,801	4,520	7,321
Total operating expenses	14,689	17,686	32,375
Interest expense	6,122	—	6,122
Total expenses	$20,811	$17,686	$38,497

The table below provides a six month comparative view of loan production for 2004 and 2003 (unaudited):

	(in millions)
	2004	2003
January	$435	$598
February	558	618
March	877	862
April	1,147	1,030
May	751	876
June	666	1,301

Mortgage Asset Portfolio Business

Our Mortgage Asset Portfolio Business recorded a net loss of $2.7 million for the six month period ending June 30, 2004 as compared to net income gain of $10 million in 2003 for the same period. This decline was due in large part to the expenses recorded upon the sale of approximately 85% of our portfolio assts.

We held mortgage assets of approximately $161.3 million as of December 31, 2003.  As of June 30, 2004 mortgage assets were approximately $21.0 million. This reduction was based on a decision to liquidate the majority of our portfolio previously explained in section titled “Three Month Results”.

For the six months ended June 30, 2004, total revenue was approximately $2.8 million while for the same period in 2003 total revenue was $6.6 million. Expenses for the first six months of 2004 were approximately $7.4 million, while expenses for the same period of 2003 were $5.3 million. Approximately $5.3 million of expense the six month period ending June 30, 2004 expenses are related to portfolio sales. Included in the total Mortgage Asset Portfolio Business expense of approximately $7.4 million for the six months ended June 30, 2004, are $5.3 million of valuation adjustment expense related to the sale of bond collateral.

Liquidity and Capital Resources

General

Our sources of liquidity during the six months ended June 30, 2004 primarily consisted of the following:

•                                          borrowings under our warehouse and other credit facilities;

•                                          revenues generated by our mortgage banking operating activities including interest income, broker fees, loan sale proceeds and hedge proceeds;

•                                          sale of the majority of our Mortgage Asset Portfolio;

•                                          excess interest spread in the Mortgage Asset Portfolio Business, net of repayments to servicers for past principal and interest advances on completed real estate owned dispositions.

Our primary cash requirements included:

•                                          funding our mortgage loan originations;

•                                          hedging losses;

•                                          interest expense under our warehouse facilities;

•                                          operating expenses, including commissions;

•                                          repayment of our borrowings;

•                                          repurchase of stock; and

•                                          maintaining a “restricted cash” account, which includes amounts required to be held by certain warehouse line providers that may not be used in our operations or as equity for other warehouse lines of credit.

As our mortgage banking operations have grown and our mortgage asset portfolio has declined through portfolio sales and borrower payoffs, our cash flow from investment activities has continued to decline in amounts and materiality.

Cash Generated By and Used In Our Operations

During the six months ended June 30, 2004, on a consolidated basis we had net positive cash flow of $6.5 million. The principal factors impacting our positive cash flow are:

•                  Net increases in our cash investment in loan inventories totaled approximately $4.4 million.  Our warehouse line lending agreements allow us to borrow from 96% to 99% of the lesser of par or market value for each mortgage loan. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded with equity capital. We typically have cash invested totaling between 2% to 4% of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Mortgage loans held for sale increased from approximately $276.8 million at December 31, 2003 to approximately $466.3 million at June 30, 2004. An increase in the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, will cause cash reserves necessary to carry loan inventories to increase in direct proportion to the inventory held.

•                  Sale of portfolio assets provided net cash of $24.9 million.

•                  Stock repurchase of 511,490 shares for $4.5 million.

•                  Paid short term debt facility of $3.0 million.

•                  Consolidated cash revenues collected exceeded payments of consolidated cash expenses by approximately $1.3 million.

•                  We prepaid warehouse line facility fees and workers compensation premiums totaling $1.1 million, paid state taxes totaling $2.7 million (approximately  $2.5 million will be applied against future California corporate income taxes), had capital expenditures that totaled approximately $1.1 million, and paid 2003 accrued bonuses and incentives that totaled approximately $2.8 million.

We anticipate that our future liquidity will be predominantly impacted by our mortgage banking activities. For the remainder of 2004, wherever possible, we are managing staffing levels and utilizing as much of our existing infrastructure to balance our loan production while growing our sales presence in existing and new markets. Our market share growth strategy is designed to generate loan volumes from new customers and increased business with existing customers in order to sustain, and potentially increase loan production, despite a continued contraction in the overall loan origination market. We will attempt to increase the proportion of variable costs while controlling fixed costs to minimize total expenses and maximize capacity utilization as we execute our market share growth strategy. For the remainder of 2004, we expect to originate $650 million to $750 million per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We expect our loan inventories to generally grow in proportion to growth in funding volume, and consequently expect to make additional cash investments in loan inventories.  We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. If our funding volumes do not generate sufficient revenues, we may utilize cash to fund operating losses. We intend to use cash reserves, borrowings under the warehouse facilities as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations. We are therefore dependent on significant levels of warehouse financing to help execute our mortgage banking strategy. Furthermore, we must originate minimum levels of loans ($650 million to $750 million) to be profitable. See Business Risk Factors in Item 1. Management believes that our company has sufficient sources of liquidity at June 30, 2004 to meet anticipated business requirements for the foreseeable future.

Short-Term Debt

As of June 30, 2004, short-term debt consists of $454 million of revolving credit lines (warehouse facilities) used to fund our lending activities. As of June 30, 2004, mortgage loans held for sale totaling $466 million were pledged as collateral for the warehouse facilities. We are dependent on our warehouse lending facilities to operate our business.  We must maintain, renew or replace our warehouse lines of credit in order to continue to fund loans.  Our warehouse facilities consist of borrowings of $454 million with four financial institutions. At June 30, 2004, our maximum available borrowings combined, from these four financial institutions is $1.4 billion. These facilities typically advance 96% to 99% of the lesser of par or market value of the loans pledged as collateral. Such financing is currently provided primarily under (i) a 364-day secured mortgage warehousing revolving credit agreement, dated as of November 26, 2001, (the “Bank Credit Agreement”) with JPMorgan/Chase Bank; (ii) secured mortgage warehousing revolving credit agreement, originally dated March 28, 2002, (the “UBS Warburg Agreement”) with UBS Warburg Real Estate Securities Inc.; (iii) secured mortgage warehousing revolving credit agreement, originally dated October 11, 2002, (the “Countrywide Agreement”) with Countrywide Warehouse Lending, Inc.; and (iv) a 364-day secured mortgage warehousing revolving credit agreement, dated as of September 15, 2003, (the “RFC Agreement”) with Residential Funding Corporation. These warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of our Company. During the second quarter of 2004 certain loan agreement covenants were modified to delay quarterly profitability threshold review until September 30, 2004. As of June 30, 2004, we were in compliance with our warehouse lending agreements. We believe we are in good standing with our warehouse providers and is in the process of renegotiating warehouse lending covenants and increasing warehouse loan limits. Any future reductions or restrictions in our warehouse capacity could reduce the volume of loans that we are able to fund and could therefore reduce our revenues and earnings.

In 2001, we also entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bore interest at 12% and as of March 31, 2004, there was $3 million in borrowings outstanding. The loan was paid off in April 2004 and the Subordinated Loan Agreement was cancelled. We therefore will have no further access to this borrowing facility.

In April of 2004, we entered into agreements to sell 85% of our mortgage portfolio assets. As a result, at March 31, 2004, we reclassified approximately $90 million of our long-term debt to short-term debt. Net proceeds from the portfolio sales totaled approximately $24.9 million in the second quarter of 2004. We expect to receive an additional $1.7 million prior to December 31, 2004 from the remaining sixty loans held as of June 30, 2004. As of July 31, 2004 forty-three mortgage loans remain unsold.

Long-Term Debt—Non Recourse Mortgage- Backed Notes

Our long-term debt consists of CMO/FASIT 1998-1 mortgage-backed notes, which are collateralized by bond collateral mortgage loans and bond collateral real estate owned. Obligations under the mortgage-backed notes are payable solely from the proceeds from the bond collateral and are otherwise non-recourse to the Company.

Rate Lock Commitments to Borrowers and Commitments to Sell Loans

In the ordinary course of business, we make rate lock commitments to borrowers which obligate us to fund mortgages at set interest rates. The values of the underlying loans, and thus our expected gain on the subsequent funding and sale of these loans, may be impacted by subsequent changes in market interest rates. Accordingly, we attempt to protect (or hedge) our pricing margins by utilizing forward sales of TBAs and options on TBAs. The hedges typically increase or decrease in value in correlation to offsetting decreases or increases in the value of the loans. As loans fund, we typically sell or assign our hedges and enter into mandatory loan sale commitments with our correspondent investors.

The following table summarizes our rate lock commitments and our commitments to sell mortgage-backed securities and mortgage loans (dollars in thousands) (unaudited):

	6/30/04	6/30/03
Commitments to originate loans at set interest rates	$799,974	$1,811,795
Forward sales of mortgage-backed securities (TBA and options on TBAs)	815,500	1,626,500
Mandatory commitments to sell mortgage loans held for sale	162,155	220,805

For the purposes of hedging our interest rate exposure on our pipeline, we make various assumptions in order to estimate the rate lock commitments which will not close (fallout ratio). The fallout ratio is applied to the total pipeline to arrive at the net exposure to interest rate changes in the market. The pipeline, after applying the fallout ratio, amounted to $473.4 million and $1,163.2 million at June 30, 2004 and 2003, respectively. Included in our pipeline are uncommitted loans held for sale of $304.1 million and $355.5 million at June 30, 2004 and June 30, 2003 respectively. The rate lock commitments on our pipeline are hedged utilizing forward sales of mortgage-backed securities and options. Some of these commitments may ultimately be denied by our Company or declined by the borrower, and therefore, the commitment amounts do not necessarily represent future cash requirements.

Lease and Long-Term Debt Commitments

In order to better understand our future obligations under our leases and long-term debt agreements, the table below shows our expected future payments for these debt instruments.

	Payments Due by Period (dollars in thousands) (unaudited)
Contractual Obligations as of June 30, 2004	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt	$18,043	$9,078	$6,576	$2,389	$0
Operating Leases	11,253	4,352	4,965	1,936	—
Total	$29,296	$13,430	$11,541	$4,325	$0

Long-term debt is in the form of bonds which are directly tied to bond collateral (assets) and are in the form of mortgage loans.

Business Risk Factors

Risks Associated with Our Mortgage Banking Business

We Have a Limited Operating History in the Mortgage Origination Industry, Which Makes it Difficult to Evaluate Our Current Business Performance and Future Prospects

Our Company was formed in 1997 and operated as a mortgage REIT (mortgage portfolio investment) until the fourth quarter of 2001, at which time we began originating and selling residential mortgages (mortgage banking). As a result, comparisons between financial performance in current quarters and past quarters may not be helpful in evaluating our current performance or our future prospects. The market for mortgage originations have been dominated by unprecedented levels of refinances in 2002 and 2003 due to historically low interest rates. While our executive officers have extensive mortgage origination and mortgage banking experience, and we have hired experienced personnel in our mortgage banking subsidiary, the Company does not have a significant history as a mortgage banking company and many uncertainties exist as competitors address the significant contraction of the mortgage market. This may limit our ability to evaluate our current performance and project our future performance.

We Expect Our Fixed Operating Expenses to Continue to Increase, Which May Adversely Affect Our Results of Operations

Our Mortgage Banking Business had a net loss of approximately $2.8 million (after income tax benefits) for the six month period ended June 30, 2004. These losses were primarily attributable to a decline in loan funding volumes and revenues and higher overhead expenses as compared to the same period in 2003. We expect to incur additional costs and expenses related to the expansion of our sales force and regional underwriting centers. If this expansion does not result in adequate revenues, our financial performance will suffer. We must generate approximately $650 million to $750 million in sales volume per month, depending on pricing margins achieved, to meet our expense obligations. We are expanding our business operations and increasing our fixed expenses in a contracting market.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our increased level of expenses. In addition, we expect to realize income tax benefits against future profits and taxes, some of the tax benefits may have to be reversed (valuation account established) in the future if significant operating losses occur, or if we determine at a future date that forecasted operating profits may not be sufficient to fully utilize deferred tax assets. See “Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations.”

We May Not Be Able to Effectively Manage the Growth of Our Business

Over the past three years, we have experienced rapid growth. In the beginning of 2001, we had approximately 20 employees. As of June 30, 2004, we had approximately 702 employees. Many of these employees have very limited experience with us and a limited understanding of our systems. Many of our financial, operational and managerial systems were designed for a small business and have only recently been upgraded or replaced to support larger scale operations. If we fail to manage our growth effectively, our expenses could increase, negatively affecting our financial results.

Expanding Our Market Presence and Market Share in the Face of a Contracting Market May Not Be Successful

The origination market was an estimated $3.8 trillion in 2003 due to low interest rates which spurred both strong home sales and refinance demand. In 2004, the origination market is expected to contract to $2.5 trillion. Competitiveness will increase in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. Wherever possible we are managing staffing levels and utilizing  our existing infrastructure to load balance our loan production while growing our sales presence in existing and new markets. Our expansion is based on increasing variable costs while controlling fixed costs to minimize operating losses and maximizing capacity utilization. There can be no assurance that this strategy will be successful in the face of stiffening competition amid a contracting marketplace.

Competition in the Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

Our success in the Mortgage Banking Business depends, in large part, on our ability to originate loans in sufficient quantity such that the gain on sales of loans net of hedge costs are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling loans, we compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating residential 1-4 unit mortgages, many of which have greater financial resources than us. We also face competition from companies already established in these markets. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market was an estimated $3.8 trillion in 2003, due to strong home sales, low interest rates and strong refinance demand. In 2004 the origination market is expected to contract to $2.5 trillion. Competitiveness will increase in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that the variety and the price competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even as the overall market for mortgages declines; however, there can be no assurance that we will be able to successfully and profitably compete.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Sustain Profitable Operations

We have made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support our loan origination business. At June 30, 2004, lease commitments for headquarter and regional offices totaled approximately 169,800 square feet. There were 702 employees which include 121 which are paid solely by commissions. The balance of employees are salaried or hourly employees. In order to achieve profitability at this staffing level, our monthly loan sales volume must be approximately $700 to $900 million. By the end of the third quarter of 2004 we will have reduced our staffing level and other fixed expenses to enable profitable levels at the $650 to $750 million monthly sales volume level, but there can be no assurance this can be accomplished. Since our revenues are tied directly to the level of loan production and subsequent sale, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. During the first six months of 2004, interest rates increased, and loan originations decreased to the point of unprofitability for the entire period. Interest rate movements are not easily projected and may adversely affect financial results in the future. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted.

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

Our Financial Results Fluctuate As a Result of Seasonality and Other Timing Factors, Which Makes It Difficult To Predict Our Future Performance and May Affect the Price of Our Common Stock

Although the refinance portion of our Mortgage Banking Business is not seasonal, our purchase business is generally subject to seasonal trends. During 2003, our refinance business grew to 90% of our activity. In 2004, as we return to more normal markets and purchase and refinance activity become more equal, seasonality will again become a significant factor in our business. Seasonality trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry.

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

Contracting Mortgage Origination Market May Adversely Impact Our Business

According to the Mortgage Bankers Association, 2003 was a record year with $3.8 trillion in mortgage loan originations; however, 2004 is currently projected to be $2.5 trillion. This expected contraction is due to generally higher mortgage interest rates and a decline in the level of loan refinancing. We anticipate higher costs per loan and lower per loan revenue as a direct consequence of the expected market contraction and increased competition. Increased market share in existing markets and planned expansion into new markets may be insufficient to prevent an overall decline in results of operations. The growth of our business may also be adversely impacted due to general market contractions. We are expanding our business operations and increasing expenses in a contracting market.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment, which will put pressure on our gross margins.  If we are not able to accomplish this strategy, we would likely experience losses due to our increased level of expenses.

Our Hedging Strategies May Not Be Successful in Mitigating Our Risks Associated With Interest Rate Changes

We use forward sales of mortgage-backed loan securities (TBA) and options on mortgage-backed securities (MBS) which are classified as derivative financial instruments, to provide a level of protection against interest rate risks. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of our rate lock commitments and loans not yet committed for sale. We cannot assure you, however, that our use of derivatives will offset all of our risk related to changes in interest rates. There have been periods, and it is possible that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the desired effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. If we poorly design strategies or improperly execute transactions we could actually increase our exposure to interest rate risk and potential losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

We offer loan programs of many terms, from thirty year fixed interest rate loans to one year adjustable rate loans. The hedging instruments used, on balance, correlate satisfactorily with the thirty and fifteen year loan programs. The hedging instruments used for our shorter term loan programs and adjustable interest rate loans have a somewhat lower correlation to changes in market interest rates than do thirty year term programs. Consequently, the design of our hedge strategy may not be effective at certain times and this occurrence could be amplified for these shorter term loan programs.

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

The value of the mortgage loans that we originate is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when we have committed to funding the loan (rate lock commitments) and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when we commit to sell, or sell the loans to third-party purchasers (uncommitted loans). These rate lock commitments and uncommitted loans held for sale are collectively referred to as our pipeline. To manage the interest rate risk of our pipeline, we continuously project the percentage of the pipeline loans we expect to close. Because projecting a percentage of pipeline loans that will close is especially difficult during periods of volatile interest rates, we cannot assure that our projections will be accurate. On the basis of such projections, we use forward sales of mortgage-backed securities (TBA) and options on MBS, which are classified as derivative instruments. These “hedges” are designed to mitigate the adverse impact interest rate fluctuations may have on the value of the pipeline. Our use of hedges is based in part on our estimates as to the percentage of loans that will close, and therefore we cannot assure you that our use of derivative securities will offset the risk of changes in interest rates.

If interest rates change, the actual percentage of pipeline loans that close may differ from the projected percentage. A sudden significant increase in interest rates can cause a higher percentage of pipeline loans to close than projected. We may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of derivative securities, adversely affecting results of operations. Likewise, if a lower percentage of pipeline loans closes than was projected, due to a sudden decrease in interest rates or otherwise, we have and may in the future adjust our hedge positions or mandatory sales commitments at a significant cost, adversely affecting our results of operations. This risk is greater during times of interest rate volatility.

We Are Subject to Counterparty Risks on Loan Sale Commitments and Hedging Transactions

In connection with our mortgage loan sales, which involve the sale of mortgage loans and mortgage-backed securities on a forward or other deferred delivery and payment basis, we may enter into forward sales of mortgage-backed securities (TBA) and options on MBS in connection with our hedging activities. We have credit risk exposure to the extent purchasers/sellers are unable to meet the terms of their forward purchase/sale contracts. As is customary in the marketplace, none of the forward payment obligations of any of our counterparties is currently secured or subject to margin requirements. We attempt to limit our credit exposure on forward sales arrangements on mortgage loans and mortgage-backed securities by entering into forward contracts only with institutions that we believe are acceptable credit risks, and which have substantial capital and an established track record in correspondent lending. We further attempt to limit our credit exposure on hedging transactions by dealing with a wide variety of firms. If counterparties do not perform, our results of operations may be adversely affected.

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

We currently have revolving warehouse borrowing facilities in place totaling $1.4 billion. These facilities enable AmNet to fund up to approximately $1.6 billion on a monthly basis. In order to continue our operations, we must maintain, renew or replace warehouse lines of credit. There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to renew our current warehouse facilities with JP Morgan/Chase Bank, UBS Warburg Real Estate Securities, Countrywide Warehouse Lending, Inc. and Residential Funding Corporation. Failure to renew facilities would limit our potential to fund loans and may adversely affect our financial results. Among the factors that will affect our ability to renew and expand our warehouse line borrowings are financial market conditions and the value and performance of our Company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. During the second quarter of 2004 certain loan agreement covenants were modified to delay quarterly profitability threshold review until September 30, 2004. There can be no assurance that we will be able to comply with these delayed threshold reviews. These agreements also contain cross-default provisions, so that if a default occurs, under one agreement, the lenders under our other agreements could also declare a default. Any default under our credit facilities could have an adverse effect on our financial results. As of June 30, 2004, we were in compliance with our warehouse lending agreements.

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

We Sell a Substantial Portion of Loans We Originate to Competitors

We have warehouse line facilities with Countrywide. We also sell a portion of our loans to two of our competitors, Countrywide Home Loans, Inc., 62% in the first six months of 2004, and 16% were sold to Wells Fargo for the same time period. If either Countrywide or Wells Fargo changes its correspondent lending strategy or procedures, or stops purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms. We could also be forced to find other sources of warehouse line lending. Any of these results may have an adverse effect on our results of operations.

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

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California.

A large proportion of loans we fund are concentrated in California (26.2% of all loans closed for the six month period ended June 30, 2004). Although we have expanded our operations on the East Coast of the United States, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent lenders for loans in California, potentially adversely affecting our results of operations and financial condition.

Non-saleable or Repurchased Loans May Adversely Impact Results of Operations and Our Financial Position

In connection with the sale of loans to correspondent investors, we make a variety of representations and warranties regarding the loans, including those that are customary in the industry relating to, among other things, compliance with laws, regulations and investor program standards and the accuracy of information on the loan documents and in the loan file. In the event that an investor finds that a loan or group of loans violates our representations, the investor may require us to repurchase the loan or loan group and bear any potential related loss on the disposition of the loans, or provide an indemnification for any losses sustained by the investor on the loans. Additionally, we may originate a loan that does not meet investor underwriting criteria or has some other defect, requiring us to sell the loans at a significant discount. We have hired experienced personnel at all levels and have established significant controls to ensure that all loans are originated to our underwriting standards, and are maintained in compliance with all of the representations made by us in connection with our loan sale agreements. However, there can be no assurances that mistakes will not be made or that certain employees will not deliberately violate our lending policies and, accordingly, we are subject to repurchase risk and losses on unsaleable loans. Typically, with respect to any loan that might be repurchased or unsaleable, we would correct the flaws if possible and re-sell the loan in the market. We have created repurchase reserves to provide for this contingency on our financial statements, but there can be no assurances that loan losses associated with repurchased or unsaleable loans will not adversely impact results of operations or the financial condition of our Company.

The Company is Beginning to Lend to Sub-prime Borrowers which May Adversely Affect Earnings

Beginning in March of 2004, the Company began lending to sub-prime borrowers. Credit risks associated with sub-prime mortgage loans will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principal difference between sub-prime mortgage loans and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor’s non-owner occupancy status with respect to the mortgaged property. We have added personnel in a centralized sub-prime underwriting and funding center to help mitigate the risks associated with these loans, however there can be no assurance that all sub-prime loans will be able to be sold to investors at a profit. If we are not successful, higher overhead incurred to produce these loans may not be covered by the income derived from sub-prime lending.

Our of Recourse Reserve is Difficult to Estimate Given Our Limited History in the Mortgage Banking Business

We began our Mortgage Banking segment in November of 2001. Mortgage loans we sell to investors provide for repurchase of loans which become delinquent within varying timeframes. Our limited history makes it difficult to assess the amount of recourse reserves which should be provided given these recourse arrangements. Therefore there is no assurance that our recourse reserves are adequate.

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

It is against our policy to engage in predatory lending practices, and we have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, because the companies that buy our loans and/or provide financing for our loans origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans. If we relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. The growing number of these laws, rules and regulations will likely increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

The Success and Growth of Our Business Will Depend Upon Our Ability to Adapt to, Implement and Maintain Technological Changes

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and fund loans. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the internet, accept electronic signatures, and provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

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

Capital Shortages Could Impede the Ability to Execute Our Mortgage Banking Strategy

Our mortgage banking activities require a significant level of cash reserves and capital to support loan inventories and overhead exposure. Additionally, while we utilize warehouse credit facilities to fund our loan origination activity, we must invest cash equity in our loan inventories approximating 1% to 4% of the cost basis of these loans. While we believe our capital base, cash reserves and cash flow from the sale of a majority of our Mortgage Asset Portfolio Business and mortgage banking revenues will be sufficient to enable us to execute our mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring us to raise additional debt or equity capital or decrease or cease our origination activities.

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

Further, in rare cases, the mortgage broker may knowingly or unknowingly submit an application wherein multiple parties to the transaction (borrower, appraiser, seller, or title insurer) work in collusion to inflate the property value and/or falsify other documentation in order to obtain a mortgage loan. These types of fraudulent mortgage loans will have a high risk of default, and will likely not be fully recoverable through disposition of the underlying property securing the mortgage loans.

Should material fraud be detected on a mortgage loan prior to sale to an investor, the mortgage loan may have to be sold at a significant discount or may not be saleable. Should material fraud or mistakes in loan documentation be detected after a mortgage loan is sold to a correspondent investor, we may be required to repurchase the loan or indemnify the investor. While the investor and/or we can initiate foreclosure proceedings on any loan deemed to be fraudulently obtained, we could incur significant losses on these fraudulent mortgage loans if principal or interest is not fully recovered through the foreclosure and disposition of the underlying property securing the mortgage loan.

We have established risk management and quality control committees to set policy and manage exposure to credit losses due to fraud, compliance errors or non-compliance with our underwriting standards. Regular quality control audits are done on representative samples of mortgage loans and all mortgage loans submitted by brokers who come under suspicion in the normal course business. Additionally, we have numerous controls and processes to ensure that all of the mortgage loans applications submitted through mortgage brokers are not based on fraudulent or intentionally misrepresented documentation. However, there can be no assurances that the broker and/or borrowers do not submit fraudulent or inaccurate documentation that is not detected by our personnel or by electronic fraud checks utilized by us. Should we originate significant numbers of fraudulent loan or loans based on inaccurate documentation, our results of operations and financial condition could be materially adversely affected.

If We Are Unable to Maintain and Expand Our Network of Independent Brokers, Our Loans Origination Business Will Decrease

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

Risks Associated with Our Mortgage Asset Portfolio Business

In May 2004, we sold the majority of our bond collateral mortgage loans and bond collateral real estate owned. Proceeds from the sale were used to retire $116.0 million of bond debt, leaving $18.0 million of bond debt at June 30, 2004. As such, the Mortgage Asset Portfolio Business is not expected to have a material impact on the Company’s financial statements going forward. The risks associated with our remaining Mortgage Asset Portfolio Business are outlined in our 2003 form 10-K filed with the SEC on March 30, 2004.

The Purchasers of the Portfolios Failed to Purchase all of the Bond Collateral and We Are Now Trying  to Sell the Remainder of  the Assets to Another Purchaser or Attempt to Enforce Remedies under Representations and Warranties Obtained from the Original Seller/Servicers Which May No Longer be Enforceable

In connection with their due diligence, the firms purchasing the majority of the remaining bond collateral rejected approximately $4.5 million of certain loans due to non-compliance with regulatory requirements in place at the time the loans were originated.  We have protections under the representation and warranties provided by the original seller/servicers from which we purchased the loans, and we expect to successfully exercise those remedies. Some of the rejected loans were subsequently sold to other buyers and closed prior to June 30, 2004. Remaining rejected loans are being put out to bid and are expected to be sold prior to December 31, 2004. The cost and losses expected to be incurred from the final disposition of the rejected mortgage loans has been accrued in our financial statements, however there can be no assurances that these provisions will be sufficient.  As of June 30, 2004 we had approximately $1.7 million of these loans which are carried at their estimated realizable value.

However, the protections afforded by the representations and warranties obtained from the original seller/servicer may no longer be enforceable. Certain sellers/servicers may no longer be in existence or the passage of time may have rendered the claim for a breach uncertain. In this event, we would need to re-sell or refinance the collateral and potentially incur cost or losses in the disposition of these assets and potentially utilize cash recourses to carry these assets in the meantime.  Accordingly, while we have received approximately $24.9 million in loan sale proceeds and expect to receive an additional $1.7 million in loan sale proceeds before December 31, 2004; there can be no assurance all of the $1.7 million will be received or significant delays in loan sales will not occur.

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

Mortgage Asset Portfolio Business

Interest Rate Risk

Our operating results for this business segment will depend in large part on differences between the income earned from our assets (net of credit losses) and our borrowing costs. All but $1.7 million of this business segment’s bond collateral and real estate owned are pledged as collateral for long-term debt (securitizations). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, which creates a mismatch between asset yields and borrowing rates.  Consequently, changes in interest rates, particularly short-term interest rates, may influence the Mortgage Asset Portfolio Business net income. Long-term debt interest rates are tied to LIBOR.  Increases in these rates will tend to decrease net income from the Mortgage Asset Portfolio Business.

Other Risks

We have sold approximately 85% of our portfolio and retired related debt. As of June 30, 2004 approximately $1.7 million of mortgage loans were not accepted by buyers of our portfolio sale.  We are currently seeking other buyers for these loans.   If new buyers cannot be located we may have to arrange alternative short-term financing and our costs of carrying these assets could increase significantly. Our estimates of net proceeds and expenses could also be affected by these changes.

Sensitivity Analysis

The methods we have used in our sensitivity analysis have not changed significantly since December 31, 2003. Our mortgage asset portfolio (although diminished in size as a result of asset sales) is subject to interest rate risk.

We have performed various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments, and these techniques rely upon a number of critical assumptions. The scenarios presented in the table below are illustrative. Actual experience may differ materially from the estimated amounts presented for each scenario. To the extent that yield curve shifts are non-parallel, and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary. Such variances may prove material.

			If Interest Rates Were To
	June 30, 2004		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$50,944	$50,944	$50,944	$50,944	$50,944	$50,944
Mortgage loans held for sale, net, pledged, (lower of cost or market)	466,281	471,347	465,618	475,867	459,672	480,102
Bond collateral and real estate owned, net	19,257	19,641	19,637	19,647	19,635	19,653
Total interest-earning assets	$536,482	$541,932	$536,199	$546,458	$530,251	$550,699

Interest-bearing liabilities:
Short-term debt	$453,808	$453,808	$453,808	$453,808	$453,808	$453,808
Long-term debt, net	18,043	18,043	18,043	18,043	18,043	18,043
Derivative financial instruments	2,101	2,101	(7,367)	2,687	(12,524)	8,212
Total interest-bearing liabilities	$473,952	$473,952	$464,484	$474,538	$459,327	$480,063

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

Bond Collateral, Mortgage Loans and Real Estate Owned, Net

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

The Company filed a lawsuit in 2003 for breach of contract, unfair competition and misappropriation of trade secrets against LoanCity.com and other individuals. On March 10, 2004, the Company was awarded $3.4 million in compensatory and punitive damages. LoanCity.com and other defendants posted a surety bond for approximately $5 million.  If an appeal of the verdict is made by LoanCity.com and the other defendants, the court would require the process to begin by the end of 2004.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

	Our Purchase of Equity Securities

	Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

	Month #1 (April 1, 2004 to April 30, 2004)	—	—	—	400,000

	Month #2 (May 1, 2004 to May 31, 2004)	—	—	—	400,000

	Month #3 (June 1, 2004 to June 30, 2004)	511,490 (purchased from 6/4/04 to 6/24/04) (Note 1)	$8.81	11,490	388,510

	Total	511,490	$8.81	11,490	388,510

	Note 1) The Company purchased 500,000 shares through a privately negotiated transaction with a single entity.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about

July 1, 2004 for its Annual Meeting of Stockholders held August 12, 2004.  At the Company’s Annual Meeting, the stockholders were asked to consider two proposals.

The first proposal considered by the stockholders of the Annual Meeting involved the election of three Class I directors.  The existing Board of Directors selected three nominees, all of whom ran unopposed and each of whom was then serving as a Class I director.  The nominees of the Board, and the voting results with respect thereto, were:

Name	Votes For	Withheld
H. James Brown	6,445,376	826,245
David Nierenberg	7,236,526	35,095
Herbert Tasker	7,104,136	167,485

The following directors’ terms of office continued after the Annual Meeting: Robert A. Gunst, Keith Johnson, Richard T. Pratt, John M. Robbins, Robert T. Barnum, and Mark J. Riedy.

The second proposal considered by the stockholders of the annual meeting involved the approval of the 2004 Equity Incentive Plan (the “2004 Plan”).  The 2004 Plan is intended to replace our 1997 Stock Incentive Plan, 1997 Stock Option Plan and 1997 Outside Directors Plan (collectively the “Prior Plans”) which terminate upon approval of the 2004 Plan by the stockholders.

Approval of the 2004 Plan by the stockholders combines previously authorized but unissued stock options of One Hundred Nine Thousand Six Hundred Fifty (109,650) shares with a new authorization of Five Hundred Thousand (500,000) shares.  The voting results as to the second proposal were as follows:

	For	Against	Abstentions	Broker Non-Votes
2004 Plan	3,900,953	408,110	10,007	2,953,151

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

(a)		Exhibits

	*	3.1	Second Articles of Amendment and Restatement of the Registrant
	****	3.1 A	Articles of Amendment (regarding name change)
	**	3.2	Fourth Amended and Restated Bylaws of the Registrant
	***	4.1	Registration Rights Agreement dated February 11, 1997
	**	4.3	First Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004
		10.27	2004 Equity Incentive Plan
		10.28	Stock Repurchase Agreement
		10.29	Supplemental Executive Retirement Plan
		31.1	Section 302 CEO Certification
		31.2	Section 302 CFO Certification
		32.1	Section 906 CEO Certification
		32.2	Section 906 CFO Certification

*	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003
**	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 30, 2004
***	Incorporated by reference to our registration statement on Form S-11 filed September 25, 1997
****	Incorporated by reference to our quarterly report form 10-Q for the fiscal quarter ended March 31, 2004 filed May 17, 2004.

(b)		Reports on Form 8-K – The Company filed or furnished the following reports on form 8-K during the quarter

	Date	Items
	5/13/2004	Item 7 Exhibits (press release furnished)
Item 12 results of operations and financial condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMNET MORTGAGE, INC.

Dated: August 16, 2004	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President
Chief Financial Officer