Form 10-Q
period 2004-09-30
AmNet Mortgage, Inc.
filed 2004-11-15
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2004

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

☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,310,194 as of October 29, 2004

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2004 and September 30, 2003 and for the nine months ended September 30, 2004 and September 30, 2003.

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003.

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets, unaudited

(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003

ASSETS
Cash and cash equivalents	$46,133	$44,400
Cash and cash equivalents—restricted	2,100	2,100
Mortgage loans held for sale, net, pledged (lower of cost or market)	394,368	276,781
Bond collateral, mortgage loans, net	16,526	157,872
Bond collateral, real estate owned, net	671	3,380
Accounts receivable—mortgage loans sold/funded	8,855	3,856
Income tax refunds receivable	3,488	—
Derivative financial instruments	237	(1,224)
Accrued interest receivable	898	2,593
Deferred taxes	4,992	5,694
Other assets	6,183	5,520
	$484,451	$500,972

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$380,791	$268,619
Accrued interest payable	677	494
Accrued expenses and other liabilities	9,904	12,950
Long-term debt, net	15,869	130,295
Total liabilities	407,241	412,358
Commitments and contingencies (Note 12)
Minority interest	161	129
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 24,900,000 shares authorized; 7,310,194 shares issued and outstanding in 2004, and 7,873,714 shares issued and outstanding in 2003	73	79
Additional paid-in-capital	103,739	108,719
Accumulated deficit	(26,763)	(20,313)
Total stockholders’ equity	77,049	88,485
	$484,451	$500,972

See accompanying notes to consolidated financial statements.

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited

(in thousands, except per share data)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For The Nine Months Ended September 30, 2003

Revenues
Gain on sales of loans	$24,198	$9,580	$42,037	$62,760
Derivative financial instruments and market adjustments
Derivative financial instruments—forward sales of mortgage-backed securities and options to sell mortgage-backed securities	(7,793)	4,194	(2,423)	1,115
Market adjustment on interest rate lock commitments	(3,753)	10,955	(520)	2,539
Total derivative financial instruments and market adjustments	(11,546)	15,149	(2,943)	3,654
Interest on mortgage assets	8,227	13,046	24,437	32,684
Other income	281	558	1,010	1,021
Total revenue, net of derivative financial instruments and adjustments	21,160	38,333	64,541	100,119
Expenses
Employee compensation and benefits	12,752	14,030	38,994	36,100
Interest expense	4,420	5,646	12,414	14,456
Office and occupancy expense	1,076	706	2,871	1,894
Provision for loan losses (bond collateral)	80	764	208	2,478
Gain on sale of real estate owned, net	(86)	(236)	(406)	(751)
Loss on bond collateral sold	(437)	—	4,872	—
Professional fees	925	1,432	3,329	4,174
Other operating expenses	4,098	5,002	13,038	12,781
Total expenses	22,828	27,344	75,320	71,132
(Loss) income before income taxes	(1,668)	10,989	(10,779)	28,987
Income tax (benefit) provision	(683)	3,221	(4,328)	(442)
Net (loss) income	$(985)	$7,768	$(6,451)	$29,429

Basic weighted average shares outstanding	7,364,244	7,858,733	7,716,079	7,861,665
Diluted weighted average shares outstanding	7,364,244	8,521,286	7,716,079	8,524,218

Net (loss) income per share-basic	$(0.13)	$0.99	$(0.84)	$3.74

Net (loss) income per share-diluted	$(0.13)	$0.91	$(0.84)	$3.45

See accompanying notes to consolidated financial statements.

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,451)	$29,429
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on bond collateral sold	4,872	—
Amortization of mortgage assets premiums	995	2,663
Amortization of CMO capitalized costs	474	265
Provision for loan losses	208	2,477
Change in real estate owned provision	473	1,573
Gain on sale of real estate owned, net	(406)	(751)
Proceeds from sale of mortgage loans held for sale	6,402,844	8,345,391
Mortgage loan originations	(6,520,430)	(8,322,279)
Increase in restricted cash	—	(975)
(Increase)/decrease in accounts receivable—mortgage loans sold/funded	(4,999)	1,653
Increase in income tax refunds receivable	(3,488)	—
Decrease in accrued interest receivable	1,695	1,543
Decrease/(increase) in deferred taxes	702	(9,865)
Increase in other assets	(661)	(2,322)
(Increase)/decrease in derivative financial instruments	(1,461)	1,519
Increase/(decrease) in accrued interest payable	183	(39)
(Decrease)/increase in accrued expenses and other liabilities	(3,045)	14,312
Increase in minority interest	32	26
Net cash (used in)/provided by operating activities	(128,463)	64,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans	24,991	68,781
Proceeds from sale of bond collateral	111,150	—
Proceeds from sale of real estate owned	1,771	7,627
Net cash provided by investing activities	137,912	76,408
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(29,410)	(84,437)
Payments on long-term debt from sale of bond collateral	(85,491)	—
Increase/(decrease) in net borrowings from short-term debt	112,172	(25,776)
Stock options exercised	158	40
Purchase of treasury stock	(5,145)	(145)
Net cash used in financing activities	(7,716)	(110,318)
Net increase in cash and cash equivalents	1,733	30,710
Cash and cash equivalents at beginning of year	44,400	13,647
Cash and cash equivalents at end of period	$46,133	$44,357
Supplemental information:
Interest paid	$12,232	$14,496
Taxes paid	$2,832	$160
Transfers from bond collateral, mortgage loans, net to real estate owned	$1,127	$4,378

See accompanying notes to consolidated financial statements.

AMNET MORTGAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

In May 2004, American Residential Investment Trust, Inc. changed its name to AmNet Mortgage, Inc.

The consolidated financial statements include the accounts of AmNet Mortgage, Inc., a Maryland corporation, American Mortgage Network, Inc., a Delaware corporation and wholly-owned subsidiary of AmNet Mortgage, Inc., American Residential Eagle, Inc., a Delaware special purpose corporation and wholly-owned subsidiary of AmNet Mortgage Inc. and American Residential Eagle 2, Inc., a Delaware limited purpose corporation and wholly-owned subsidiary of American Residential Eagle, Inc. Substantially all of the assets of American Residential Eagle, Inc. are pledged to support long-term debt in the form of collateralized mortgage bonds and are not available for the satisfaction of general claims of AmNet Mortgage, Inc. American Residential Holdings, Inc. is an affiliate of AmNet Mortgage, Inc. that is consolidated in accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities.” All entities are together referred to as the “Company” or “AmNet.” The Company’s exposure to loss on the assets pledged as collateral is limited to its net investment, as the collateralized mortgage bonds are non-recourse to the Company. All significant intercompany balances and transactions have been eliminated in the consolidation of AmNet. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented. These adjustments are of a normal recurring nature. The interim financial data as of September 30, 2004 and for the nine months ended September 30, 2004 and September 30, 2003 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” The Company accounts for its commitments to extend credit as derivatives and records changes in fair value of the commitments in the statement of operations. The adoption of SAB No. 105 beginning in the second quarter of 2004 did not have a significant effect on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the Company. The Company is evaluating the applicability of this Statement to the Company’s operations.

Please refer to the Company’s Form 10-K for the year ending December 31, 2003, for a detailed discussion of all significant accounting policies.

Stock Options

The Company elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans: the 2004 Equity Incentive Plan and 1997 Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized in the financial statements. SFAS No. 123 “Accounting for Stock Based Compensation” requires pro forma disclosures of expense computed as if the fair value-based method had been applied in the financial statements of companies that continue to account for such arrangements under Opinion No. 25.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting For Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

The FASB is currently considering amending SFAS No. 123, “Accounting for Stock-Based Compensation,” which will supercede APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The proposed standard which is expected to be finalized in December, 2004 will require the Company to record compensation expense for all share-based compensation. If adopted, this proposed standard would have a negative impact on our earnings in future periods since stock options are issued periodically to qualified employees.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) and income per share would have been as follows (in thousands except income per share) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net (loss) income as reported	$(985)	$7,768	$(6,451)	$29,429
Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax effects (See Note 9)	(145)	(185)	(564)	(1,208)
Pro forma net (loss) income	$(1,130)	$7,583	$(7,015)	$28,221
(Loss) income per share:
Basic as reported	$(0.13)	$0.99	$(0.84)	$3.74
Basic pro forma	$(0.15)	$0.97	$(0.91)	$3.59
Diluted as reported	$(0.13)	$0.91	$(0.84)	$3.45
Diluted pro forma	$(0.15)	$0.89	$(0.91)	$3.31

The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company’s experience. These assumptions have not changed from prior periods.

Note 2.  Concentration of Mortgage Loan Sales

For the nine months ending September 30, 2004, the Company sold a majority of the mortgage loans it originated to two of its competitors, Countrywide Home Loans, Inc. (59%) and Wells Fargo Funding, Inc. (16%). The Company’s considerations in deciding where to sell loans are price and operational efficiency.  The Company also considers speed of execution and loan product guidelines.  The Company believes that all of the loans it sells currently could be sold to a number of other investors.

Note 3.  Income Per Share

The following table illustrates the computation of basic and diluted income per share (in thousands, except share and per share data) (unaudited):

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
Numerator:
Numerator for basic (loss) income per share	$(985)	$7,768	$(6,451)	$29,429
Denominator:
Denominator for basic (loss) income per share - weighted average number of common shares outstanding during the period	7,364,244	7,858,733	7,716,079	7,861,665
Denominator for diluted (loss) income per share	7,364,244	8,521,286	7,716,079	8,524,218

(Loss) income per share - basic	$(0.13)	$0.99	$(0.84)	$3.74
(Loss) income per share - diluted	$(0.13)	$0.91	$(0.84)	$3.45

For the nine months ended September 30, 2004 and 2003 there were 1,132,729 and 1,119,047 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 4.  Mortgage Loans Held for Sale, net, pledged

AmNet has pledged loans held for sale totaling approximately $394.4 million to secure credit lines (warehouse facilities) from four financial institutions. (See Note 7. “Short-Term Debt.”). Mortgage loans held for sale at September 30, 2004 consist of loans which have been committed for sale of approximately $286.4 million and loans available for sale of approximately $108.0 million, all of which are carried at the lower of cost or market value.

Note 5.  Bond Collateral, Mortgage Loans, net

AmNet has pledged collateral in order to secure the long-term debt issued in the form of CMOs. Bond Collateral Mortgage Loans consist primarily of subprime credit, 30-year mortgage loans secured by first liens on one-to-four family residential properties. As of September 30, 2004 and 2003, 0% and 17.65%, respectively, of the bond collateral mortgage loans were fixed rate loans. The balance of the bond collateral mortgage loans are adjustable-rate mortgages. All Bond Collateral Mortgage Loans are pledged to secure repayment of the related long-term debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment of the long-term debt obligation. The obligations under the long-term debt are payable solely from the bond collateral and are otherwise non-recourse to AmNet.

In March of 2004, approximately $113.9 million in Bond Collateral Mortgage Loans and approximately $2.3 million in REO bond collateral were reclassified as held for sale.  By September 30, 2004 all of these mortgage loans including real estate owned, had been sold.  One remaining portfolio (CMO/FASIT 1998-1) was not sold.  Bond collateral for this structure is shown as Bond collateral, mortgage loans, net and Bond collateral, real estate owned, net.

Shown below are the components of bond collateral mortgage loans held for investment at September 30, 2004; compared to the same components at December 31, 2003 (dollars in thousands) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At September 30, 2004
Mortgage loans	$0	$0	$0	$0	$16,648	$16,648
Unamortized premium	0	0	0	0	42	42
Allowance for loan losses	0	0	0	0	(164)	(164)
	$0	$0	$0	$0	$16,526	$16,526

Weighted average net coupon	0%	0%	0%	0%	9.43%	9.43%
Unamortized premiums as a percent of mortgage loans	0%	0%	0%	0%	0.25%	0.25%

At December 31, 2003
Mortgage loans	$7,068	$40,435	$58,922	$27,021	$22,668	$156,114
Unamortized premium	362	809	1,747	749	102	3,769
Allowance for loan losses	(141)	(486)	(517)	(311)	(556)	(2,011)
	$7,289	$40,758	$60,152	$27,459	$22,214	$157,872

Weighted average net coupon	9.15%	9.49%	9.00%	8.88%	9.40%	9.17%
Unamortized premiums as a percent of mortgage loans	5.12%	2.00%	2.96%	2.77%	0.45%	2.41%

Note 6.  Derivative Financial Instruments

AmNet makes commitments to fund mortgages at set interest rates, which are referred to as rate lock commitments. Additionally, most of the Company’s loans are not yet committed for sale at the time of funding. Collectively, rate lock commitments and funded loans not yet committed for sale are the Company’s pipeline.  The value of the rate lock commitments and uncommitted loans will vary depending on changes in market interest rates between the time that a rate lock commitment is made and the time that the loan funds and is committed for sale to an investor.

AmNet estimates the number of rate lock commitments in the pipeline that will not close in order to calculate its interest rate exposure on a daily basis. AmNet then purchases hedging instruments in order to try to protect profit margins on the pipeline. The hedging instruments typically used are forward sales of mortgage-backed securities (“TBA”) and options on forward sales of mortgage-backed securities. Historically, changes in the price of these instruments closely relate to changes in the value (price) of loans in the pipeline.

At September 30, 2004 and September 30, 2003 AmNet had the following commitments to originate loans and loans not yet committed for sale to investors, and offsetting hedge coverage; (dollars in thousands) (unaudited) (Note that interest rate exposure does not directly correlate to hedge coverage without applying an option adjusted spread and fallout factor [for rate locks]):

	September 30, 2004	September 30, 2003
Interest rate exposure:

Commitments to originate loans at set interest rates (after applying fallout)	$547,094	$545,758

Funded loans not yet committed for sale to investors	107,993	208,267

Hedge coverage:

Forward sales of To Be Announced mortgage-backed securities (“TBA”)(notional amount)	547,000	682,000

Options on forward sales of mortgage-backed securities (notional amount)	30,000	180,000

The fair value of forward sales of mortgage-backed securities and options on forward sales of mortgage-backed securities are based on quoted market prices for these instruments. The rate lock commitments are also considered a derivative instrument and are assigned fair values based on the change in the quoted market value of the underlying loans due to market movements, less an estimated factor for loans that will not close (fallout ratio). The fallout ratio is affected by the Company’s recent fallout history, interest rate changes and loan characteristics.

The following is a summary of the carrying value of AmNet’s derivative instruments as of September 30, 2004 and December 31, 2003 (dollars in thousands) (unaudited):

September 30, 2004	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
Forward sales of mortgage-backed securities (TBAs):
Fifteen year Fannie Mae	4.5-5.5 MBS	$500-20,000	$(525)	Oct 19-Dec 16, 2004
Thirty year Fannie Mae	5.0-6.0 MBS	1,000-15,000	228	Oct 14-Dec 13, 2004
Thirty year Ginnie Mae	5.0-5.5 MBS	500-5,000	(137)	Oct 21-Dec 20, 2004
Forward commitment by investor	4.875-5.0	15,000	327	Nov15-Nov 30, 2004
Options on TBAs:
Thirty year Fannie Mae	5.5 Puts	15,000	3	Oct 19, 2004
Rate lock commitments			341
Total derivative financial instruments			$237

December 31, 2003	Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
TBA
Fifteen year Fannie Mae	4.5-5.5 MBS	$3,000-25,000	$(803)	Jan 20-Mar 18, 2004
Twenty year Fannie Mae	4.5 MBS	2,000	56	Feb 12, 2004
Thirty year Fannie Mae	5.0-6.0 MBS	4,500-20,000	(1,388)	Jan 14-Mar 15, 2004
Thirty year Ginnie Mae	5.0-6.0 MBS	1,000-8,000	(122)	Jan 22-Feb 19, 2004
Options on TBAs:
Thirty year Fannie Mae	5.5 Puts	50,000	172	Mar 15, 2004
Rate lock commitments			861
Total derivative financial instruments			$(1,224)

The following is a summary of the components within Total derivative financial instruments and market adjustments income (expense) (dollars in thousands) (unaudited):

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
Derivative financial instruments - (expense) income:
TBA (loss)/gain - closed positions	$(13,317)	$11,281	$(4,906)	$1,711
Options gain - closed positions	—	8,458	4,287	8,457
Change in value of TBAs - open positions	6,381	(12,902)	2,150	(4,535)
Change in value of Options - open positions	(857)	(2,643)	(3,954)	(4,518)
Change in market adjustment on interest rate lock commitments	(3,753)	10,955	(520)	2,539

Total derivative financial instruments and market adjustments (expense) income:	$(11,546)	$15,149	$(2,943)	$3,654

Note 7.  Short-Term Debt

As of September 30, 2004, mortgage loans held for sale totaling $394.4 million were pledged as collateral for warehouse facility borrowings of $380.8 million with four financial institutions. At September 30, 2004, the Company’s maximum borrowing capacity combined from these four financial institutions was $1.4 billion.  The table below shows the age of pledged mortgage loans as of September 30, 2004. (in thousands) (unaudited):

Aging Range	Number of Loans	Warehouse line usage	% of Total

Less than 30 days	1,955	$334,598	87.9%
30 to 60 days	336	42,389	11.1%
61 days to 90 days	35	3,804	1.0%
Total	2,326	$380,791	100.0%

Of the $380.8 million of warehouse line usage at September 30, 2004, $122.4 million was funded through uncommitted warehouse facilities.

Warehouse facilities mature on various dates within two years, generally bearing interest at one-month LIBOR plus spread. The weighted average borrowing rates were 3.08% and 2.69% for the three month period ending September 30, 2004 and September 30, 2003 respectively. The weighted-average borrowing rate was 2.74% for the nine months ending September 30, 2004 and 2.71% for the nine months ending September 30, 2003. The weighted-average facility fee was .23% for the nine months ending September 30, 2004 and .25% for the nine months ending September 30, 2003 on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, net income, and liquidity of the Company. As a result of the Company’s third quarter net loss, the Company was out of compliance with certain of its warehouse lending agreements at September 30, 2004. The Company was out of compliance with earnings covenants in its JPMorgan Chase Bank, Countrywide Warehouse Lending and Residential Funding Corporation agreements. Each of the warehouse lenders has waived, for the period ending September 30, 2004, the covenants for which the Company was out of compliance.

In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement (“Subordinated Loan Agreement”). The Subordinated Loan Agreement bore an interest rate of 12%. The $3 million loan balance was paid off in full in April 2004. The agreement has since expired and the Company has no option to renew the agreement.

In April of 2004, the Company entered into agreements to sell approximately 85% of its mortgage portfolio assets. As a result, approximately $90 million in long-term debt was reclassified to short-term debt pending sale. During the second quarter of 2004 the Company extinguished all of the reclassified short-term debt, using proceeds from the sale of the related bond collateral mortgage loans and real estate owned bond collateral.  As of September 30, 2004, all mortgage portfolio assets related to the April 2004 sale agreements have been sold.

Note 8.  Long-Term Debt Related to Securitizations, net

The components of the long-term debt at September 30, 2004 and December 31, 2003, along with selected other information are summarized below (dollars in thousands) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Long-Term Debt
At September 30, 2004
Long-term debt	$0	$0	$0	$0	$15,869	$15,869
Capitalized costs on long-term debt	0	0	0	0	—	—
Total long-term debt	$0	$0	$0	$0	$15,869	$15,869

Weighted average financing rates	0%	0%	0%	0%	3.03%	3.03%

At December 31, 2003
Long-term debt	$7,182	$33,012	$51,594	$16,753	$22,229	$130,770
Capitalized costs on long-term debt	(30)	(1)	(267)	(177)	—	(475)
Total long-term debt	$7,152	$33,011	$51,327	$16,576	$22,229	$130,295

Weighted average financing rates	2.24%	1.29%	3.33%	1.82%	2.14%	2.37%

Note 9.  Stock Plans

At the annual meeting of shareholders held on August 12, 2004 there was majority approval for the creation of the 2004 Equity Incentive Plan.  Approval of this plan authorized an additional 500,000 options to be granted combined with all ungranted options in the 1997 Stock Incentive Plan, 1997 Stock Option Plan and the 1997 Outside Director Stock Option Plan.  The 1997 plans will cease to exist except for the 1997 Employee Stock Purchase Plan.  As of September 30, 2004, shares of common stock were reserved for issuance under the Company’s stock option plans as follows (unaudited):

	1997 Stock Incentive Plan	1997 Stock Option Plan	1997 Employee Stock Purchase Plan	1997 Outside Director Stock Option Plan	2004 Equity Incentive Plan	Total

Total Options Authorized at 1/1/2004	315,200	1,474,800	20,000	210,000	—	2,020,000
Total Options Issued at or by 8/12/04	284,800	1,459,393	—	179,500	—	1,923,693
Options Authorized at 8/12/04	—	—	—	—	500,000	500,000
Balance of Options Not Granted at 8/12/04	30,400	15,407	20,000	30,500	500,000	596,307
Balance of Options not Granted at 8/12/04 moved to 2004 Equity Incentive Plan	(30,400)	(15,407)	—	(30,500)	76,307	—
Options Reserved For Issuance at 8/12/04	—	—	20,000	—	576,307	596,307
Cancellations 8/12/04 to 9/30/04	—	20,878	—	—	—	20,878
Cancellations 8/12/04 to 9/30/04 moved to 2004 Equity Incentive Plan	—	(20,878)	—	—	20,878	—
Options Reserved For Issuance at 9/30/04	—	—	20,000	—	597,185	617,185

Stock option activity during the nine months ending September 30, 2004 was as follows (unaudited):

	Number of Options	Weighted-Average Exercise Price

Balance at December 31, 2003	1,768,100	$7.96
Granted	216,750	8.62
Forfeited	(113,259)	7.54
Exercised	(29,170)	5.42
Balance at September 30, 2004	1,842,421	$8.10

At September 30, 2004, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.26 years. The weighted average exercise price of exercisable outstanding options was $9.03.  The table below shows options and prices for all outstanding options at September 30, 2004 (unaudited):

Option Exercise Price Range	Vested	Unvested	Number of Options

$1.75 to $3.00	110,035	61,799	171,834
$3.01 to $5.00	235,021	235,041	470,062
$5.01 to $7.50	307,136	43,314	350,450
$7.51 to $10.00	131,996	152,679	284,675
$10.01 to $12.50	291,820	17,480	309,300
$12.51 to $15.00	256,100	—	256,100
	1,332,108	510,313	1,842,421

The per share weighted-average fair value of stock options granted between January 1, 2004 and September 30, 2004 is computed quarterly.  For the first quarter ending March 31, 2004 the value was $2.48.  For the second quarter ending June 30, 2004 the value was $3.47.  For the third quarter ending September 30, 2004 the value was $3.53.  These values were calculated using the Black-Scholes option-pricing model, using the following weighted-average assumptions (unaudited):

	Three Months Ending March 31, 2004	Three Months Ending June 30, 2004	Three Months Ending September 30, 2004
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.80%	3.81%	3.38%
Expected volatility	27.78%	39.59%	35.19%
Expected life (years)	5	5	5

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

The table below reflects the total assets at September 30, 2004 and 2003, and the capital expenditures for the nine-month periods ending September 30, 2004 and 2003 (in thousands) (unaudited):

	Mortgage Banking	Mortgage Asset Portfolio		Combined Segments

Total assets as of September 30, 2004	$429,973	$54,478	*	$484,451
Total capital expenditures for the nine months ending September 30, 2004	$1,700	$—		$1,700

Total assets as of September 30, 2003	$422,888	$197,614		$620,502
Total capital expenditures for the nine months ending September 30, 2003	$3,167	$—		$3,167

* Cash composes $32.8 million of these assets.

The tables below reflect the year-to-date income statement activity by segment for the three-month and nine-month periods ending September 30, 2004 and September 30, 2003:

AmNet Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations by Business Segment, unaudited

(in thousands)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2004
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments

Revenues
Gain on sales of loans	$24,198	$—	$24,198	$42,037	$—	$42,037
Derivative financial instruments and market adjustments
Derivative financial instruments—forward commitments and options	(7,793)	—	(7,793)	(2,423)	—	(2,423)
Market adjustment on interest rate lock commitments	(3,753)	—	(3,753)	(520)	—	(520)
Total derivative financial instruments and market adjustments	(11,546)	—	(11,546)	(2,943)	—	(2,943)
Interest on mortgage assets, net of premium amortization	8,201	26	8,227	22,208	2,229	24,437
Other income	157	124	281	303	707	1,010
Total revenue, net of derivative financial instruments and market adjustments	21,010	150	21,160	61,605	2,936	64,541
Expenses
Employee compensation and benefits	12,752	—	12,752	38,715	279	38,994
Interest expense	4,308	112	4,420	11,075	1,339	12,414
Office and occupancy expense	1,076	—	1,076	2,871	—	2,871
Provision for loan losses	—	80	80	—	208	208
Gain on sale of real estate owned, net	—	(86)	(86)	—	(406)	(406)
Loss on bond collateral sold	—	(437)	(437)	—	4,872	4,872
Professional fees	792	133	925	2,793	536	3,329
Other operating expenses	3,913	185	4,098	12,461	577	13,038
Total expenses	22,841	(13)	22,828	67,915	7,405	75,320
(Loss) income before income taxes	(1,831)	163	(1,668)	(6,310)	(4,469)	(10,779)
Income tax (benefit) provision	(750)	67	(683)	(2,477)	(1,851)	(4,328)
Net (loss) income	$(1,081)	$96	$(985)	$(3,833)	$(2,618)	$(6,451)

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2003	For the Nine Months Ended September 30, 2003
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments

Revenues
Gain on sales of loans	$9,580	$—	$9,580	$62,760	$—	$62,760
Derivative financial instruments and market adjustments
Derivative financial instruments—forward commitments and options	4,194	—	4,194	1,115	—	1,115
Market adjustment on interest rate lock commitments	10,955	—	10,955	2,539	—	2,539
Total derivative financial instruments and market adjustments	15,149	—	15,149	3,654	—	3,654
Interest on mortgage assets, net of premium amortization	10,381	2,665	13,046	23,843	8,841	32,684
Other income	24	534	558	76	945	1,021
Total revenue, net of derivative financial instruments and market adjustments	35,134	3,199	38,333	90,333	9,786	100,119

Expenses
Employee compensation and benefits	13,893	137	14,030	35,487	613	36,100
Interest expense	4,535	1,111	5,646	10,656	3,800	14,456
Office and occupancy expense	706	—	706	1,894	—	1,894
Provision for loan losses	—	764	764	—	2,478	2,478
Gain on sale of real estate owned, net	—	(236)	(236)	—	(751)	(751)
Professional fees	1,455	(23)	1,432	3,728	446	4,174
Other operating expenses	4,786	216	5,002	12,107	674	12,781
Total expenses	25,375	1,969	27,344	63,872	7,260	71,132

Income before income taxes	9,759	1,230	10,989	26,461	2,526	28,987
Income taxes	3,547	398	3,945	8,596	827	9,423
Income tax benefit from utilization of REIT net operating losses	—	(724)	(724)	—	(9,865)	(9,865)
Net income	$6,212	$1,556	$7,768	$17,865	$11,564	$29,429

Note 11.  Income Taxes

During 1997, the Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As a result of this election, the Company was not, with certain exceptions, taxed at the corporate level on the net income distributed to the Company’s shareholders. On July 19, 2002, the shareholders of the Company approved two proposals that allowed for the conversion of the Company from a REIT to a fully taxable entity. On February 7, 2003, the Company filed a notice with the Internal Revenue Service of its decision to relinquish its REIT status, effective January 1, 2003.

As a result of the conversion to a fully taxable status, an income tax benefit and related deferred tax asset of $6.7 million, was recorded in March of 2003.  As of September 30, 2004, our deferred tax asset is $5.0 million which reflects a reduction from $6.7 million by realization of income tax provisions over time. This benefit was calculated based on an assumed income tax rate of 41% for 2004.

As the Company’s net income and its projections of net income vary over time, the expected realizability of its deferred tax assets may change. If the Company determines that its ability to realize all of its deferred taxes is unlikely, the Company will set up certain reserves against those assets, which would negatively affect its net income. However, currently, we expect to fully utilize our deferred tax assets.

Note 12.  Commitments and Contingencies

Lease Commitments

The Company rents certain premises and equipment under non-cancelable operating leases expiring at various dates through the year 2009. Rental expense under such leases is included in office and occupancy expense, and other operating expenses. Lease costs totaled $3.0 million in the nine months ending September 30, 2004 and $2.1 million in the nine months ending September 30, 2003. Future minimum lease payments under these leases as of September 30, 2004, are as follows (dollars in thousands) (unaudited):

Year ending September 30:
2005	$4,533
2006	3,145
2007	2,240
2008	1,565
2009	866
After September 30, 2009	110
$12,459

Note 13. Subsequent Events

On November 1, 2004 the Company began correspondent lending activity and intends to purchase mortgage loans from approved correspondents.  The Company has leased office space in Columbia, Maryland and hired experienced professionals for this purpose. Expenses incurred for correspondent lending are included in the Mortgage Banking business segment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Such statements use words such as “expect,” “will,” “may,” “anticipate,” “goal,” “intend,” “seek,” “believe,” “plan,” “strategy” and derivatives of such words. Forward looking statements in this report include those statements regarding:

•                    Our future results of operations and the factors that could impact our results;

•                    The factors that may impact our future liquidity;

•                    Our strategies;

•                    Changes in the mortgage market and competitive factors;

•                    The estimates we use in preparing our financial statements and the impact of accounting standards;

•                    The risks that may impact our business.

These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statements. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements.  Some of the most significant risks that we face that could harm our future operating results or prevent us from meeting our goals and objectives are the following:

•                    We are utilizing as much of our existing infrastructure as we can while managing our staffing levels and growing our sales presence in existing and new markets.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment, which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses (due to our increased level of expenses or lower gross margins).

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

Other factors that may impact our results, include but are not limited to, general economic conditions, the world political climate, unexpected expense increases, overall interest rates, volatility in interest rates, the shape of the yield curve,  changes in accounting rules or their application, changes in the margins for gains on sale of originated loans, changes in the demand of mortgage brokers for our loan products and services or of loan purchasers for originated loans, changes in the mortgage industry regulatory environment, increases in prepayment rates and default rates, changes in the requirements of correspondent loan programs or our ability to meet such requirements and changes in our anticipated cash requirements. These and other risk factors that could cause actual results to differ materially are set forth in more detail in this item under the heading “Business Risk Factors.”

Introduction

Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to fundamentally shift our strategic direction to mortgage banking. We started the transition in 2001 by forming a subsidiary to engage in mortgage banking activities. Effective January 1, 2002 we began reporting our financial results in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business. In order to more closely align our name with our activities, we changed our name from American Residential Investment Trust, Inc. to AmNet Mortgage, Inc., as of May 5, 2004.

Relative to our Mortgage Asset Portfolio segment, we made a strategic decision to sell the vast majority of our mortgage assets in the second quarter of 2004 and we completed the sales in the third quarter of 2004. The remaining mortgage assets of approximately $17.2 million are pledged to secure long term debt totaling approximately $15.9 million, referred to as our CMO/FASIT 1998-1 Securitization.  Our Company over-collateralized the bonds at the time of issuance, by pledging assets in excess of new liabilities.   These bond collateral assets are carried at the lower of cost or net realizable value.   At September 30, 2004, our bond collateral assets were carried on our balance sheet at approximately $1.9 million more than our remaining long term debt.

On a cash basis, we continue to receive principal and interest payments on the bond collateral assets and these proceeds are used by the bond trustee to service the long term debt. Any excess cash flow is remitted to us on a monthly basis. The long term debt is non-recourse to our Company meaning that only the principal and interest received from the bond collateral assets, combined with any proceeds from the sale of REO loans can be used to service the bond liabilities.  As such, while we do generally receive some net cash flow from the bond collateral assets each month, we will never be required to have any cash outlay associated with these assets and related long term debt liability.

Under generally accepting accounting principles (“GAAP”), we record interest income on the performing loans in the mortgage asset portfolio, interest expense, sales of REO as they occur and administrative expenses incurred by the bond trustee and servicers.  We also make necessary adjustments to various loan valuation reserves for defaulted loans in the portfolio. Given the size of our remaining portfolio, we expect to have nominal impacts on consolidated GAAP earnings going forward, given the bond collateral assets perform as expected.  However should the remaining bond collateral assets default to a greater degree than expected or pre-pay more rapidly than expected, we could have a maximum of $1.9 million in GAAP operating charges over the remaining life of the portfolio. In other words, the maximum amount of downside exposure related to the remaining mortgage asset portfolio business is $1.9 million of non-cash operating charges.

Our Mortgage Banking segment originates mortgage loans predominately to prime quality borrowers (except our subprime division) secured by first trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (24.4% of loans originated in the nine months ending September 30, 2004); however, we do business on a nationwide basis. We sell the loans that we originate to institutional purchasers on a servicing-released basis.

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

Our Mortgage Banking segment represented 95.1% of our revenue for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, four branch offices and six regional offices were opened for a total of thirty-two office locations. The number of employees company-wide increased from 648 to 715 employees during the nine months ended September 30, 2004.

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

We generate revenue in our Mortgage Banking Business segment three principal ways:

•                                            Gain on loan sales. Loan rates, fees and discount points are set based on our targeted gain on sale. This is referred to as our pricing margin. We currently sell the loans that we originate to institutional purchasers, on a servicing-released basis, for cash. We record the difference between the sale price of loans that we have sold and our cost to originate the loans sold as gain on loan sales. We recognize revenue at the time that we complete the loan sale, which is generally when we receive loan sale proceeds from the purchaser.  Gain on loan sales also includes fees we charge for loan origination such as underwriting fees, loan document preparation fees and wiring fees net of premiums we pay to brokers.

•                                            Hedging and market adjustments. Hedging instruments are used to help mitigate exposure to interest rate fluctuations and protect our pricing margins. The gains or losses from this activity will be highly negatively correlated to revenue derived from loan sales. Typically higher than expected gains from the sale of loans will be offset by hedging losses and market adjustments, while lower than expected gains from the sale of loans will be offset by hedging gains. The value of our rate lock loan pipeline is measured at the end of each accounting period. The change from the prior period is recorded as a market adjustment. Hedging gains or losses and market adjustments are included in the consolidated statements of operation and comprehensive income as derivative financial instruments and market adjustments.

•                                            Interest income and market adjustments. We earn interest on a loan from the time we fund it until the time we sell it. The interest that we earn is partially offset by the interest we pay under our warehouse credit facilities used to finance our mortgage originations.

The expenses in our Mortgage Banking segment include variable costs such as commissions, loan expenses and contract labor, as well as fixed overhead expenses such as personnel, rent, supplies and utilities.

We have continued to generate revenues and expenses from our Mortgage Asset Portfolio Business. Revenues and expenses from this segment of our business have declined in third quarter of 2004 due to the sale of the majority of the portfolio assets in May 2004. We sold approximately 85% of our portfolio prior to September 30, 2004. Net proceeds totaled approximately $26.4 million.

Our 3rd Quarter 2004 Highlights (Executive Overview)

Our operating results for the third quarter of 2004 were dominated by the following:

•                    Our Mortgage Banking segment funded approximately $2.1 billion in loan volume for the period while funding for the same period in 2003 was $3.0 billion.  This represents a decline of approximately 31.5% from the third quarter of 2003 to the third quarter of 2004 related to a significant decline in the overall mortgage market, partially offset by market share growth by our Company over the past year. According to the Mortgage Bankers Association, the mortgage origination market was $1.199 trillion for the quarter ending September 30, 2003, while for the same period in 2004 the approximate market was $.652 trillion, a decrease of 46%.  The graph below shows monthly loan production comparisons between the third quarters of 2004 and 2003.

	(in millions)
	2004	2003
July	$623	$1,432
August	741	935
September	711	667

•                                           Mortgage Banking segment revenues, net of derivative financial instruments and market adjustments, totaled $21.0 million. This revenue was insufficient to cover variable and fixed expenses totaling $22.8 million for the Mortgage Banking segment.

•                                            Unrestricted cash and cash equivalents decreased by $4.8 million during the third quarter of 2004 from $50.9 million at June 30, 2004, to $46.1 million at September 30, 2004. The key factors in this decrease were a $3.6 million increase in mortgage loans funded with our own cash, repurchases of our own common stock and operating expenses in excess of revenue.

•                                            We repurchased 81,200 shares of our outstanding common stock during the third quarter of 2004. The average purchase price was $7.87 per share resulting in a total cash outlay of $639 thousand.

Other Items:

•                                            On September 29, 2004 our Company’s stock began trading on the NASDAQ National Market System under the trading symbol AMNT.  Previously we were listed on the American Stock Exchange under the trading symbol INV.

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

We believe that estimates and assumptions are important factors in the portrayal of our financial condition and results of operations. Our critical accounting policies that require management’s most subjective judgments include the following:

• Derivative hedging activities/determination of fair values

• Fair value of loans held for sale

• Income taxes and benefits

• Allowance for loan losses — bond collateral mortgage loans

• Amortization of premiums on bond collateral loans

• Loan loss reserves — mortgage loans held for sale

Please refer to the Company’s Form 10-K for the year ending December 31, 2003, for a detailed discussion of these policies.

Management’s Financial Analysis

We present non-GAAP financial measures in this report. We believe that these measures are helpful in understanding our business and operating results. You should not consider our non-GAAP financial measures as a replacement for any GAAP financial measures. The non-GAAP financial measures that we present are as follows:

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

When we develop the pricing of our loans, we incorporate a target gross margin percentage that we expect to obtain.  We then provide rate lock commitments to borrowers based on that pricing and the related target gross margin percentage.  However, if interest rates increase between the time we make a rate lock commitment and commit a loan for sale, then the market value of the loan would be reduced and we would not achieve our target margin percentage.  If interest rates decrease, then the opposite would be true. Accordingly, we acquire derivative financial instruments to hedge, or protect, our target margins from interest rate movements.  We hedge our loans from the time of a rate lock commitment to the time the loan is committed for sale to an investor.

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

Fixed and Variable Operating Expenses — For the same reasons described in “Net Interest Income” above, the explanation of expenses includes a discussion of our operating expenses, which excludes interest expense. Because certain other expenses we incur in the Mortgage Banking Business, such as commissions and contract labor, also vary with the volume of our loan originations, management believes that it is important in understanding this business to consider the variable and the fixed expenses separately. Accordingly, we have included an estimated breakdown between variable and fixed amounts for each category of our operating expenses. Management believes that this will enable a better understanding of our results and the likely impact of future changes in our origination volumes.

Relationship Between Our Hedging Instruments And The Market Adjustments And Gain On Sale That We May Record For A Period

Our Mortgage Banking Business is subject to the risk of  changing interest rates between the time we commit to extend credit at a set interest rate (rate lock) and the time we sell the mortgage loans.  Our pipeline consists of loans for which we have provided a rate lock but have not yet closed (rate locked loans) and closed loans that have not yet been committed for sale (closed loans).  Generally, as market interest rates rise, our pipeline, which then has lower interest rates than the market, is not as attractive to investors and therefore we lose value in the pipeline.  Conversely, as market interest rates fall, our pipeline is more attractive to investors and we gain value in the pipeline.  However, some of this gain in value may be offset by an increase in the fallout of our rate locked loans as borrowers seek alternative loans with the new, lower interest rates.

To mitigate the risk of rising interest rates and protect our pricing margins, we purchase hedge instruments.  The gains or losses from this activity will generally correlate to losses or gains derived from market adjustments on our rate locked loans and losses or gains that we record on sales of our closed loans. Typically higher than expected market adjustments and gains from the sale of loans will be offset by hedging losses, while lower than expected market adjustments and gains from the sale of loans will be offset by hedging gains.  However, we will at times have timing differences between the time we recognize hedge losses and the time we are able to recognize corresponding increases in the value of our closed loans.  These timing differences may impact some of our quarterly operating results and are therefore explained in detail in this section.

The aggregate gains or losses that we ultimately recognize on our rate locked loans, closed loans and hedge instruments, is our gross margin. We record gains or losses on the three components of our gross margin as follows:

•                  Rate locked loans.  Any change in the value of our loans subject to rate commitments, from value of the loan at the time the rate lock commitment was made, to the end of the period is measured at the end of each accounting period. The change from the prior period is recorded as a market adjustment.  Both increases and decreases in value are recorded at the end of a period.  These changes are recorded as a “market adjustment on interest rate lock commitments” in our Statement of Operations.

•                  Closed loans.  We do not recognize any increase in value from sales of our closed loan sales until a true sale has taken place. However, if the cost basis of the loan is more than could be obtained by sale in the marketplace, a market adjustment is recorded (referred to as the lower of cost or market “LOCOM”).  Accordingly, increases in value are not recorded at the end of a period, but decreases are.  Any changes in value are recorded in our Statement of Operations as “gain on sale of loans” revenue at the time they are recognized.

•                  Hedge instruments.  Our hedging instruments (forward sales of mortgage backed securities) are marked to market at the end of each period and both increases and decreases in value are recorded at the end of a period.  These changes in value are recorded as “derivative financial instruments” in our Statement of Operations.

With respect to these three related components of our revenue, the only change in value that is not recorded at the end of each period is an increase in value of our closed loans.  A drop in market interest rates will generate an increase in the value of these loans, but this increase is not recognized in our operating income until the loan sales have settled.  Accordingly, we may have increased value attributable to our closed loans at the end of a period which may not be recognized until the next period.  Nevertheless, the related decrease in value of any hedge instruments we purchased to hedge these closed loans will be recorded at the end of the period.  As a result, we may recognize hedge loss in one quarter while we may not recognize the corresponding increase in the value of loans until the next quarter.

In each instance, a timing difference will impact two quarters.  It will impact the first quarter negatively, as gains on the closed loans are not reported but the hedge costs are.  The subsequent quarter will then have the benefit of recording the gains without the related hedge costs.  A timing difference may also occur at both the beginning and end of the same quarter, with a partial balancing effect.

Timing differences occurred at every quarter-end.  With respect to the third quarter of 2004 our gain on sale included approximately a $2.2 million that resulted from the timing difference carryover from the second quarter which was offset by the negative effect of approximately $2.3 million that was not recognized at  the end of the third quarter. For the nine month period ending September 30, 2004, our gain on sale included approximately a $1.7 million timing difference carryover from December 31, 2003. The net amount negatively impacted our gross margins for each period in addition to the other factors described below.

We have provided a more detailed description of the methods and estimates we use to calculate the value of our derivative instruments and gain on sale in our Annual Report on form 10-K under the heading “Derivative and Hedging Activities / Determination of Fair Values”.

Results of Operations

Three Month Results

Mortgage Banking Business

Our Mortgage Banking Business recorded a net loss of $1.1 million for the three-month period ending September 30, 2004 as compared to net income of $6.2 million in 2003 for the same period. These results were due in large part to (i) a 33% decrease in loan sales volume and revenues reflecting a contracted overall mortgage loan origination marketplace from 2003; (ii) decreased gross margins on loan sales reflecting competitive pricing pressure; and (iii) increased overhead expenses reflecting the expansion of regional and branch offices over the past year.

($ amounts in 000’s) (unaudited)

Loans funded	$2,076,279	$3,033,157

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003		2004 Increase (Decrease)
	Amount Income (Expense)	Basis Points	Amount Income (Expense)	Basis Points	Amount	Basis Points

Revenues:
Premiums	$50,327	242.39	$45,852	151.17	$4,475	91.22
Broker fees	5,335	25.70	11,465	37.80	(6,130)	(12.10)
Mortgage broker premiums	(27,265)	(131.33)	(41,049)	(135.34)	13,784	4.01
Premium recapture and loan loss provisions	(1,420)	(6.84)	(2,708)	(8.93)	1,288	2.09
Deferred origination costs	(2,779)	(13.38)	(3,980)	(13.12)	1,201	(.26)
Gain on sales of loans	$24,198	116.54	$9,580	31.58	$14,618	84.96
Derivative financial instruments and market adjustments	(11,546)	(55.61)	15,149	49.94	(26,695)	(105.55)
Gain on sales of loans, after derivative financial instruments and market adjustments (“gross margin”)	$12,652	60.93	$24,729	81.52	$(12,077)	(20.59)
Interest on mortgage assets	8,201	39.50	10,381	34.23	(2,180)	5.27
Other income	157.76		24.08		133.68
Total revenue (Mortgage Banking segment)	$21,010	101.19	$35,134	115.83	$(14,124)	(14.64)

We expect the trend of reduced loan production from 2003 levels to continue for the remainder of 2004. The overall mortgagee loan production market is expected to contract from $3.8 trillion in 2003 to $2.7 trillion in 2004 according to the MBA.

Gain on the sales of loans increased for the quarter ended September 30, 2004 over the quarter ended September 30, 2003. Note that decreasing interest rates for the quarter ended September 30, 2004 increased the gain on sale and decreased the value of our derivative financial instruments. For the quarter ended September 30, 2003 increasing interest rates during the quarter reduced the gain on sale but increased the value of derivative financial instruments.  Our gain on the sale of loans was made up of a combination of various account categories which are summarized in the chart above, and quantified in basis points of loan sales volume. Premiums represent the price at which we sell the loans to investors in excess of the principal balance of loans sold. Broker fees represent various charges to brokers for services rendered by us which are deferred and recognized as part of the gain on the sales of the loans. Premiums and broker fees are offset by capitalized (deferred) loan origination costs. The largest deferred cost associated with loan production is mortgage broker premiums, or yield spread premiums. Other offsets to gain on sale include (i) loan premiums repaid to investors (“premium recapture”) and loan loss provisions and (ii) deferred origination costs, which are recognized at the time of loan sale. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. We sell a substantial portion of our loans to two of our competitors.  If our competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms.  In either case, this could reduce our revenues and earnings.

Our loan loss provision decreased by $1.3 million for the third quarter of 2004 versus the same period in 2003. Premium recapture expense decreased by $12 thousand. The decrease in loan loss provision in the third quarter of 2004 was the result of a one time adjustment (due to a change in methodology) to the provision in the third quarter 2003 which was not required in the same period in 2004. Going forward we generally expect premium recapture expense to decline due to the overall decline in refinance loans. Conversely while we believe that our underwriting process is sound and effective, loan loss provisions may increase in the future due to a higher mix of Alt-A and sub-prime loans which have more complex underwriting and are more likely to be rejected by investors if we sell loans which do not meet the investors’ underwriting criteria. The decrease in deferred origination costs was a result of decreased loan volume.

The use of hedges (recorded as derivative financial instruments) is key to protecting our profit margins between the time of the interest rate lock and when the loan is committed for sale to an investor. We use forward sales of mortgage-backed securities (TBA) and options on forward sales of mortgage-backed securities as our primary hedging instruments. Due to decreases in mortgage interest rates and investor yield requirements during most of the third quarter of 2004 and increases in interest rates in the third quarter of 2003, we recorded net losses on derivative financial instruments of $11.5 million and net gains of $15.1 million, respectively.  During the third quarter of 2004, we continued with the same strategy of using forward sales of mortgage-backed securities and options on mortgage-backed securities.

Our gross margins were $12.7 million for the three months ended September 30, 2004 or 59 basis points on $2.2 billion in loan sales volume representing a decline of $12 million from $24.7 million on $3.2 billion in loan sales volume for the comparable period in 2003. Loan sales volume declined $1.0 billion. This decline was a major contributor in our reduction in the dollar amount of gross margins. The remaining decline was due to the lower overall basis point gross margins that resulted from lower pricing reflecting competitive pressures (partially offset by higher margin loan product sales) and higher than expected rate lock commitment fall out and broker rate lock renegotiations.  The higher fallout and rate lock renegotiations occurred due to significant price movement during the three months ended September 30, 2004 which occurred when interest rates dipped and investor yield requirements dropped.  This type of market movement makes it more difficult to estimate loan fallout, and thus determine hedge coverage ratios, and when rates drop significantly, brokers request rate lock exceptions at a greater level. We accommodate these exceptions to the extent necessary to meet competitive pressure. Looking forward, in October, we decreased our pricing targets on some loan products to respond to competitive pressure.  The overall impact is expected to be a five to ten basis point decline in our gross margin in the fourth quarter. There can be no assurances that the competitive pressures will subside, and accordingly our gross margins are expected to be adversely impacted until more historical pricing margins return to the market.

During the third quarter of 2004 we had the benefit in our gain of sale of loans of approximately a $2.1 million timing difference carryover from the second quarter offset by the negative effect of an approximately $2.3 million carryover at the end of the third quarter. With the exception of the impact of higher than expected rate lock commitment fallout and broker rate lock renegotiations in the quarter ended September 30, 2004, our actual gross margin percentages in each quarter were close to our target gross margin percentages and accordingly, we believe that our hedging program was generally successful in protecting profit margins on our loan originations. However, our hedging strategies may not be successful in mitigating our risks associated with interest rate changes in future periods. In particular, for new loan products with large loan balances, short terms, and loan products with adjustable rates, our hedging process may not be effective at certain times.

We recorded interest income of $8.2 million for the three months ended September 30, 2004. We earn interest on a loan from the date the loan is funded until final disposition. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent we fund loans with borrowings under our warehouse facilities, we record interest expense based on the same factors. Interest expense for the period was $4.3 million. The resulting net interest income earned on loan inventories was $3.9 million, representing 19 basis points on third quarter 2004 loan production of $2.1 billion. For the comparable period ended September 30, 2003 interest income was $10.4 million and interest expense was $4.5 million. This resulted in net interest earned of $5.8 million, representing 19 basis points on third quarter 2003 loan production of $3.0 billion.

The table below provides the relationship between estimated fixed, variable and total expenses for the three months ended September 30, 2004 and 2003 (dollars in thousands) (unaudited):

Loans funded — three months ending September 30, 2004	$2,076,279

2004 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$4,639	22.34	$8,113	39.07	$12,752	61.41
Office and occupancy expense	—	—	1,076	5.18	1,076	5.18
Professional fees	171.82		621	2.99	792	3.81
Other operating expense	1,218	5.87	2,695	12.98	3,913	18.85
Total operating expenses	6,028	29.03	12,505	60.22	18,533	89.25
Interest expense	4,308	20.75	—	—	4,308	20.75
Total expenses	$10,336	49.78	$12,505	60.22	$22,841	110.00

Loans funded —three months ending September 30, 2003	$3,033,157

2003 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$7,010	23.11	$6,883	22.69	$13,893	45.80
Office and occupancy expense	—	—	706	2.33	706	2.33
Professional fees	380	1.25	1,075	3.54	1,455	4.79
Other operating expense	1,776	5.86	3,010	9.92	4,786	15.78
Total operating expenses	9,166	30.22	11,674	38.48	20,840	68.70
Interest expense	4,535	14.95	—	—	4,535	14.95
Total expenses	$13,701	45.17	$11,674	38.48	$25,375	83.65

Total expenses incurred in the Mortgage Banking Business for the three months ended September 30, 2004 were approximately $22.8 million. Operating expenses, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense and other operating expenses), were approximately $18.5 million for the three months ended September 30, 2004. For the comparable period ended September 30, 2003, there were approximately $25.4 million of total expenses, of which approximately $20.8 million were operating expenses. The decrease in operating expenses in 2004 was primarily due to the decline in loan volume and loan volume-related expenses. For the three months ended September 30, 2004, expenses included approximately $4.8 million in sales commissions, which vary in proportion of the volume of funded loans, or approximately 23 basis points (.23%) on $2.1 billion in funded loans. Operating expenses totaled $18.5 million or approximately 89 basis points (.89%), on $2.1 billion in funded loans in the third quarter of 2004. Total expenses in basis points of loans sold (which is a measurement of the cost per loan) increased for the three months ended September 30, 2004 compared to the same period in 2003 (from 79 basis points in 2003 to 106 basis points in 2004). The operating cost per loan increased from $1,211 in the third quarter of 2003 to $1,523 per loan in the third quarter of 2004. The increased cost per loan reflects reduced loan production in the third quarter of 2004 causing less efficiency due to a larger branch system (new branches which are not fully developed) and higher headquarters overhead.

We expect to continue to incur operating expenses in excess of revenue associated with our new correspondent lending channel until at least the quarter ending June 30, 2005.

The effective federal and state tax rate for this segment was estimated to be 41%.  In 2003, we had a combined federal and state effective tax rate of approximately 30% primarily due to the realization of our operating loss carry forwards associated with start-up operating losses. During the quarter ended September 30, 2004, we recorded an income tax benefit of $683 thousand, against a pretax loss of $1.7 million.  This benefit is expected to be realized in future periods through the utilization of net operating loss carryforwards; however should the Company not generate sufficient operating profits, our deferred tax benefits may have to be reversed.  There can be no assurances that all of the Company’s deferred tax assets, totaling $5.0 million will be realized.

Interest rate movements are difficult to predict, but it is recognized that interest rates on residential mortgages were historically low, and refinance demand was very strong during the latter part of the first quarter of 2004 and April of 2004. Revised projections by the MBA (April 2004) for mortgage loan originations for the remainder of 2004 indicate an increase in interest rates and a reduction of refinance demand. Wherever possible we are managing staffing levels and utilizing as much of our existing infrastructure to process our loan production (adjust staffing size to an optimal level of efficiency) while growing our sales presence in existing and new markets. In summary, we have been expanding and will continue to expand our business operations, primarily in sales areas, while we focus on controlling our fixed expenses in a contracting market.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment, which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our current level of operating expenses.

Mortgage Asset Portfolio Business

Our Mortgage Asset Portfolio Business recorded net income of $95.3 thousand for the three month period ending September 30, 2004 as compared to net income of $1.6 million in 2003 for the same period. This decline was due in large part to the sale of approximately 85% of our portfolio assets.

We held mortgage assets of approximately $185.9 million as of September 30, 2003. As of September 30, 2004 mortgage assets were approximately $17.2 million.  This reduction was based on a decision to liquidate the majority of our remaining portfolio in May 2004. As of September 30, 2004, we have received approximately $26.4 million in cash from the sales of portfolio assets, net of repayment of related long-term debt (bonds). We recorded approximately a $437 thousand reduction to the valuation allowance on bond collateral sold in the third quarter of 2004. As of September 30, 2004 all loans intended for sale in May 2004 have been sold.

As a result of the portfolio sale, the Mortgage Asset Portfolio Business has become a minor part of both revenue and expense on a consolidated basis. For the third quarter of 2004, total revenue was approximately $150 thousand while in the third quarter of 2003, total revenue was $3.2 million. As a result of a reduction of $437 thousand in valuation expense related to the portfolio sale, total expenses resulted in a gain of approximately $13 thousand while expenses for the third quarter of 2003 were $2.0 million.

Nine Month Results

Mortgage Banking Business

Our Mortgage Banking Business recorded a net loss of $3.8 million for the nine-month period ending September 30, 2004 as compared to net income of $17.9 million in 2003 for the same period. These results were due in large part to (i) a 23% decrease in loan sales volume and revenues reflecting a contracted overall mortgage loan origination marketplace from 2003; (ii) a decreased gross margin on loan sales due to competitive pricing pressure partially offset by an improved mix of loan products with higher margins; and (iii) increased expenses reflecting the expansion of regional and branch offices over the past year.

The table below provides a nine month comparative view of loan production for 2004 and 2003 (unaudited):

	(in millions)
	2004	2003
January	$436	$598
February	558	618
March	877	862
April	1,147	1,030
May	751	876
June	668	1,301
July	623	1,432
August	741	935
September	711	667
Year to date totals	$6,512	$8,319

The components of our revenues are summarized below ($ amounts in 000’s)(unaudited):

Loans funded	$6,512,087	$8,318,549

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003		2004 Increase (Decrease)
	Amount Income (Expense)	Basis Points	Amount Income (Expense)	Basis Points	Amount	Basis Points

Revenues:
Premiums	$122,269	187.76	$162,684	195.57	$(40,415)	(7.81)
Broker fees	15,503	23.81	27,748	33.36	(12,245)	(9.55)
Mortgage broker premiums	(82,704)	(127.00)	(112,265)	(134.96)	29,561	7.96
Premium recapture and loan loss provisions	(4,615)	(7.09)	(5,855)	(7.04)	1,240	(.05)
Deferred origination costs	(8,416)	(12.92)	(9,552)	(11.48)	1,136	(1.44)
Gain on sales of loans	$42,037	64.56	$62,760	75.45	$(20,723)	(10.89)
Derivative financial instruments and market adjustments	(2,943)	(4.52)	3,654	4.39	(6,597)	(8.91)
Gain on sales of loans, after derivative financial instruments and market adjustments (“gross margin”)	$39,094	60.04	$66,414	79.84	$(27,320)	(19.80)
Interest on mortgage assets	22,208	34.10	23,843	28.66	(1,635)	5.44
Other income	303.46		76.09		227.37
Total revenue (Mortgage Banking segment)	$61,605	94.60	$90,333	108.59	$(28,728)	(13.99)

Gain on the sales of loans decreased for the nine months ended September 30, 2004, primarily due to our decrease in volume of loan sales and narrower margins particularly in the first three months of 2004. Our gain on the sale of loans was made up of a combination of various account categories which are summarized in the chart above, and quantified in basis points of loan sales volume.

The use of derivative financial instruments is a key to protecting our profit margins between the time of the interest rate lock to when the loan is sold to an investor. Interest rates at September 30, 2004 and 2003 were nearly equal. However during the nine month period ended September 30, 2003, interest rates fluctuated during the two periods. Due to decreases in mortgage interest rates during the last half of the nine month period ending September 30, 2004 and increases in interest rates for the same period of 2003, we recorded net losses on derivative financial instruments of $2.9 million and net gains of $3.7 million, respectively.

Our gross margins were $39.1 million for the nine months ended September 30, 2004 or 61 basis points on $6.4 billion in loan sales volume, a decline of $27.3 million from $66.4 million, or 80 basis points on $8.3 billion in loan sales volume for the comparable period in 2003.  Loan sales volume declined $1.9 billion. This decline was a major contributor in our reduction in the dollar amount of gross margins. The remaining decline was due to the lower overall gross margins that resulted from lower pricing reflecting competitive pressures. In total, premium recapture expense and loss provisions declined $1.2 million between the nine months ending September 30, 2004 and 2003. The loan loss provision increased by $93 thousand for the third quarter of 2004 versus the same period in 2003, while premium recapture expense declined by $1.3 million. Going forward we generally expect premium recapture expense to decline due to the overall decline in refinance loans. Conversely, while we believe that our underwriting process is sound and effective, loan repurchase obligations may increase in the future due to a higher mix of Alt-A loans, which have more complex underwriting and are more likely to be rejected by investors if we sell loans which do not meet the investors’ underwriting criteria.

During the first nine months of 2004 we had the benefit of approximately a $1.7 million timing difference carryover from the prior year that partially offset the negative effect of approximately $2.3 million carryover of the end of the period. The effect of the net negative impact was minor compared to the other factors that impacted margins.

Comparison between the first nine months of 2003 and 2004 shows a decline in our gross margin rate from 80 basis points to 61 basis points.  Market conditions remain extremely competitive as interest rates increased during much of the nine month period ending September 30, 2004 and the overall mortgage market contracted.  Competitive pricing pressures remained a key factor in our reduced margins. Our actual gross margin percentages in each nine month period were close to our target margin percentages and accordingly, we believe that our hedging program was successful (with the exception of higher than expected rate lock commitment fallout in the third quarter of 2004),  in protecting profit margins on our loan originations in both periods.

We recorded interest income of $22.2 million for the nine months ended September 30, 2004 and interest expense for the period was $11.1 million. The resulting net interest income earned on loan inventories was $11.1 million, representing 17 basis points on the nine months ending September 30, 2004 loan production of $6.5 billion. For the comparable period ended September 30, 2003 interest income was $23.8 million and interest expense was 10.7 million. This resulted in net interest earned of $13.2 million, representing 16 basis points on the nine months ending September 30, 2003 loan production of $8.3 billion.

Total expenses incurred in the Mortgage Banking Business for the nine months ended September 30, 2004 were approximately $67.9 million. Operating expenses, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense and other operating expenses), were approximately $56.8 million for the nine months ended September 30, 2004. For the comparable period ended September 30, 2003, there were approximately $63.9 million of total expenses of which approximately $53.2 million were operating expenses. The increase in operating expenses in 2004 was due to the ongoing expansion of our mortgage banking operations, which are comprised of regional and branch loan production offices and headquarters operations. For the nine months ended September 30, 2004, expenses included approximately $13.0 million in sales commissions, which vary in proportion with the volume of funded loans, or approximately 20 basis points (.20%) on $6.5 billion in funded loans. Operating expenses totaled $56.8 million, or approximately 87 basis points (.87%), on $6.5 billion in funded loans. Total expenses in basis points of loans sold (which is a measurement of the cost per loan) increased from 77 basis points for nine month period ending September 30, 2003 to 106 basis points for the nine months ended September 30, 2004. The operating cost per loan increased from $1,366 in 2003 to $1,816 per loan for the nine months ended September 30, 2004. The increased cost per loan in 2004 compared to the cost in  2003 shows that the reduced loan production in the first nine months of 2004 also reduced efficiency due to a larger branch system (new branches which are not fully developed) and higher headquarters overhead.

The table below provides the relationship between estimated fixed, variable and total expenses for the nine months ended September 30, 2004 and 2003 (dollars in thousands) (unaudited):

Loans funded — nine months ending September 30, 2004	$6,512,087

2004 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$14,508	22.28	$24,207	37.17	$38,715	59.45
Office and occupancy expense.	—	—	2,871	4.41	2,871	4.41
Professional fees	492.76		2,301	3.53	2,793	4.29
Other operating expense	3,815	5.86	8,646	13.28	12,461	19.14
Total operating expenses	18,815	28.90	38,025	58.39	56,840	87.29
Interest expense	11,075	17.01	—	—	11,075	17.01
Total expenses	$29,890	45.91	$38,025	58.39	$67,915	104.30

Loans funded — nine months ending September 30, 2003	$8,318,549

2003 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$18,351	22.06	$17,136	20.60	$35,487	42.66
Office and occupancy expense	—	—	1,894	2.28	1,894	2.28
Professional fees	927	1.12	2,801	3.37	3,728	4.49
Other operating expense	4,577	5.50	7,530	9.05	12,107	14.55
Total operating expenses	23,855	28.68	29,361	35.30	53,216	63.98
Interest expense	10,656	12.81	—	—	10,656	12.81
Total expenses	$34,511	41.49	$29,361	35.30	$63,872	76.79

Mortgage Asset Portfolio Business

Our Mortgage Asset Portfolio Business recorded a net loss of $2.6 million for the nine month period ending September 30, 2004 as compared to net income of $11.6 million in 2003 for the same period. This decline was due in large part to the expenses recorded in 2004 upon the sale of approximately 85% of our portfolio assets.

We held mortgage assets of approximately $161.3 million as of December 31, 2003.  As of September 30, 2004 mortgage assets were approximately $17.2 million. This reduction was based on a decision to liquidate the majority of our portfolio previously explained in section titled “Three Month Results”.

For the nine months ended September 30, 2004, total revenue was approximately $2.9 million while for the same period in 2003 total revenue was $9.8 million. Expenses for the first nine months of 2004 were approximately $7.4 million, while expenses for the same period of 2003 were $7.3 million. Included in the total Mortgage Asset Portfolio Business expense of approximately $7.4 million for the nine months ended September 30, 2004, is $4.9 million of valuation adjustment expense related to the sale of portfolio assets.

Liquidity and Capital Resources

General

Our sources of liquidity during the nine months ended September 30, 2004 primarily consisted of the following:

•                                            borrowings under our warehouse facilities;

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

As our mortgage banking operations have grown and our mortgage asset portfolio has declined through portfolio sales and borrower payoffs, our cash flow from investment activities has continued to decline in amount and materiality.

Cash Generated By and Used In Our Operations

During the nine months ended September 30, 2004, on a consolidated basis we had net positive cash flow of $1.7 million. The principal factors impacting our positive cash flow are:

•                    Net increases in our cash investment in loan inventories totaled cash usage of approximately $6.1 million.  Our warehouse line lending agreements allow us to borrow from 96% to 99% of the lesser of par or market value for each mortgage loan. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded with equity capital. We typically have cash invested totaling between 2% to 4% of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Mortgage loans held for sale increased from approximately $276.8 million at December 31, 2003 to approximately $394.4 million at September 30, 2004. An increase in the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, will cause cash utilization to carry loan inventories to increase in direct proportion to the inventory held.

•                    Sale of portfolio assets provided net cash proceeds of $26.4 million.

•                    Stock repurchase of 592,690 shares utilized $5.1 million in cash.

•                    Pay off of subordinated short-term debt facility used $3.0 million of cash.

•                    Consolidated cash disbursements for operating expenses exceeded cash receipts from revenues by approximately $4.8 million.

•                    Cash usage for capital expenditures totaled approximately $1.7 million.

•                    Increase in accrued expenses and other liabilities resulting in a use of $3.0 million and an increase in derivative financial instruments resulting in a use of $1.5 million.

We anticipate that our future liquidity will be predominantly impacted by our mortgage banking activities. For the remainder of 2004, wherever possible, we are managing staffing levels and utilizing our existing infrastructure to balance our loan production while growing our sales presence in existing and new markets. Our market share growth strategy is designed to generate loan volumes from new customers and increased business with existing customers in order to sustain, and potentially increase loan production, despite a continued contraction in the overall loan origination market. We will attempt to increase the proportion of variable costs while controlling fixed costs to minimize total expenses and maximize capacity utilization as we execute our market share growth strategy. For the remainder of 2004, we expect to originate $750 million to $850 million per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We expect our loan inventories to remain relatively flat during the remainder of 2004.  We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. If our funding volumes do not generate sufficient revenues, we may utilize cash to fund operating losses. We intend to use cash reserves, borrowings under the warehouse facilities as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations. We are therefore dependent on significant levels of warehouse financing to help execute our mortgage banking strategy. Furthermore, absent further deterioration in pricing margins due to competitive pressures, we must originate a minimum level of loans ($750 million to $850 million) without extraordinary charges to avoid negative operating cash flow.  During the nine months ending September 30, 2004 we averaged $724 million per month in loan production.  We lost $10.8 million prior to income tax which included a $4.9 million one time pretax expense on the sale of bond collateral. See Business Risk Factors in this Item 2 below. Management believes that our Company has sufficient sources of liquidity at September 30, 2004 to meet anticipated business requirements for the foreseeable future.

Short-Term Debt

As of September 30, 2004, short-term debt consists of $381 million of revolving credit lines (warehouse facilities) used to fund our lending activities. As of September 30, 2004, mortgage loans held for sale totaling $394 million were pledged as collateral for the warehouse facilities. We are dependent on our warehouse lending facilities to operate our business.  We must maintain, renew or replace our warehouse lines of credit in order to continue to fund loans.  Our warehouse facilities consist of borrowings of $381 million with four financial institutions. At September 30, 2004, our maximum available borrowings combined from these four financial institutions is $1.4 billion. These facilities typically advance 96% to 99% of the lesser of par or market value of the loans pledged as collateral. Such financing is currently provided primarily under (i) a 364-day secured mortgage warehousing revolving credit agreement, dated as of November 26, 2001, (the “Bank Credit Agreement”) with JPMorgan/Chase Bank; (ii) secured mortgage warehousing revolving credit agreement, originally dated March 28, 2002, (the “UBS Warburg Agreement”) with UBS Warburg Real Estate Securities Inc.; (iii) secured mortgage warehousing revolving credit agreement, originally dated October 11, 2002, (the “Countrywide Agreement”) with Countrywide Warehouse Lending; and (iv) a 729-day secured mortgage warehousing revolving credit agreement, dated as of September 15, 2003, (the “RFC Agreement”) with Residential Funding Corporation. These warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of our Company. As a result of the Company’s third quarter net loss, the Company was out of compliance with certain of its warehouse lending agreements at September 30, 2004. The Company was out of compliance with earnings covenants in its JPMorgan/Chase Bank, Countrywide Warehouse Lending and Residential Funding Corporation agreements. Each of the warehouse lenders has waived for the period ending September 30, 2004, the covenants for which the Company was out of compliance. We believe we are in good standing with our warehouse lenders. We have obtained modifications of warehouse lending covenants and will continue to negotiate for additional modifications to alleviate loan covenant violation concerns for the near future. Any future reductions or restrictions in our warehouse capacity could reduce the volume of loans that we are able to fund and could therefore reduce our revenues and earnings.

In 2001, we also entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bore interest at 12% and as of March 31, 2004, there was $3 million in borrowings outstanding. The loan was paid off in April 2004 and the Subordinated Loan Agreement was terminated. We therefore have no further access to this borrowing facility.

In April of 2004, we entered into agreements to sell 85% of our mortgage portfolio assets. As a result, at March 31, 2004, we reclassified approximately $90 million of our long-term debt to short-term debt. Net proceeds from the portfolio sales totaled approximately $26.4 million for the nine months ending September 30, 2004.  All loans sold in April of 2004 have been sold as of September 30, 2004.

Long-Term Debt—Non Recourse Mortgage-Backed Notes

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

The following table summarizes our rate lock commitments and our commitments to sell mortgage-backed securities and mortgage loans (dollars in thousands) (unaudited):

	September 30, 2004	September 30, 2003
Commitments to originate loans at set interest rates	$919,822	$937,493
Forward sales of mortgage-backed securities (TBA and options on TBAs)	577,000	862,000
Mandatory commitments to sell mortgage loans held for sale	286,375	158,746

For the purposes of hedging our interest rate exposure on our pipeline, we make various assumptions in order to estimate the rate lock commitments which will not close (fallout ratio). The fallout ratio is applied to the total rate lock commitments to arrive at the net exposure to interest rate changes in the market. The pipeline, after applying the fallout ratio to the rate lock commitments, amounted to $547.1 million and $545.8 million at September 30, 2004 and 2003, respectively. Included in our pipeline are uncommitted loans held for sale of $108.0 million and $208.3 million at September 30, 2004 and September 30, 2003 respectively. Our pipeline is hedged utilizing forward sales of mortgage-backed securities and options on mortgage-backed securities. Some of these commitments may ultimately be denied by our Company or declined by the borrower, and therefore, the commitment amounts do not necessarily represent future cash requirements.

Lease and Long-Term Debt Commitments

In order to better understand our future obligations under our leases and long-term debt agreements, the table below shows our expected future payments for these debt instruments.

	Payments Due by Period (dollars in thousands) (unaudited)
Contractual Obligations as of September 30, 2004	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt	$15,869	$8,192	$5,449	$2,228	$0
Operating Leases	12,459	4,533	5,385	2,431	110
Total	$28,328	$12,725	$10,834	$4,659	$110

Long-term debt is in the form of bonds which are directly tied to bond collateral (assets) in the form of mortgage loans.

Business Risk Factors

Risks Associated with Our Mortgage Banking Business

We Have a Limited Operating History in the Mortgage Origination Industry, Which Makes it Difficult to Evaluate Our Current Business Performance and Future Prospects

Our Company was formed in 1997 and operated as a mortgage REIT (mortgage portfolio investment) until the fourth quarter of 2001, at which time we began originating and selling residential mortgages (mortgage banking). As a result, comparisons between financial performance in current quarters and past quarters may not be helpful in evaluating our current performance or our future prospects. The market for mortgage originations has been dominated by unprecedented levels of refinances in 2002 and 2003 due to historically low interest rates. While our executive officers have extensive mortgage origination and mortgage banking experience, and we have hired experienced personnel in our mortgage banking subsidiary, the Company does not have a significant history as a mortgage banking company and many uncertainties exist as competitors address the significant contraction of the mortgage origination market. This may limit our ability to evaluate our current performance and project our future performance.

We Expect Our Fixed Operating Expenses to Continue to Increase, Which May Adversely Affect Our Results of Operations

Our Mortgage Banking Business had a net loss of approximately $3.8 million (after income tax benefits) for the nine month period ended September 30, 2004. These losses were primarily attributable to a decline in loan funding volumes and revenues and higher overhead expenses as compared to the same period in 2003. We expect to incur additional costs and expenses related to the expansion of our sales force and regional underwriting centers. If this expansion does not result in adequate revenues, our financial performance will suffer. We must generate approximately $750 million to $850 million in sales volume per month, absent further deterioration in pricing margins due to competitive pressures, to meet our expense obligations. We are expanding our business operations and increasing our fixed expenses in a contracting market.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our increased level of expenses. In addition, we expect to utilize income tax benefits against future profits and taxes. Some of the tax benefits may have to be reversed (valuation account established) in the future if significant operating losses occur, or if we determine at a future date that forecasted operating profits may not be sufficient to fully utilize deferred tax assets. See “Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations.”

We May Not Be Able to Effectively Manage the Growth of Our Business

Over the past three years, we have experienced rapid growth. In the beginning of 2001, we had approximately 20 employees. As of September 30, 2004, we had approximately 715 employees. Many of these employees have very limited experience with us and a limited understanding of our systems. Many of our financial, operational and managerial systems were designed for a small business and have only recently been upgraded or replaced to support larger scale operations. If we fail to manage our growth effectively, our expenses could increase, negatively affecting our financial results.

Expanding Our Market Presence and Market Share in the Face of a Contracting Market May Not Be Successful

The origination market was an estimated $3.8 trillion in 2003 due to low interest rates which spurred both strong home sales and refinance demand. In 2004, the origination market is expected to contract to $2.7 trillion. Competitiveness will increase in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. Wherever possible we are managing staffing levels and utilizing our existing infrastructure to load balance our loan production while growing our sales presence in existing and new markets. Our expansion is based upon increasing a proportion of variable costs while reducing the fixed cost per loan. There can be no assurance that this strategy will be successful in the face of stiffening competition and a contracting marketplace.

Competition in the Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

Our success in the Mortgage Banking Business depends, in large part, on our ability to originate loans in sufficient quantity such that the gain on sales of loans net of hedges are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling loans, we compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating residential 1-4 unit mortgages, many of which have greater financial resources than us. We also face competition from companies already established in these markets. In addition to the level of home purchase activity, the origination market is directly tied to the general level of interest rates and refinance activity. The origination market was an estimated $3.8 trillion in 2003, due to strong home sales, low interest rates and strong refinance demand. In 2004 the origination market is expected to contract to $2.7 trillion. Competitiveness has increased in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that the variety and the price competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even as the overall market for mortgages declines; however, there can be no assurance that we will be able to successfully and profitably compete.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Generate Profitable Operations

We have made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support our loan origination business. At September 30, 2004, lease commitments for headquarter and regional offices totaled approximately 176,300 square feet. There were 715 employees which include 145 which are paid solely by commissions. The balance of employees is salaried or hourly employees. In order to achieve profitability at this staffing level, our monthly loan sales volume must be approximately $750 to $850 million, absent further deterioration in pricing margins due to competitive pressures, but there can be no assurance this can be accomplished. Since our revenues are tied directly to the level of loan production and subsequent sale, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. Furthermore, should competitive pressures require us to reduce targeted gains on the sale of loans, the volume required to sustain profitability would increase. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted.

Mortgage Banking Revenues Can Fluctuate From Period to Period Based on a Number of Factors

Our operating results have and may in the future fluctuate significantly from period to period as a result of a number of factors, including the volume of loan origination, interest rates and the level of unrealized gains/losses in unsold loans, the value of funded loans not yet committed for sale or positions in derivative securities. Accordingly, the consolidated net income of our Company may fluctuate from period to period.

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

Further, if the closing of a sale of loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the subsequent quarter, our results of operations for the previous quarter could be significantly depressed. If our results of operations do not meet the expectations of our stockholders and potential stockholders, the price of our common stock may decrease.

Our Hedging Strategies May Not Be Successful in Mitigating Our Risks Associated With Interest Rate Changes

We use forward sales of mortgage-backed securities (TBA) and options on mortgage-backed securities (MBS) which are classified as derivative financial instruments, to provide a level of protection against interest rate risk. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of our rate lock commitments and loans not yet committed for sale. We cannot assure you, however, that our use of derivatives will offset all of our risk related to changes in interest rates. There have been periods, and it is possible that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the desired effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. If we poorly design strategies or improperly execute transactions we could actually increase our exposure to interest rate risk and potential losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

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

The value of the mortgage loans that we originate is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when we have committed to funding the loan (rate lock commitments) and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when we commit to sell, or sell the loans to third-party purchasers (uncommitted loans). These rate lock commitments and uncommitted loans held for sale are collectively referred to as our pipeline. To manage the interest rate risk of our pipeline, we continuously project the percentage of rate lock commitments on loans we expect to close. Because projecting a percentage of rate lock commitment loans that will close is especially difficult during periods of volatile interest rates, we cannot assure that our projections will be accurate. On the basis of such projections, we use forward sales of mortgage-backed securities (TBA) and options on MBS, which are classified as derivative instruments. These “hedges” are designed to mitigate the adverse impact interest rate fluctuations may have on the value of the pipeline. Our use of hedges is based in part on our estimates as to the percentage of loans that will close, and therefore we cannot assure you that our use of derivative instruments will offset the risk of changes in interest rates.

If interest rates change, the actual percentage of rate lock commitment loans that close may differ from the projected percentage. A sudden significant increase in interest rates can cause a higher percentage of rate lock commitment loans to close than projected. We may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of derivative instruments, adversely affecting results of operations. Likewise, if a lower percentage of rate lock commitment loans close than was projected, due to a sudden decrease in interest rates or otherwise, we have and may in the future adjust our hedge positions or mandatory sales commitments at a significant cost, adversely affecting our results of operations. This risk is greater during times of interest rate volatility.

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

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

We currently have revolving warehouse borrowing facilities in place totaling $1.4 billion. These facilities enable AmNet to fund up to approximately $1.6 billion on a monthly basis. In order to continue our operations, we must maintain, renew or replace warehouse lines of credit. There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to renew our current warehouse facilities with JP Morgan/Chase Bank, UBS Warburg Real Estate Securities, Countrywide Warehouse Lending, Inc. and Residential Funding Corporation. Failure to renew facilities would limit our potential to fund loans and may adversely affect our financial results. Among the factors that will affect our ability to renew and expand our warehouse line borrowings are financial market conditions and the value and performance of our Company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs, under one agreement, the lenders under our other agreements could also declare a default. Any default under our credit facilities could have an adverse effect on our financial results. As a result of the Company’s third quarter net loss, the Company was out of compliance with certain of its warehouse lending agreements at September 30, 2004. The Company was out of compliance with earnings covenants in its JPMorgan Chase Bank, Countrywide Warehouse Lending and Residential Funding Corporation agreements. Each of the warehouse lenders has waived, for the period ending September 30, 2004, the covenants for which the Company was out of compliance. We believe we are in good standing with our warehouse lenders. We have obtained modifications of warehouse lending covenants and will continue to negotiate for additional modifications to alleviate loan covenant violation concerns for the near future.

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

We Sell a Substantial Portion of Loans We Originate to Competitors

We have warehouse line facilities with Countrywide. We also sell a portion of our loans to two of our competitors. For the nine months ending September, 30, 2004 we sold to Countrywide Home Loans, Inc., 59% of all loan sales and to Wells Fargo we sold 16% all loan sales. If either Countrywide or Wells Fargo changes its correspondent lending strategy or procedures, or stops purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms. We could also be forced to find other sources of warehouse line lending. Any of these results may have an adverse effect on our results of operations.

Dependency on Correspondent Investors, Secondary Markets

Our ability to generate gains on the sales of mortgages is largely dependent upon the continuation of correspondent lending programs offered by large correspondent lenders, as well as our continued eligibility to participate in such programs. Although we are in good standing with a number of large correspondent lenders and are not aware of any proposed discontinuation of, or significant reduction in, the operation of such programs, any such changes could have a material adverse effect on our operations. We anticipate that we will continue to remain eligible to participate in such programs, but any significant impairment of such eligibility would materially adversely affect our operations.

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California.

A large proportion of loans we fund are concentrated in California (24.4% of all loans closed for the nine month period ended September 30, 2004). Although we have expanded our operations on the East Coast of the United States, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent investors for loans in California, potentially adversely affecting our results of operations and financial condition.

Repurchased or Non-saleable Loans May Adversely Impact Results of Operations and Our Financial Position

In connection with the sale of loans to correspondent investors, we make a variety of representations and warranties regarding the loans, including those that are customary in the industry relating to, among other things, compliance with laws, regulations and investor program standards and the accuracy of information on the loan documents and in the loan file. In the event that an investor finds that a loan or group of loans violates our representations, the investor may require us to repurchase the loan or loan group and bear any potential related loss on the disposition of the loans, or provide an indemnification for any losses sustained by the investor on the loans. Additionally, we may originate a loan that does not meet investor underwriting criteria or has some other defect, requiring us to sell the loans at a significant discount. We have hired experienced personnel at all levels and have established significant controls to ensure that all loans are originated to our underwriting standards, and are maintained in compliance with all of the representations made by us in connection with our loan sale agreements. However, there can be no assurances that mistakes will not be made or that certain employees will not deliberately violate our lending policies and, accordingly, we are subject to repurchase risk and losses on unsaleable loans. Typically, with respect to any loan that might be repurchased or unsaleable, we would correct the flaws if possible and re-sell the loan in the market. We have created repurchase reserves to provide for this contingency on our financial statements, but there can be no assurances that loan losses associated with repurchased or unsaleable loans will not adversely impact results of operations or the financial condition of our Company. Additionally, should an investor or group of investors experience an adverse trend of non-compliant loans from our Company, we could lose the privilege of selling loans to the investor(s), which could have a material adverse impact on our ability to sell our loans and thus adversely impact the results of operations or the financial condition of the Company.

The Company Provides Loans to Sub-prime Borrowers which May Adversely Affect Earnings

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

Our Loan Recourse Reserve is Difficult to Estimate Given Our Limited History in the Mortgage Banking Business

We began our Mortgage Banking segment in November of 2001. Mortgage loans we sell to investors provide for repurchase of loans which become delinquent within varying timeframes. Our limited history makes it difficult to assess the amount of recourse reserves which should be provided given these recourse arrangements. Therefore there is no assurance that our recourse reserves are adequate.

The Nationwide Scope of Our Operations Exposes Us to Risks of Noncompliance with an Increasing and Inconsistent Body of Complex Laws and Regulations at the Federal, State and Local Levels

We originate mortgage loans in many states. We must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years and in addition, individual cities and counties have begun to enact laws that restrict loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

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

It is against our policy to engage in predatory lending practices. We have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations. The companies that buy our loans and/or provide financing for our loans origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans. If we relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. The growing number of these laws, rules and regulations will likely increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

An Interruption In or Breach of Our Information Systems May Result In Lost Business

We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We utilize proprietary software for our main loan origination system. This software is not fully documented and we have a limited number of employees who are knowledgeable about this application. We cannot assure you that systems failure or interruptions will not occur, or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

The Success and Growth of Our Business Will Depend Upon Our Ability to Adapt to, Implement and Maintain Technological Changes

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and fund loans. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the internet, accept electronic signatures, and provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business could be significantly harmed.

We Must Attract and Retain Qualified Account Executives and Qualified Personnel to Produce Our Desired Level of Revenues

The Company relies on commissioned account executives to generate loan referrals from professional mortgage brokers. These account executives typically have established relationships with brokers. The Company’s overall loan fundings are dependent upon the number of account executives, and as such, sustained loan production and market share growth are dependent on the successful retention and recruitment of the sales force. Similarly, the Company relies on the expertise of its employees in other facets of operations, including underwriting, capital markets, risk management, and finance and accounting. Given the dependency on the job market for qualified employees, to continue our growth poses the potential risk that the Company will not be able to attract and retain qualified employees.

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

We Are Subject To Losses Due To Errors or Fraudulent Acts On The Part Of Loan Applicants, Employees or Mortgage Brokers

Mortgage brokers who assist loan applicants in obtaining mortgage loans refer all of the mortgage loans originated by us. As such, the loan application, property appraisal, credit report and other supporting documentation are furnished by the mortgage broker and used by our underwriters to make approval or denial decisions. There could also be the potential of collusion between the broker and an employee to produce a fraudulent loan. Our employees usually have little contact with loan applicants, and rely on the mortgage broker to obtain and furnish all of the documentation supporting the mortgage loan application. Mortgage brokers may make mistakes in completing the documentation for a loan leading to an increased risk of our holding a non-saleable loan or of indemnifying or repurchasing loans from investors.

Further, in rare cases, the mortgage broker may knowingly or unknowingly submit an application wherein multiple parties to the transaction (borrower, appraiser, seller, or title insurer) work in collusion to inflate the property value and/or falsify other documentation in order to obtain a mortgage loan. These types of fraudulent mortgage loans will have a high risk of default, and will likely not be fully recoverable through disposition of the underlying property securing the mortgage loans. Additionally, in the case of Alternative A loans, which is some cases permit the borrower to “state” their income but not have to provide income documentation, the mortgage broker may intentionally coach a borrower to make material misrepresentations in order to qualify for a loan.

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

We are Opening a Correspondent Lending Division in a Highly Competitive Marketplace with No Previous Company Experience.

During the third quarter of 2004 we began hiring highly seasoned correspondent lending employees in anticipation of starting correspondent lending activity in November 2004.  Although these employees have experience with correspondent lending we, as a Company, have no experience in correspondent lending.  Lack of experience may lead to mistakes and miscalculations with the resulting effect of revenue loss.  There can be no assurance we will be profitable in correspondent lending, and we may in fact lose money in this activity.

Risks Associated with Our Mortgage Asset Portfolio Business

In May 2004, we sold the majority of our bond collateral mortgage loans and bond collateral real estate owned.  Proceeds from the sale were used to retire $116.0 million of bond debt, leaving $15.9 million of bond debt at September 30, 2004.  As such, the Mortgage Asset Portfolio Business is not expected to have a material impact on the Company’s financial statements going forward.  The risks associated with our remaining Mortgage Asset Portfolio Business are outlined in our 2003 form 10-K filed with the SEC on March 30, 2004.

The Purchasers of the Portfolios Have the Right to Make the Company Repurchase Loans Sold to Them.  A Reserve has Been Provided by the Company For This Purpose and Provide Coverage for Trailing Transaction Expenses.

In connection with the companies purchasing bond collateral we provided protections under our representation and warranties within the sale agreements that we would repurchase any loans found to be out of compliance with agreed upon standards.  We are also under obligation to pay any trailing transaction costs.  The Company has estimated the cost of these items and set up a reserve based on the estimate.  There can be no assurances that this provision will be sufficient.  As of September 30, 2004 the provision for costs related to the bond collateral sales was $184.6 thousand.

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

Mortgage Asset Portfolio Business

Interest Rate Risk

Our operating results for this business segment will depend in large part on differences between the income earned from our assets (net of credit losses) and our borrowing costs. All but $1.3 million of this business segment’s bond collateral and real estate owned are pledged as collateral for long-term debt (securitizations). In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, which creates a mismatch between asset yields and borrowing rates.  Consequently, changes in interest rates, particularly short-term interest rates, may influence the Mortgage Asset Portfolio Business net income. Long-term debt interest rates are tied to LIBOR.  Increases in these rates will tend to decrease net income from the Mortgage Asset Portfolio Business.

Sensitivity Analysis

The methods we have used in our sensitivity analysis have not changed significantly since December 31, 2003, although our mortgage asset portfolio is significantly diminished in size as a result of asset sales since that date.

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

	(dollars in thousands)
			If Interest Rates Were To
	September 30, 2004		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$46,133	$46,133	$46,133	$46,133	$46,133	$46,133
Mortgage loans held for sale, net, pledged, (lower of cost or market)	394,368	399,023	397,534	400,302	396,005	401,532
Derivative financial instruments	237	237	744	(1,759)	(110)	(5,024)
Bond collateral and real estate owned, net	17,197	17,447	17,443	17,449	17,441	17,454
Total interest-earning assets	$457,935	$462,840	$461,854	$462,125	$459,469	$460,095

Interest-bearing liabilities:
Short-term debt	$380,791	$380,791	$380,791	$380,791	$380,791	$380,791
Long-term debt, net	15,869	15,869	15,869	15,869	15,869	15,869
Total interest-bearing liabilities	$396,660	$396,660	$396,660	$396,660	$396,660	$396,660

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

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program

Month #1 (July 1, 2004 to July 31, 2004)	—	—	—	388,510

Month #2 (August 1, 2004 to August 31, 2004)	32,800	$7.86	32,800	355,710

Month #3 (September 1, 2004 to September 30, 2004)	48,400	7.88	48,400	307,310

Total	81,200	$7.87	81,200	307,310

(1) We announced the repurchase program on May 13, 2004. A total of 400,000 shares were approved for repurchase. There is no expiration date for this repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) None
(b) None

ITEM 6.	EXHIBITS

(a)		Exhibits

	(1)	3.1	Second Articles of Amendment and Restatement of the Registrant
	(4)	3.1 A	Articles of Amendment (regarding name change)
	(2)	3.2	Fourth Amended and Restated Bylaws of the Registrant
	(3)	4.1	Registration Rights Agreement dated February 11, 1997
	(2)	4.3	First Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004
	(5)	10.20	Executive Employment between AmNet Mortgage, Inc. and John Robbins
	(5)	10.21	Executive Employment between AmNet Mortgage, Inc. and Jay Fuller
	(5)	10.22	Executive Employment between AmNet Mortgage, Inc. and Judith A. Berry
	(5)	10.23	Executive Employment between AmNet Mortgage, Inc. and Lisa Faulk
		31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification
32.1	Section 906 CEO Certification
32.2	Section 906 CFO Certification

(1)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003
(2)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 30, 2004
(3)	Incorporated by reference to our registration statement on Form S-11 filed September 25, 1997
(4)	Incorporated by reference to our quarterly report form 10-Q for the fiscal quarter ended March 31, 2004 filed May 17, 2004.
(5)	Incorporated by reference to our current report on Form 8-K filed October 6, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMNET MORTGAGE, INC.

Dated: November 15, 2004	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President Chief Financial Officer