Form 10-K
period 2004-12-31
AmNet Mortgage, Inc.
filed 2005-03-30
CIK 1035744

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Title of each class Common Stock ($.01 par value)

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

        At June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates (for the purposes of this calculation affiliates include Directors, Executive Officers and a related party) was $61.2 million, based on the closing price of the common stock on the American Stock Exchange.

        As of March 4, 2005, there were 7,307,960 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement issued in connection with the Annual Meeting of Stockholders of the registrant to be held in 2005, are incorporated herein by reference into Part III.

ITEM 1. BUSINESS

        The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Such statements use words such as "expect," "will," "may," "anticipate," "goal," "intend," "seek," "believe," "plan," and "strategy" and derivatives of such words. Forward looking statements in this report include those statements regarding:

  •
  Our future results of operations and the factors that could impact our results;

  •
  The factors that may impact our future liquidity;

  •
  Our strategies;

  •
  Changes in the mortgage market and competitive factors;

  •
  The estimates we use in preparing our financial statements and the impact of accounting standards;

  •
  The risks that may impact our business.

        Our forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statements. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements. Some of the most significant risks that we face that could harm our future operating results or prevent us from meeting our goals and objectives are the following:

  •
  We are maximizing the utilization of our existing infrastructure while managing our staffing levels and growing our sales presence in existing and new markets. Due to market contraction, our strategy requires us to capture an increasing percentage of the market in a highly competitive environment, which will put pressure on our gross margins. If we are not able to do this, we would likely experience losses (due to our increased level of expenses or lower gross margins).

  •
  We have expanded our branch system and increased fixed expenses over the past year in a contracting market. Additionally, our potential market share increases are dependent on retaining and expanding our sales force and broker customer base, which is more challenging in a highly competitive market environment. In particular, we must remain competitive relative to our pricing of loans, which could cause us to lower our gross margins.

  •
  We sell a substantial portion of our loans to two of our competitors. If our competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms. In either case, this could reduce our revenues and earnings.

  •
  We are dependent on our warehouse lending facilities to operate our business. We must maintain, renew or replace our warehouse lines of credit in order to continue to fund loans. We believe we are in good standing with our warehouse lenders, however, any future reductions or restrictions in our warehouse capacity could reduce the volume of loans that we could fund and would therefore reduce our revenues and earnings.

  •
  In 2004 we made the strategic decision to create a correspondent lending operating platform and in 2005 we began purchasing closed loans from small mortgage bankers and other financial institutions. Some of the risks associated with this channel are different from our wholesale lending business, and our company has no experience competing in this highly competitive segment of the mortgage market. We have committed overhead to this new channel, and expect to make additional investments in 2005 to try to build this new source of revenue. However it is difficult to evaluate our competitive posture and growth prospects for this channel, and we may not be able to compete effectively against larger, well established correspondent lenders.

  •
  In 2004 we began offering subprime loans to wholesale brokers, and we intend to increase our proportion of subprime loans significantly this year as we hire dedicated account executives to call on mortgage brokers who specialize in subprime loans. While we have a centralized underwriting and funding center to process these loans and have hired experienced personnel, subprime loans are more complex and any errors we make in underwriting or funding these loans could cause loans to be un-saleable or to be sold at a significant loss. Additionally subprime lending is extremely competitive making it difficult to evaluate the potential growth prospects and profit margins for this product line.

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

        Other factors that may impact our results, include but are not limited to, general economic conditions, the world political climate, unexpected expense increases, overall interest rates, volatility in interest rates, the shape of the yield curve, changes in accounting rules or their application, changes in the margins for gains on sale of originated loans, changes in the demand of mortgage brokers for our loan products and services or of loan purchasers for originated loans, changes in the mortgage industry regulatory environment, changes in the requirements of correspondent loan programs offered by our investors or our ability to meet such requirements and changes in our anticipated cash requirements. These and other risk factors that could cause actual results to differ materially are set forth in more detail in this item under the heading "Business Risk Factors."

Introduction

        Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to fundamentally shift our strategic direction to mortgage banking. We started the transition in 2001 by forming a subsidiary, American Mortgage Network, Inc. to engage in the wholesale lending segment of the mortgage banking industry. Effective January 1, 2002 we began reporting our financial results in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business. In January of 2003 we elected to discontinue REIT status with the Internal Revenue Service, which had previously been approved by our stockholders. In order to more closely align our name with our activities, we changed our name from American Residential Investment Trust, Inc. to AmNet Mortgage, Inc., as of May 5, 2004. On September 29, 2004 our Company's stock began trading on the NASDAQ National Market System under the trading symbol AMNT. Previously we were listed on the American Stock Exchange under the trading symbol INV and prior to that we were listed on the NYSE.

        During 2004, our mortgage banking operations receded from 2003 production levels due to market contraction as mortgage interest rates increased and refinancing activity returned to more normal levels. However mortgage banking activity continued to dominate our revenue, representing 97.3% of our 2004 revenue. The Mortgage Asset Portfolio Business significantly declined in 2004 due to the strategic sale of four of five securitized pools in our portfolio. Financial information regarding our business segments may be found in Note 15 to our consolidated financial statements.

        In March of 2004, we began providing loan programs tailored to sub-prime borrowers with credit that does not meet conventional guidelines or who require non-conventional loan terms with respect to loan-to-value, debt ratio, cash-out or documentation. Sub-prime loans are offered through several different loan programs. However, our Company policy is not to provide high cost loans which are defined as mortgage loans that feature either an interest rate or points and fees charged in connection with loans that exceed certain thresholds prescribed by federal or state law or local ordinances. Sub-prime lending provides loan solutions for borrowers with credit problems who would not qualify for other lending products we offer. The unit cost to originate these loans is higher due to more labor intensive underwriting and funding process and higher percentage of loan applications that are not approved or funded. As a result of higher credit risk and cost, we must charge higher interest rates for assuming this risk. To help mitigate the additional risks, underwriting for these loans is performed at our centralized sub-prime operations center located in our San Diego headquarters office as opposed to regional underwriting and funding for all other wholesale loan products we offer. Our long-term strategy is to grow this segment of our business to up to 20% of our loan funding volume. Our subprime volume total was one percent of total loan volume funded in the fourth quarter of 2004 and is expected to reach four percent of total loan volume in 2005. We have hired seasoned staff to augment our expertise in this area of lending. We also have negotiated with investors to buy the loans we generate and modified our agreements with existing warehouse lenders to finance these loans.

        Our mortgage banking Company was formed in 2001 and has operated exclusively as a wholesale lender. As such we have worked with our approved broker clients, who refer loans to the Company for underwriting and funding. In 2004 we made a strategic decision to create a correspondent lending channel. Incremental revenues from this channel will help us to more fully leverage our wholesale lending infrastructure, particularly our headquarter administrative costs. Correspondents are larger brokers, mortgage bankers or other financial institutions who originate and fund loans and sell closed loans on a service released basis. We have hired an experienced sales team and established an operations center in Columbia Maryland to process these loan purchases. We began operations in the first quarter of 2005. Expenses incurred for correspondent lending are included in the Mortgage Banking Business segment.

        Relative to our Mortgage Asset Portfolio segment, we made a strategic decision to sell the vast majority of our mortgage assets in the second quarter of 2004 and we substantially completed the sales in the third quarter of 2004. The remaining mortgage assets of approximately $15.0 million are pledged to secure long-term debt totaling approximately $13.5 million, referred to as our CMO/FASIT 1998-1 Securitization. Our Company over-collateralized the bonds at the time of issuance, by pledging assets in excess of new liabilities. These bond collateral assets are carried at the lower of cost or net realizable value. At December 31, 2004, our bond collateral assets were carried on our consolidated balance sheet at approximately $1.5 million more than our remaining long-term debt.

        On a cash basis, we continue to receive principal and interest payments on the bond collateral assets and these proceeds are used by the bond trustee to service the long-term debt. Any excess cash flow is remitted to us on a monthly basis. The long-term debt is non-recourse to our Company, meaning that only the principal and interest received from the bond collateral assets, combined with any proceeds from the sale of REO loans, can be used to service the bond liabilities. As such, while we do generally receive some net cash flow from the bond collateral assets each month, we will never be required to have any cash outlay associated with these assets and related long-term debt liability.

Mortgage Banking Business

Summary

        Our Mortgage Banking segment originates mortgage loans predominately to prime quality borrowers (except our subprime division which was launched in 2004) secured by first trust deeds and second trust deeds through a network of independent mortgage brokers. Our subprime volume total was one percent of total loan volume funded in the fourth quarter of 2004 and is expected to reach four percent of total loan volume in 2005. A concentration of our business is in California (24.9% of loans, by loan volume, originated in the twelve months ending December 31, 2004); however, we do business on a nationwide basis.

        We use a dedicated sales force to offer our loan products to approved wholesale mortgage brokers, who refer their clients' loans to us for underwriting and funding. Loans meeting our underwriting criteria are generally approved and funded at our regional underwriting loan centers. Our headquarters office performs various functions through multiple departments including establishment of policy, risk management, secondary marketing, loan delivery to investors, finance, accounting, administration, marketing, human resources, and information technology.

        Our Mortgage Banking segment represented 97.3% of our revenue for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2004, four branch offices and six regional offices were opened for a total of thirty-two office locations. The number of employees company-wide increased from 648 to 759 during the twelve months ended December 31, 2004.

        We funded $9.0 billion in home loans during the twelve-month period ended December 31, 2004. For the twelve-month period ended December 31, 2003, we funded $10.2 billion in home loans. According to the Mortgage Bankers Association's ("MBA"), the total market for residential loan originations declined from $3.8 trillion in 2003 to $2.7 trillion in 2004.

        We borrow funds under our warehouse credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing-released basis. Currently we have four warehouse facilities that enable us to borrow up to an aggregate of $1.4 billion. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants restricting, among other things, the absolute level of leverage, requiring minimum levels of cash reserves, profitability and stockholders' equity.

        We currently sell all loans we fund on a servicing-released basis, usually within 30 days of funding. The table below shows the age of funded loans as of December 31, 2004 (unaudited):

Aging Range	Number of Loans	Warehouse line usage (000's)	% of Total
Less than 30 days	1,463	$209,604	90.2%
30 to 60 days	76	14,538	6.3%
61 days to 90 days	41	8,094	3.5%

TOTAL	1,580	$232,236	100.0%

Loan Origination Strategy

        The mortgage loan origination business is dominated in the United States by mortgage brokers that compete on a retail basis with banks and other direct lending institutions. Mortgage broker loans are funded by mortgage bankers and other financial institutions. This segment of the mortgage industry is referred to as wholesale lending. The main reason mortgage brokers compete effectively is their ability to provide superior customer service, a wide range of products, competitive pricing and a quick response to market changes.

        We provide brokers daily pricing of mortgage loan products. Our price is established through a review of mortgage-backed securities pricings from major mortgage lenders (loan investors or correspondent lenders). Our pricing process provides the broker with the ability to review specific loan underwriting differences and product nuances without having to search through each lender's loan programs. The broker can then lock in a loan rate and close the loan through us. We charge brokers approximately $500 per loan for various administrative activities on funded mortgage loans. Broker fees are deferred, and then recognized at the time the loan is sold.

        We depend entirely upon independent mortgage brokers for our wholesale loan originations. While our dedicated sales force (referred to as account executives) actively services the needs of each broker client, these brokers have no contractual obligations to us and substantially all of these business partners do business with multiple wholesale lenders, sometimes submitting multiple applications for each prospective borrower. We compete for business based on pricing, service, fees, and other factors. As such, the wholesale lending market is highly competitive.

        Our new correspondent lending operation depends on customers to sell to our Company mortgage loans which have been funded through the customer's own warehouse lines. Customers of our correspondent lending operations have no contractual obligations to us and we compete for business based upon pricing, service, fees and other factors. The correspondent lending market is also highly competitive.

Loan Products

        We offer a wide selection of mortgage products to our wholesale brokers and correspondents, including fixed and adjustable rate mortgages, with fixed rate mortgages of ten, fifteen, twenty, twenty-five or thirty years and adjustable rate mortgages with fixed interest rates for periods of one, two, three, five and seven years. We offer these loan products for both conforming loans (loans of $359,650 or less) and non-conforming loans (loans over $359,650). We also offer a variety of other loan products including second trust deed loans, Alt-A loans (reduced underwriting standards as allowed by our loan purchasers) and subprime loans in order to effectively compete with other loan originators. We added sub-prime loans to our product offerings in March of 2004 to further broaden the products available to our broker customers. All of our loan products are designed according to standards required by secondary market investors to ensure liquidity. Our Company policy is not to engage in predatory lending or to provide high cost loans which are defined as mortgage loans that feature either an interest rate or points and fees charged in connection with loans that exceed certain thresholds prescribed by federal or state law or local ordinances.

Credit Risk Management

        As a mortgage banker, while we sell loans on a non-recourse basis and thus do not have long-term credit exposure, we make various representations and warranties to our correspondent investors as to the loans sold, including representations that the loans were: underwritten to the investors' underwriting standards; originated in compliance with various laws and regulations; and not the subject of known fraud. As such, we have established various policies and controls to ensure that all loans are originated in a standardized fashion, and in accordance with our policies and procedures. We endeavor to ensure that our loan originations are saleable and that repurchases are minimized.

        All of the loans originated by us are referred to us by independent mortgage brokers who assist borrowers in obtaining mortgage credit. Brokers as well as our correspondent lending clients are approved to do business with us by our centralized client administration department. These clients must submit an application which requests (among other things) proof of license from regulatory authorities and summary of business activity with references. We check broker references and perform background checks to substantiate the broker's business practices. We have developed an extensive broker monitoring process and we review our brokers' eligibility periodically depending on various factors.

        Underwriting policies have been established for all loans, augmented by program guidelines for each specific loan type. These underwriting standards and guidelines are applied by our regional operations personnel to evaluate the borrower's credit standing and repayment ability, and the value and adequacy of the related mortgaged property as collateral. The majority of loans are also systematically underwritten and approved using various automated underwriting systems including FNMA's Desktop Underwriter or Freddie Mac's Loan Prospector, as part of our standard underwriting process.

        In determining the adequacy of the mortgaged property as collateral, an appraisal is completed for each property considered for financing except in special circumstance loan products where an appraisal requirement is waived by an investor. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the market value of comparable homes, the estimated rental income (if considered applicable by the appraiser) and the cost of replacing the home. The value of the property being financed, as indicated by the appraisal, must be such that it currently supports, and is anticipated to support in the future, the outstanding mortgage loan balance.

        We have a quality assurance department ("QA") which performs post-funding, independent, quality control reviews on approximately 7% to 10% of the loans originated (by number of loans). We perform quality assurance procedures through independent companies for, verification of property value, borrower credit history and borrower identity to detect fraud. Our QA department also performs a re-underwriting, as well as compliance audits to detect errors in the loan disclosure documents. The random reviews of 7% to 10% are supplemented, as needed, with targeted reviews on new programs, new brokers, new branches, new activity within certain geographic areas and/or on specific underwriters. The results of QA audits are reviewed monthly by management and corrective actions, if necessary, are taken to address critical findings.

Warehouse Facilities—Loans Held For Sale

        We require substantial financing for our business operations. Specifically, we fund our loan originations and unsold loan inventory through major financial institutions via secured lending facilities called warehouse lines. The loan inventory is pledged as collateral for these lines. We typically borrow 96% to 99% of the par balances of the loans we originate. Such financing is currently provided primarily under:

  (i)
  a 364-day secured mortgage warehousing revolving credit agreement, originally dated as of November 26, 2001 (current expiration date is May 23, 2005), (the "Bank Credit Agreement") with JPMorgan/Chase Bank;

  (ii)
  a secured mortgage warehousing revolving credit agreement, originally dated as of March 28, 2002 (there is no expiration date as this is an uncommitted facility), (the "UBS Warburg Agreement") with UBS Warburg Real Estate Securities Inc.;

  (iii)
  a secured mortgage warehousing revolving credit agreement, originally dated as of October 11, 2002 (current expiration date of December 31, 2005), (the "Countrywide Agreement") with Countrywide Warehouse Lending;

  (iv)
  a 729-day secured mortgage warehousing revolving credit agreement, originally dated as of September 15, 2003 (current expiration date of July 31, 2006), (the "Agreement") with Residential Funding Corporation.

        In 2001, we entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bore interest at 12% and as of December 31, 2003, there was $3 million in borrowings outstanding. The $3 million loan was paid off in April 2004 and the Subordinated Loan Agreement was cancelled.

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

        At December 31, 2004 we had maximum borrowing capacity under our four warehouse facilities totaling $1.4 billion. We intend to extend the expiration dates on warehouse facilities currently in place and add syndicate banks to the Bank Credit Agreement in 2005, and obtain additional warehouse financing agreements to support the growth in our origination business. To the extent that we are not successful in negotiating renewals of our borrowings, obtaining waivers for loan covenant violations, or in arranging new financing, we may have to curtail our origination activities, which would have a material adverse effect on our business and results of operations. The Company was out of compliance with certain loan covenants at various times during 2004. We requested and obtained waivers from our warehouse lenders for each of those instances, and we believe we have been, and continue to be in good standing with all of our warehouse lenders.

Loan Sales

        One of our primary sources of revenue is the gain on the sale of mortgage loans. We sell loans to correspondent investors (referred to as the secondary market) at market rates, which usually are above our cost basis in these mortgage loans. We use a centralized pricing function to ensure that mortgage loans are originated and funded in accordance with our pricing strategies, which reflect the secondary gain target for each loan product. We have hired highly trained personnel to perform both mortgage loan pricing and mortgage loan sale activity and to mitigate market interest rate fluctuation risk on rate locked loan commitments and closed loans in our pipeline (See "Interest Rate Risk Management and the Relationship Between Our Hedging Instruments and the Market Adjustments qnd Gain On Sale that We May Record for a Period" below). We have obtained approval to sell to several large correspondent lenders and other financial institutions and intend to continually expand our investor base, to ensure that we can sell a broad level of loan products and have adequate loan sale liquidity.

        In 2004, a substantial majority of the loans we generated were purchased by a handful of correspondent investors. In 2004, these included (by loan volume) Countrywide Home Loans Inc. (55.8%), Wells Fargo Funding, Inc. (15.6%), Morgan Stanley Mortgage Capital Inc. (9.1%) and other investors (19.5%). Our considerations in deciding where to sell loans are price and operational efficiency. We also consider speed of execution and loan product guidelines. We believe that all of the loans we sell currently could be sold to a number of other investors.

Interest Rate Risk Management and the Relationship Between Our Hedging Instruments and the Market Adjustments and Gain On Sale That We May Record for a Period

        Our Mortgage Banking Business is subject to the risk of changing interest rates between the time we commit to extend credit at a set interest rate (rate lock) and the time we sell the mortgage loans. Our pipeline consists of loans for which we have provided a rate lock but which we have not yet closed (rate locked loan commitments) and closed loans that have not yet been committed for sale (closed loans). Generally, as market interest rates rise, our pipeline, which then has lower interest rates than the market, is not as attractive to investors and therefore we lose value in the pipeline. Conversely, as market interest rates fall, our pipeline is more attractive to investors and we gain value in the pipeline. However, some of this gain in value may be offset by an increase in the fallout of our rate locked loans as borrowers seek alternative loans with the new, lower interest rates.

        To mitigate the risk of rising interest rates and protect our pricing margins, we purchase hedge instruments. The gains or losses from this activity will generally correlate to losses or gains derived from market adjustments on our rate locked loan commitments and losses or gains that we record on sales of our closed loans. Typically higher than expected market adjustments and gains from the sale of loans will be offset by hedging losses, while lower than expected market adjustments and gains from the sale of loans will be offset by hedging gains. However, we will at times have timing differences between the time we recognize hedge losses and the time we are able to recognize corresponding increases in the value of our closed loans as we do not apply hedge accounting as defined by SFAS 133. These timing differences may impact our quarterly and annual operating results.

        Utilizing past loan fallout history, we estimate the percentage of our loan rate lock loan commitments that will close, but these projections are difficult, especially during periods of volatile interest rates. We hedge (or protect) our loan sale margin in the pipeline using forward sales of mortgage-backed securities ("TBA's"), options on mortgage-backed securities ("MBS") and similar agreements.

        We generally adjust our hedge coverage on a daily basis based upon changes in the size and composition of the pipeline and resultant changes to our estimated pipeline exposure, seeking to protect our loan sale margin targets. Since August of 2002, we have used an outside company, Mortgage Capital Management, Inc. ("MCM"), to help us manage our interest rate risks. MCM is a quantitative software and advisory service firm that currently serves a number of clients in the mortgage banking industry. MCM performs pipeline exposure analysis and provides hedging recommendations on a daily basis. Our loan pipeline at December 31, 2004 was approximately $813 million and the loan pipeline at December 31, 2003 was approximately $530 million. We believe our hedges have correlated to both increases and decreases in the value of our loan rate locked loans and uncommitted closed loans. In the future, as our loan products change and our subprime and correspondent channels increase production, our hedging strategies, fallout assumptions and hedging instruments may change to better mitigate the risk of interest rate changes.

        The net aggregate gains or losses that we ultimately recognize on our rate locked loans, closed loans and hedge instruments, is our gross margin. We record gains or losses on the three components of our gross margin as follows:

  •
  Rate locked loan commitments.    Any change in the value of our rate locked loan commitments, from the expected value of the loan at the time the rate lock commitment was made to the end of the period is measured at the end of each accounting period, and is recorded as a market adjustment. Both increases and decreases in value are recorded at the end of a period. These changes are recorded as a "market adjustment on interest rate lock commitments" in our Statement of Operations.

  •
  Closed loans.    We do not recognize any increase in value in our closed loan inventory until a true sale has taken place. However, if the cost basis of the loan is more than could be obtained by sale in the marketplace, a market adjustment is recorded (referred to as the lower of cost or market, or "LOCOM"). Accordingly, increases in value are not recorded at the end of a period, but decreases are. Any declines in value are recorded in our Statement of Operations as an adjustment to our "gain on sale of loans" revenue at the time they are recognized.

  •
  Hedge instruments.    Our hedging instruments (forward sales of mortgage backed securities and options on forward sales of mortgage backed securities) are marked to market at the end of each period and both increases and decreases in value are recorded. These changes in value are recorded as "derivative financial instruments" in our Statement of Operations.

        With respect to these three related components of our revenue, the only change in value that is not recorded at the end of each period is an increase in the value of our closed loans. A drop in market interest rates will generate an increase in the value of these loans, but this increase is not recognized in our operating income until the loan sales have settled. Accordingly, we may have increased value attributable to our closed loans at the end of a period which will not be recognized until the next period. Nevertheless, the related decrease in value of any hedge instruments we purchased to hedge these closed loans will be recorded at the end of the period. As a result, we may recognize a hedge loss in one quarter, while we may not recognize the corresponding increase in the value of loans until the next quarter.

        In each instance, a timing difference will impact two quarters or two yearly reporting periods. It will impact the first reporting period negatively, as gains on the closed loans are not reported but the hedge costs are. The subsequent reporting period will then have the benefit of recording the gains without the related hedge costs. Timing differences may also occur at both the beginning and end of the same reporting period, with a partial balancing effect.

Regulatory Oversight

        Our mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans Administration ("VA"), FNMA, FHLMC, the Governmental National Mortgage Association ("GNMA"), the California Commissioner of Corporations and other regulatory agencies with respect to originating, processing, underwriting, selling, securitizing, and servicing mortgage loans. In addition, there are other federal and state statutes and regulations affecting the activities of our Company. These rules and regulations, among other things, impose licensing obligations, prohibit discrimination, and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers, establish eligibility criteria for mortgage loans, and fix maximum loan amounts.

        Mortgage origination activities are generally subject to the provisions of various federal and state statutes including, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act of 1970, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act of 1974 ("RESPA"), the Fair Housing Act, and the regulations promulgated thereunder, which, among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs, limit interest rates, fees and charges paid by borrowers and lenders, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Our Company policy is not to provide high cost loans which are defined as mortgage loans that feature either an interest rate or points and fees charged in connection with loans that exceed certain thresholds prescribed by federal or state law or local ordinances. The Company follows the Mortgage Bankers Associations' "Best Practices Statement" as part of its Fair Lending Policy.

Seasonality

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

Competition

        We compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating "A" paper for residential 1-4 unit mortgages and subprime mortgages. We also compete with the same entities to purchase correspondent loans. Many of these companies have been in business longer than we have and have larger scale organizations and greater financial resources than we do. We compete for business based on pricing, service, fees, underwriting features and other factors. The origination market exceeded $3.8 trillion in 2003 due to both strong home sales and high refinancing demand caused by low interest rates. In 2004 the origination market contracted to $2.7 trillion according to the MBA economic forecast dated March 14, 2005. According to the same forecast, 2005 will see further contraction to $2.4 trillion of mortgage originations. Competitiveness has increased in this shrinking mortgage market, putting pressure on the market competitors to reduce pricing to sustain origination volumes and market share. We believe that expansion of our sales force, acquisition of new broker customers and the competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even as the overall demand for mortgages declines.

Concentration in California

        In 2004, approximately 24.9% of the dollar value of loans we generated was derived from loans made in California. While we are expanding our operations to other areas, including the East Coast and Midwest regions of the United States, we anticipate that we will continue to have a significant concentration of our loans originated from California. All of our revenues are generated within the United States.

Mortgage Asset Portfolio Business

Operations

        We made a strategic decision to sell the vast majority of our mortgage assets in the second quarter of 2004 and we substantially completed the sales in the third quarter of 2004. The remaining mortgage assets of approximately $15.0 million are pledged to secure long-term debt totaling approximately $13.5 million, referred to as our CMO/FASIT 1998-1 Securitization. Our Company over-collateralized the bonds at the time of issuance, by pledging assets in excess of new liabilities. These bond collateral assets are carried at the lower of cost or net realizable value. At December 31, 2004, our bond collateral assets were carried on our balance sheet at approximately $1.5 million more than our remaining long-term debt.

        On a cash basis, we continue to receive principal and interest payments on the bond collateral assets and these proceeds are used by the bond trustee to service the long-term debt. Any excess cash flow is remitted to us on a monthly basis. The long-term debt is non-recourse to our Company, meaning that only the principal and interest received from the bond collateral assets, combined with any proceeds from the sale of REO loans, can be used to service the bond liabilities. As such, while we do generally receive some net cash flow from the bond collateral assets each month, we will never be required to have any cash outlay associated with these assets and related long-term debt liability.

        Currently, our mortgage asset portfolio business revenue consists primarily of net interest income generated from our bond collateral mortgage loans (consisting mainly of A- and B credit grade sub-prime adjustable rate mortgage loans secured by residential properties), and our cash and investment balances (collectively, "earning assets").

        For that portion of our earning assets funded with borrowings, the resulting net interest income is the difference between our average yield on earning assets and the cost of borrowed funds. The table below illustrates interest rates on mortgage loans (net coupon) and interest rates on long-term debt (financing rates) (unaudited):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	Weighted Average TOTAL
At December 31, 2004
Weighted average net coupon	—	—	—	—	9.44%	9.44%
Weighted average financing rates	—	—	—	—	3.46%	3.46%
At December 31, 2003
Weighted average net coupon	9.15%	9.49%	9.00%	8.88%	9.40%	9.17%
Weighted average financing rates	2.24%	1.29%	3.33%	1.82%	2.14%	2.37%

        The weighted average net coupon is our interest income rate, while the weighted average financing rate is our interest expense rate. The difference between our interest income and interest expense is net interest income.

        Net interest income from the Mortgage Asset Portfolio Business will generally decrease following an increase in short-term interest rates due to a lag between increases in borrowing costs and adjustments to the earning asset yields. The majority of our earning assets are adjustable rate loans that adjust every six months based on a margin over the six-month LIBOR index. Net interest income from our Mortgage Asset Portfolio Business will generally increase following a fall in short-term interest rates due to decreases in our borrowing costs and a lag and/or "floor' in downward adjustments to the earning asset yields.

        Our primary expenses, besides borrowing costs, are premium amortization (amortization of loan purchase premiums), provision for loan losses and losses on sale of real estate owned ("REO") net. Provision for loan losses represents the Company's best estimate of expenses related to future loan defaults. Gains or losses on the sale of REO net represent differences between sale proceeds and the net carrying value of the property. The carrying value includes a reduction (valuation reserve) to reflect an estimate of expected proceeds at time of sale. The estimate of carrying value for REO properties may result in a gain or a slight loss at the time of sale. The goal is to estimate net realizable value at the time of sale as closely as possible. Loan purchase premiums are amortized using the interest method over their estimated lives.

Servicing

        We acquired mortgage loans on both a "servicing-released" basis (i.e., acquisition of both the mortgage loans and the rights to service them) and on a "servicing-retained" basis (i.e., acquisitions of the mortgage loans but not the rights to service the mortgage loans). We contracted with sub-servicers to provide servicing at a cost of a fixed percentage of the outstanding mortgage balance and the right to hold escrow account balances and retain certain ancillary charges. We arranged for the servicing of the mortgage loans with servicing entities that have particular expertise and experience in servicing the types of mortgage loans acquired. Wells Fargo is the Master Servicer who provides oversight to ensure proper performance of the servicers.

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

Overall Capital Guidelines

        Our capital management goal is to strike a balance between the under-utilization of leverage, which could increase our use of cash, and the over-utilization of leverage, which could decrease our use of cash and which would deplete our ability to meet cash obligations during periods of adverse market conditions. For limited periods, we may exceed our desired leverage range, but it is anticipated that in most circumstances the desired leverage will be achieved over time without specific action by our personnel, through the natural process of mortgage principal repayments and increases in mortgage loan activities. Our warehouse lending agreements restrict overall debt leverage ratios to a maximum of 12:1 and require certain cash reserves be maintained at all times. Our debt to equity ratio at December 31, 2004 was 3.41 which is lower than preferred. Our Board of Directors has the discretion to modify our policies and restrictions without stockholder consent. Our Directors review alternative uses of cash, keeping in mind capital requirements of our warehouse lenders and the need for sufficient liquidity to operate the Company.

        Our management personnel and Board of Directors reviews from time to time leverage and cash reserve guidelines based on the composition of assets and liabilities and assessments of capital call risks. Our Board of Directors periodically reviews various analyses of the risks inherent in our balance sheet, including an analysis of the effects of various scenarios on our net cash flow, net income, dividends, liquidity and net market value.

        At December 31, 2004, the ratio of our total assets to our total stockholders' equity was approximately 4.41 to 1. This percentage will fluctuate from time to time, as the composition of the balance sheet changes, borrowing bases required by lenders change, the value of the mortgage assets change and as the capital cushion percentages are adjusted over time. We will actively monitor and adjust, if necessary, our policies and processes, both on an aggregate portfolio level as well as on an individual pool or mortgage loan basis. We take into consideration current market conditions and a variety of interest rate scenarios, availability and cost of hedge instruments, performance of mortgage loans, credit risk, prepayment of mortgage assets, general economic conditions, potential issuance of additional equity, anticipated growth in loan origination and sale activity and the general availability of financing.

Our Internet Address

        Our internet address is: www.amnetmortgageinc.com. Our Securities and Exchange Commission filings are available free of charge at our website. Our website includes the charters for various Board of Director Committees (Audit Committee; Corporate Governance and Nominating Committee; and Compensation Committee); Policy for Reporting Violations and Complaints; and our Code of Ethics.

Employees

        At December 31, 2004 we employed 759 employees. The management team consisting of vice president and above, is composed of 53 highly experienced people with up to 30 years experience in the mortgage banking business. Our executive team is comprised of four highly experienced individuals who also have up to 30 years experience in the mortgage banking business. As of March 4, 2004 there were 746 employees with 51 people composing the management team.

Business Risk Factors

Risk Associated with Mortgage Banking Business and Mortgage Portfolio Business

Failure to Achieve and Maintain Effective Internal Controls In Accordance With Section 404 of the Sarbanes-Oxley Act Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price

        We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Under Section 404 our management will be required to assess the effectiveness of our internal controls over financial reporting and our independent auditors will be required to issue an attestation report on management's assessment. Our loan origination software consists of proprietary programs which are not completely documented, and we are currently implementing additional control measures in order to strengthen various aspects of our technology infrastructure. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain adequate internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, operating results and the trading price of our stock.

Risks Associated with Our Mortgage Banking Business

We Have a Limited Operating History in Correspondent Lending, Which Makes it Difficult to Predict our Future Prospects for this Lending Channel

        Our mortgage banking Company was formed in 2001 and has operated exclusively as a wholesale lender. As such we have worked with our approved broker clients, who refer loans to the Company for underwriting and funding. In 2004 we made a strategic decision to create a correspondent lending channel. Incremental revenues from this channel will help us to more fully leverage our wholesale lending infrastructure, particularly our headquarter administrative costs. Correspondents are larger brokers, mortgage bankers or other financial institutions who originate and fund loans and sell closed loans on a service released basis. We have hired an experienced sales team and established an operations center in Columbia Maryland to process these loan purchases. We began operations in the first quarter of 2005. The correspondent segment of the mortgage banking market is highly competitive, particularly relative to the pricing of loans, and is dominated by large financial institutions that have large and well established correspondent lending sales and operating platforms. Additionally, many of these competitors retain the servicing on the loans they purchase, and may offer their clients more operational flexibility than we intend to offer since we sell all of the loans we fund or purchase on a servicing released basis. As a result of our Company's limited experience in correspondent lending, it is difficult to evaluate our growth prospects for this new channel. Overhead expenses directly attributable to the correspondent channel are currently in the range of $150,000 to $300,000 per month. While we continue to dedicate overhead expense to create additional capabilities and build our market presence in this new channel, we may not be able to achieve the level of anticipated loan fundings to cover our direct overhead, or it may take longer than we have anticipated.

We Have a Limited Operating History in Subprime Lending, Which Makes it Difficult to Predict our Future Prospects for this Lending Channel

        In 2004 we made a strategic decision to build the infrastructure and hire executives to enable our Company to build our subprime volume to 20% of total volume by the end of 2006. We created a subprime loan underwriting center and began to hire dedicated subprime wholesale account executives. Incremental revenues from this channel will help us to more fully leverage our existing lending infrastructure, particularly our headquarter administrative costs. The subprime segment of the mortgage banking market is highly competitive, and is dominated by large, well-established firms who specialize in this segment of the market. Additionally, many of these subprime lenders have portfolio capabilities and may offer their clients more operational flexibility that we intend to offer since we sell all of the loans we fund or purchase on a servicing released basis. As a result of the competitive nature of this market segment and our Company's limited experience in subprime lending, it is difficult to evaluate our growth prospects for this product line. Overhead expense directly attributable to the subprime business is currently in the range of $150,000 to $250,000 per month. While we will continue to dedicate overhead expense and intend to increase our overhead expenses in the first half of 2005 to recruit sales professionals and build our market presence in this new channel, we may not be able to achieve the level of anticipated fundings to cover our direct overhead, or it may take longer than we have anticipated.

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

We Expect Our Fixed Operating Expenses to Continue to Increase, Which May Adversely Affect Our Results of Operations

        Our Mortgage Banking Business had a net loss of approximately $3.3 million (after income tax benefits) for the twelve month period ended December 31, 2004. These losses were primarily attributable to a decline in loan funding volumes and revenues and higher overhead expenses as compared to the same period in 2003. We expect to incur additional costs and expenses related to the expansion of our sales force, development of our correspondent and subprime lending channels, and investment in our information technology capabilities. If this expansion does not result in adequate revenues, our financial performance will suffer. We must generate approximately $1.1 billion to $1.2 billion in sales volume per month in 2005, absent further deterioration in pricing margins due to competitive pressures, to meet our expense obligations. We are expanding our business operations and increasing our fixed expenses in a contracting market. Our strategy requires us to capture an increasing percentage of the market in wholesale lending, correspondent lending and subprime lending, in a highly competitive environment which will put pressure on our gross margins. If we are not able to do this, we would likely experience losses due to our increased level of expenses. In addition, we expect to utilize income tax benefits against future profits and taxes. Some of the tax benefits may have to be reversed (valuation account established) in the future if significant operating losses occur, or if we determine at a future date that forecasted operating profits may not be sufficient to fully utilize deferred tax assets. See "Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations."

We May Not Be Able to Effectively Manage the Growth of Our Business

        Over the past three years, we have experienced rapid growth. In the beginning of 2001, we had approximately 20 employees. As of December 31, 2004, we had approximately 759 employees. Many of these employees have very limited experience with us and a limited understanding of our systems. Many of our financial, operational and managerial systems were designed for a small business and have only recently been upgraded or replaced to support larger scale operations. If we fail to manage our growth effectively, our expenses could increase, negatively affecting our financial results.

Expanding Our Market Presence and Market Share in the Face of a Contracting Market May Not Be Successful

        The origination market was [an estimated] $3.8 trillion in 2003 due to low interest rates which spurred both strong home sales and refinance demand. In 2004, the origination market contracted to $2.7 trillion. Competitiveness will increase in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. Wherever possible we are managing staffing levels and utilizing our existing infrastructure to load balance our loan production while growing our sales presence in existing and new markets. Our expansion is based upon increasing a proportion of variable costs while reducing the fixed cost per loan. There can be no assurance that this strategy will be successful in the face of stiffening competition and a contracting marketplace.

Competition in the Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

        Our success in the Mortgage Banking Business depends, in large part, on our ability to originate loans in sufficient quantity such that the gain on sales of loans net of hedges and other revenue are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling loans, we compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating residential 1-4 unit mortgages, many of which have greater financial resources than us. We also face competition from companies already established in these markets. In addition to the level of home purchase activity, the mortgage loan origination market is directly tied to, the general level of interest rates, and refinance activity. The origination market was [an estimated] $3.8 trillion in 2003, due to strong home sales, low interest rates and strong refinance demand. In 2004 the origination market contracted to $2.7 trillion. Competitiveness has increased in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that the variety and the price competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even as the overall market for mortgages declines; however, there can be no assurance that we will be able to successfully and profitably compete.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Generate Profitable Operations

        We have made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support our loan origination business. At December 31, 2004, lease commitments for headquarter and regional offices totaled approximately 206,700 square feet. There were 759 employees including 156 employees who are paid solely by commissions. The balance of employees is salaried or hourly employees. In order to achieve profitability at this staffing level plus expected staffing levels in 2005, our monthly loan sales volume must be approximately $1.1 to $1.2 billion, absent further deterioration in pricing margins due to competitive pressures, but there can be no assurance this can be accomplished. Since our revenues are tied directly to the level of loan production and subsequent sale, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. Furthermore, should competitive pressures require us to reduce targeted gains on the sale of loans, the volume required to sustain profitability would increase. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted.

Mortgage Banking Revenues Can Fluctuate From Period to Period Based on a Number of Factors

        Our operating results have and may in the future fluctuate significantly from period to period as a result of a number of factors, including; the volume of loan origination, interest rates and the level of unrealized gains/losses in unsold loans, the value of funded loans not yet committed for sale or positions in derivative securities. Accordingly, the consolidated net income of our Company may fluctuate from period to period.

        Further, if the closing of a sale of loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the subsequent quarter, our results of operations for the previous quarter could be significantly depressed.

Our Financial Results Fluctuate As a Result of Seasonality

        Although the refinance portion of our Mortgage Banking Business is not seasonal, our purchase business is generally subject to seasonal trends. During 2003, our refinance business grew to a high of 90% of our activity. In 2004, as we returned to more normal markets and purchase and refinance activity became more equal, seasonality became a significant factor in our business. Seasonality trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry.

Our Hedging Strategies May Not Be Successful in Mitigating Our Risks Associated With Interest Rate Changes

        We use forward sales of mortgage-backed securities (TBA) and options on mortgage-backed securities (MBS), which are classified as derivative financial instruments, to provide a level of protection against interest rate risk. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of our rate locked loan commitments and closed loans. However, our use of derivatives may not offset all of our risk related to changes in interest rates. In the past we have incurred, and in the future we may incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the desired effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. If we poorly design strategies or improperly execute transactions we could actually increase our exposure to interest rate risk and potential losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

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

        The value of the mortgage loans that we originate is at risk due to fluctuations in interest rates during two time periods: (1) the period beginning when we have committed to funding the loan (rate locked loan commitments) and ending when the loan closes, or funds; and (2) the time period beginning when the loan closes and ending when we commit to sell, or sell the loans to third-party purchasers of closed loans. These rate locked loan commitments and closed loans are collectively referred to as our pipeline. To manage the interest rate risk of our pipeline, we continuously project the percentage of rate locked loan commitments on loans we expect to close. Because projecting a percentage of rate lock commitment loans that will close is especially difficult during periods of volatile interest rates, we cannot assure that our projections will be accurate. On the basis of such projections, we use forward sales of mortgage-backed securities (TBA) and options on MBS, which are classified as derivative instruments. These "hedges" are designed to mitigate the adverse impact interest rate fluctuations may have on the value of the pipeline. Use of hedges is based in part on our estimates as to the percentage of loans that will close, and therefore we cannot assure you that our use of derivative instruments will offset the risk of changes in interest rates.

        If interest rates change, the actual percentage of rate lock commitment loans that close may differ from the projected percentage. A sudden significant increase in interest rates can cause a higher percentage of rate lock commitment loans to close than projected. We may not have made forward sales commitments to sell these additional loans and consequently may incur significant losses upon their sale at current market prices, which may not be offset by gains in the value of derivative instruments, adversely affecting results of operations. Likewise, if a lower percentage of rate lock commitment loans close than was projected, due to a sudden decrease in interest rates or otherwise, we have and may in the future adjust our hedge positions or mandatory sales commitments at a significant cost, adversely affecting our results of operations. This risk is greater during times of interest rate volatility. Also, as our loan product list changes over time, our assumptions concerning rate locked loan closings may change. Incorrect assumptions will adversely affect results of operations.

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

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

        We currently have four revolving warehouse borrowing facilities in place totaling $1.4 billion. These facilities enable AmNet to fund up to approximately $1.6 billion on a monthly basis. In order to continue our operations, we must maintain, renew or replace warehouse lines of credit. There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to renew our current warehouse facilities with JP Morgan/Chase Bank, UBS Warburg Real Estate Securities, Countrywide Warehouse Lending, Inc. and Residential Funding Corporation. Failure to renew facilities would limit our potential to fund loans and may adversely affect our financial results. Among the factors that will affect our ability to renew and expand our warehouse line borrowings are financial market conditions and the value and performance of our Company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. Certain agreements require the Company to record a combined profit for the second and third quarter of 2005. While the Company expects to be able to meet their covenants, if we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs, under one agreement, the lenders under our other agreements could also declare a default. Any uncured default under our credit facilities could have a materially adverse effect on our financial results. As of December 31, 2004, the Company was out of compliance regarding a loan covenant with one warehouse lender. A waiver was requested prior to December 31, 2004 and was subsequently obtained. The Company was also out of compliance with certain lenders at other times during 2004. We requested and obtained waivers from our warehouse lenders for each of those instances as well. We believe we have been, and continue to be in good standing with all of our warehouse lenders.

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

We Sell a Substantial Portion of Loans We Originate to Competitors

        We have warehouse line facilities with Countrywide Home Loans, Inc. ("Countrywide"). We also sell a substantial portion of our loans to Countrywide as well as other competitors. For the twelve months ending December 31, 2004 we sold (by loan volume) to Countrywide 55.8%, Wells Fargo Funding Inc. ("Wells Fargo") 15.6% and Morgan Stanley Mortgage Capital Inc. ("Morgan Stanley")

9.1% of all loan sales. If Countrywide, Wells Fargo or Morgan Stanley changes its correspondent lending strategy or procedures, or stops purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms. We could also be forced to find other sources of warehouse line borrowing. Any of these events may have an adverse effect on our results of operations.

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

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California

        A large proportion of loans we fund are concentrated in California (24.9% [by loan volume] of all loans closed for the twelve month period ended December 31, 2004). Although we have expanded our operations on the East Coast of the United States, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent investors for loans in California, potentially adversely affecting our results of operations and financial condition.

Repurchased or Non-saleable Loans May Adversely Impact Results of Operations and Our Financial Position

        In connection with the sale of loans to correspondent investors, we make a variety of representations and warranties regarding the loans, including those that are customary in the industry relating to, among other things, compliance with laws, regulations and investor program standards and the accuracy of information on the loan documents and in the loan file. In the event that an investor finds that a loan or group of loans violates our representations, the investor may require us to repurchase the loan or loan group and bear any potential related loss on the disposition of the loans, or provide an indemnification for any losses sustained by the investor on the loans. Additionally, we may originate a loan that does not meet investor underwriting criteria or has some other defect, requiring us to sell the loans at a significant discount. We have hired experienced personnel at all levels and have established significant controls to ensure that all loans are originated to our underwriting standards, and are maintained in compliance with all of the representations made by us in connection with our loan sale agreements. However, there can be no assurances that mistakes will not be made or that certain employees will not deliberately violate our lending policies and, accordingly, we are subject to repurchase risk and losses on unsaleable loans. Typically, with respect to any loan that might be repurchased or unsaleable, we would correct the flaws if possible and re-sell the loan in the market. We have created repurchase reserves to provide for this contingency on our financial statements, but there can be no assurances that these reserves are adequate, or that loan losses associated with repurchased or unsaleable loans will not adversely impact results of operations or the financial condition of our Company. Additionally, should an investor or group of investors experience an adverse trend of non-compliant loans from our Company, we could lose the privilege of selling loans to the investor(s), which could have a material adverse impact on our ability to sell our loans and thus adversely impact the results of operations or the financial condition of the Company.

The Company Provides Loans to Subprime Borrowers which May Adversely Affect Earnings

        In March of 2004, the Company began lending to sub-prime borrowers. For the twelve month period ending December 31, 2004 revenue from this activity was less than one-percent of total revenue. Credit risks associated with sub-prime mortgage loans will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principle difference between sub-prime mortgage loans and conforming mortgage loans is that sub-prime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor's non-owner occupancy status with respect to the mortgaged property. We have added personnel in a centralized sub-prime underwriting and funding center to help mitigate the risks associated with these loans, however there can be no assurance that all sub-prime loans will be able to be sold to investors at a profit. If we are not successful, higher overhead incurred to produce these loans may not be covered by the income derived from sub-prime lending.

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

        It is against our policy to engage in predatory lending practices and/or high cost loans which are defined as mortgage loans that feature either an interest rate or points and fees charged in connection with loans that exceed certain thresholds prescribed by federal or state law or local ordinances. We have generally avoided originating loans that exceed the APR or "points and fees" thresholds of these laws, rules and regulations. The companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans. If we relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. The growing number of these laws, rules and regulations will likely increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

We Must Attract and Retain Qualified Account Executives and Qualified Personnel to Produce Our Desired Level of Revenues

        The Company relies on commissioned account executives to generate loan referrals from professional mortgage brokers. These account executives typically have established relationships with brokers. The Company's overall loan fundings are dependent upon the number of account executives, and as such, sustained loan production and market share growth are dependent on the successful retention and recruitment of the sales force. Similarly, the Company relies on the expertise of its employees in other facets of operations, including underwriting, capital markets, risk management, and finance and accounting. Given the dependency on the job market for qualified employees, to continue our growth poses the potential risk that the Company will not be able to attract and retain qualified employees.

Capital Shortages Could Impede the Ability to Execute Our Mortgage Banking Strategy

        Our mortgage banking activities require a significant level of cash reserves and capital to support loan inventories and overhead exposure. Additionally, while we utilize warehouse credit facilities to fund our loan origination activity, we must invest cash equity in our loan inventories approximating 0.5% to 4.0% of the cost basis of these loans. While we believe our capital base, cash reserves and cash flow from the sale of a majority of our Mortgage Asset Portfolio Business and mortgage banking revenues will be sufficient to enable us to execute our mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring us to raise additional debt or equity capital or decrease or cease our origination activities.

We Are Subject To Losses Due To Errors or Fraudulent Acts On The Part Of Loan Applicants, Employees or Mortgage Brokers

        Mortgage brokers who assist loan applicants in obtaining mortgage loans refer all of the mortgage loans originated or purchased by us. As such, the loan application, property appraisal, credit report and other supporting documentation are furnished by the mortgage broker and used by our underwriters to make approval or denial decisions. There could also be the potential of collusion between the broker and an employee to produce a fraudulent loan. Our employees usually have little contact with loan applicants, and rely on the mortgage broker to obtain and furnish all of the documentation supporting the mortgage loan application. Mortgage brokers may make mistakes in completing the documentation for a loan leading to an increased risk of our holding a non-saleable loan or of indemnifying or repurchasing loans from investors.

        Further, in rare cases, the mortgage broker may knowingly or unknowingly submit an application wherein multiple parties to the transaction (borrower, appraiser, seller, or title insurer) work in collusion to inflate the property value and/or falsify other documentation in order to obtain a mortgage loan. These types of fraudulent mortgage loans will have a high risk of default, and will likely not be fully recoverable through disposition of the underlying property securing the mortgage loans. Additionally, in the case of Alternative A loans, which in some cases permit the borrower to "state" their income but not have to provide income documentation, the mortgage broker may intentionally coach a borrower to make material misrepresentations in order to qualify for a loan.

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

        We have established risk management and quality control committees to set policy and manage exposure to credit losses due to fraud, compliance errors or non-compliance with our underwriting standards. We have representations and warranties agreed upon by our correspondent lending customers to repurchase loans which do not meet certain standards. Regular quality control audits are done on representative samples of mortgage loans and all mortgage loans submitted by brokers who come under suspicion in the normal course of business. Additionally, we have numerous controls and processes to ensure that all of the mortgage loans applications submitted through mortgage brokers are not based on fraudulent or intentionally misrepresented documentation. However, there can be no assurances that the broker and/or borrowers do not submit fraudulent or inaccurate documentation that is not detected by our personnel or by electronic fraud checks utilized by us. Should we originate a significant number of fraudulent loans or loans based on inaccurate documentation, and incur costs or losses that cannot be recovered through contractual remedies we have with our brokers, correspondents or other vendors, our results of operations and financial condition could be materially adversely affected.

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

Risks Associated with Our Mortgage Asset Portfolio Business

        In May 2004, we sold the majority of our bond collateral mortgage loans and bond collateral real estate owned. Proceeds from the sale were used to retire $85.9 million of bond debt, leaving $13.5 million of bond debt at December 31, 2004. As such, the Mortgage Asset Portfolio Business is not expected to have a material impact on the Company's consolidated financial statements going forward.

The Purchasers of the Portfolios Have the Right to Make the Company Repurchase Loans Sold to Them. A Reserve has Been Provided by the Company For This Purpose and Provide Coverage for Trailing Transaction Expenses.

        In connection with the companies purchasing bond collateral, we provided protections under our representation and warranties within the sale agreements that we would repurchase any loans found to be out of compliance with agreed upon standards. We are also under obligation to pay any trailing transaction costs. The Company has estimated the cost of these items and set up a reserve based on the estimate. There can be no assurances that this provision will be sufficient. As of December 31, 2004 the provision for costs related to the bond collateral sales was $121.4 thousand.

Executive Officers of the Company

        The following table presents certain information concerning the executive officers of our Company:

Name	Age	Position
John M. Robbins	57	Chairman of the Board, Chief Executive Officer and President
Jay M. Fuller	54	Executive Vice President of Production
Judith A. Berry	51	Executive Vice President and Chief Financial Officer
Lisa S. Faulk	47	Executive Vice President, Operations

        John M. Robbins, CMB (Certified Mortgage Banker) has served as Chairman of the Board of Directors and Chief Executive Officer and Director of our Company since its formation in February 1997. In 2002, Mr. Robbins began serving as President. Prior to joining us, Mr. Robbins was Chairman of the Board of American Residential Mortgage Corporation from 1990 until 1994 and President of American Residential Mortgage Corporation from the time he co-founded it in 1983 until 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1972. Mr. Robbins has served two terms on the Board of Governors and the Executive Committee of the Mortgage Bankers Association of America ("MBA"), and was appointed to its first Board of Directors and is a current Board Member. He is serving his second term on FNMA's National Advisory Board. Mr. Robbins is currently a director of Phoenix Footwear (PXG) American Stock Exchange and is a trustee and Treasurer of the University of San Diego. Mr. Robbins was elected in October of 2004 to the position Vice Chairman of the MBA Board of Directors.

        Jay M. Fuller served as President and Chief Operating Officer of our Company since its formation in February 1997 until March 2003 and now serves as Executive Vice President of Production. Prior to joining us Mr. Fuller served as President of Victoria Mortgage from 1995 to 1996. Mr. Fuller was an Executive Vice President and Chief Administration Officer of American Residential Mortgage Corporation from 1985 to 1994 and Senior Vice President from 1983 to 1985. In these capacities, at various times, Mr. Fuller was responsible for, among other things, mortgage loan originations and servicing for American Residential Mortgage Corporation. Mr. Fuller has worked in the mortgage banking industry continuously since 1975.

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

        "CMO" means Collateralized Mortgage Obligation.

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

        "Loan Pipeline" consists of loans for which we have provided a rate lock but which we have not yet closed (rate locked loan commitments) and closed loans that have not yet been committed for sale (closed loans).

        "Mortgage Assets" means Bond Collateral.

        "Mortgage loans" means Mortgage loans secured by residential or mixed use properties.

        "Mortgage securities" means agency mortgage-backed securities and privately issued mortgage-backed securities.

        "REMIC" means Real Estate Mortgage Investment Conduit.

ITEM 2. PROPERTIES

        Our executive offices are located at 10421 Wateridge Circle, Suite 250, San Diego, California 92121 as of December 31, 2004. The lease for this location began December 1, 2001 and expires in November 2005. We occupy 40,400 square feet. The cost for this space for the year ended December 31, 2004, was approximately $807,300. Management believes that these home office facilities are not adequate for our foreseeable needs. We are actively looking to lease additional space at the same address or at nearby properties.

        As part of our expansion to increase our mortgage origination capabilities, we have in place a regional network of production offices. As of December 31, 2004 we have thirty-two properties under lease whose average size is 4,700 square feet. Lease terms range from one year to five and one-half years. Also see Note 17 to the Consolidated Financial Statements; Commitments and Contingencies.

ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on October 29, 1997, and was traded on the New York Stock Exchange under the trading symbol INV until January 30, 2003. As a result of electing to de-REIT as of January 1, 2003, the requirement for minimum capitalization increased according to the listing rules for the New York Stock Exchange. Therefore as of January 31, 2003 we moved our stock listing to the American Stock Exchange with the same trading symbol. In order to expose the Company's stock to a wider trade potential, on September 29, 2004 our Company's stock began trading on the NASDAQ National Market System under the trading symbol AMNT and our stock is no longer listed on an exchange. As of December 31, 2004, the Company had 7,303,825 shares of common stock issued and outstanding which was held by 31 holders of record. As of March 4, 2005, the Company had 7,307,960 shares of common stock issued and outstanding which was held by 30 holders of record.

        The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the NYSE or American Stock Exchange prior to September 29, 2004 and thereafter by the NASDAQ National Market System.

	Stock Prices
	High	Low
2004
Fourth quarter ended December 31, 2004	$8.60	$7.54
Third quarter ended September 30, 2004	$10.20	$7.60
Second quarter ended June 30, 2004	$10.30	$7.55
First quarter ended March 31, 2004	$9.45	$7.10
2003
Fourth quarter ended December 31, 2003	$9.68	$7.04
Third quarter ended September 30, 2003	$11.93	$6.90
Second quarter ended June 30, 2003	$10.01	$4.00
First quarter ended March 31, 2003	$4.45	$3.64

        In connection with our decision to relinquish our REIT status and retain earnings for growth, our Board of Directors suspended dividends in 2001. There have been no dividends since 2001. While there are currently no plans to pay dividends in the immediate future, our Board of Directors revisits the dividend policy from time to time.

        Prior to August 12, 2004, we maintained four compensation plans that provided for the issuance of our common stock to officers and other employees, directors and consultants. These consisted of the 1997 Stock Incentive Plan, the 1997 Stock Option Plan, the 1997 Outside Directors Option Plan and the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), all of which were approved by the stockholders. At the annual meeting of stockholders held on August 12, 2004 our stockholders approved the 2004 Equity Incentive Plan. Approval of this plan authorized an additional 500,000 options to be granted combined with all ungranted options in the 1997 Stock Incentive Plan, 1997 Stock Option Plan and the 1997 Outside Director Stock Option Plan and options that may be cancelled under such plans. No additional options shall be granted under the 1997 plans, except possibly for the 1997 Employee Stock Purchase Plan. On January 1, 2004 and December 31, 2004, respectively, 243,067 and 624,004 options and shares remained available for grant under these plans. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,829,271	$8.12	624,004	(1)

Total	1,829,271	$8.12	624,004	(1)

(1)
These shares include 20,000 shares that are reserved for issuance under the Purchase Plan.

Our Purchase of Equity Securities
In the Fourth Quarter of 2004

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program(1)
Month #1 & 2 (October 1, 2004 to November 30, 2004)	—	$—	—	307,310
Month #3 (December 1, 2004 to December 31, 2004)	12,700	$8.25	12,700	294,610

Total	12,700	$8.25	12,700	294,610

Note 1)    We announced a new repurchase program on May 13, 2004. A total of 400,000 shares were approved for this repurchase. There is no expiration date for this repurchase program. This repurchase authorization was in addition to a private repurchase by our Company of 500,000 shares in [June] 2004.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected Statement of Operations and Balance Sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000, and for the years then ended, have been derived from our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent auditors, whose report with respect to the years ended December 31, 2004, 2003 and 2002 appears on page F-2. Such selected financial data should be read in conjunction with those consolidated financial statements and the accompanying notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" also included herein.

	For the years ended:
	12/31/04	12/31/03	12/31/02	12/31/01	12/31/00
	(Dollar amounts in 000's except per share data)
STATEMENT OF OPERATIONS DATA:
Mortgage Banking Business
Revenues
Gain (loss) on sales of loans	$64,619	$79,203	$46,668	$(10)	$—
Derivative financial instruments and market adjustments	(5,775)	78	(31,770)	(53)	—
Interest on mortgage assets	32,250	29,875	14,908	92	—
Other income	508	94	9	24	—

Total revenue	91,602	109,250	29,815	53	—

Expenses
Employee compensation and benefits	54,323	47,819	18,687	1,077	—
Interest expense	17,370	13,482	7,790	38	—
Office and occupancy expense	3,992	2,661	1,709	72	—
Other operating expense	21,216	21,740	9,031	925	—

Total expenses	96,901	85,702	37,217	2,112	—

(Loss) income before income taxes	(5,299)	23,548	(7,402)	(2,059)	—
(Benefit) income taxes	(2,027)	7,037	2	—	—

(Loss) income, mortgage banking	$(3,272)	$16,511	$(7,404)	$(2,059)	$—

Mortgage Asset Portfolio Business
Total interest income	$2,585	$12,077	$16,630	$38,924	$70,671
Litigation settlement	—	—	10,281	—	—
Total interest expense	1,451	4,840	10,430	34,717	69,328
Provision for loan losses	206	3,441	5,454	6,301	4,884
Valuation adjustment—bond collateral sold	4,864	—	—	—	—
Purchase of Management Contract	—	—	—	10,000	—
Operating expenses	1,374	1,424	2,057	2,996	7,212

(Loss) income before income taxes and the cumulative effect of a change in accounting principle	(5,310)	2,372	8,970	(15,090)	(6,198)
Income taxes (benefit)	(2,285)	(10,140)	6	—	—
(Loss) income before cumulative effect of a change in accounting principle	(3,025)	12,512	8,964	(15,090)	(6,198)
Adoption of SFAS 133 Accounting change:
Reduce Cap Agreement cost to market	—	—	—	(1,106)	—

(Loss) income, mortgage asset portfolio	$(3,025)	$12,512	$8,964	$(16,196)	$(6,198)

Consolidated net (loss) income	$(6,297)	$29,023	$1,560	$(18,255)	$(6,198)

Net (loss) income per share of common stock—basic	$(0.83)	$3.69	$0.20	$(2.29)	$(0.78)
Net (loss) income per share of common stock—diluted	(0.83)	3.57	0.20	(2.29)	(0.78)
Weighted average number of shares—basic	7,613,773	7,861,988	7,884,983	7,962,423	8,020,900
Weighted average number of shares—diluted	7,613,773	8,138,775	7,962,108	7,962,423	8,020,900
Dividends declared per share	—	—	—	—	0.80

	As of:
	12/31/04	12/31/03	12/31/02	12/31/01	12/31/00
	(dollars in thousands, except share data)
BALANCE SHEET DATA:
Cash and cash equivalents	$50,600	$44,400	$13,647	$10,945	$14,688
Cash and cash equivalents—restricted	2,100	2,100	1,125	—	—
Mortgage loans held for sale, net, pledged	238,440	276,781	390,125	38,095	—
Bond collateral, mortgage loans	14,509	161,252	269,378	452,152	847,265
Total assets	340,479	502,196	685,307	519,724	882,573
Short-term debt	232,236	268,619	378,553	35,265	5,083
Long-term debt, net	13,500	130,295	237,456	422,349	797,182
Stockholders' equity	77,181	88,485	59,485	58,627	76,627
Number of shares outstanding	7,303,825	7,873,714	7,862,490	7,959,900	8,020,900

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

        Relative to our Mortgage Asset Portfolio segment, we made a strategic decision to sell the vast majority of our mortgage assets in the second quarter of 2004 and we substantially completed the sales in the third quarter of 2004. The remaining mortgage assets of approximately $15.0 million are pledged to secure long-term debt totaling approximately $13.5 million, referred to as our CMO/FASIT 1998-1 Securitization. Our Company over-collateralized the bonds at the time of issuance, by pledging assets in excess of new liabilities. These bond collateral assets are carried at the lower of cost or net realizable value. At December 31, 2004, our bond collateral assets were carried on our consolidated balance sheet at approximately $1.5 million more than our remaining long-term debt and we estimate that the fair value of the collateral exceeds the debt by approximately $300 thousand.

        On a cash basis, we continue to receive principal and interest payments on the bond collateral assets and these proceeds are used by the bond trustee to service the long-term debt. Any excess cash flow is remitted to us on a monthly basis. The long-term debt is non-recourse to our Company, meaning that only the principal and interest received from the bond collateral assets, combined with any proceeds from the sale of REO loans, can be used to service the bond liabilities. As such, while we do generally receive some net cash flow from the bond collateral assets each month, we will never be required to have any cash outlay associated with these assets and related long-term debt liability.

        Under GAAP, we record interest income on the performing loans in the mortgage asset portfolio, interest expense, sales of REO as they occur and administrative expenses incurred by the bond trustee and servicers. We also make necessary adjustments to various loan valuation reserves for defaulted loans in the portfolio. Given the size of our remaining portfolio, we expect it to have nominal impacts on consolidated GAAP earnings going forward, given the bond collateral assets perform as expected. However should the remaining bond collateral assets default to a greater degree than expected or pre-pay more rapidly than expected, we could have a maximum of $1.5 million in GAAP operating charges over the remaining life of the portfolio. In other words, the maximum amount of downside exposure related to the remaining mortgage asset portfolio business is $1.5 million of non-cash operating charges.

        Our Mortgage Banking segment originates mortgage loans prime quality borrowers and to less qualified borrowers through our subprime secured by first trust deeds and second trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (24.9% of loans originated in the twelve months ending December 31, 2004); however, we do business on a nationwide basis. We sell the loans that we originate to institutional purchasers on a servicing-released basis.

        We use a dedicated sales force to offer our loan products to approved wholesale mortgage brokers, who refer their clients' loans to us for underwriting and funding. Loans meeting our underwriting criteria are generally approved and funded at our regional underwriting loan centers. Our headquarters office performs various functions including establishment of policy, risk management, secondary marketing, and loan delivery to investors, finance, accounting, administration, marketing, human resources, and information technology.

        Our Mortgage Banking segment represented 97.3% of our revenue for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2004, four branch offices and six regional offices were opened for a total of thirty-two office locations. The number of employees company-wide increased from 648 to 759 during the twelve months ended December 31, 2004.

        We borrow funds under our warehouse credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing-released basis. Currently we have four warehouse facilities that enable us to borrow up to an aggregate of $1.4 billion. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants restricting, among other things, the absolute level of leverage, requiring minimum levels of cash reserves, profitability, and stockholders equity.

        We generate revenue in our Mortgage Banking Business segment three principal ways:

  •
  Gain on loan sales.    Loan rates, fees and discount points are set based on our targeted gain on sale. This is referred to as our pricing margin. We currently sell the loans that we originate to institutional purchasers, on a servicing-released basis, for cash. We record the difference between the sale price of loans that we have sold and our cost to originate the loans sold as gain on loan sales. We recognize revenue at the time that we complete the loan sale, which is generally when we receive loan sale proceeds from the purchaser. Gain on loan sales also includes fees we charge for loan origination such as underwriting fees, loan document preparation fees and wiring fees, net of premiums we pay to brokers.

  •
  Hedging and market adjustments.    Hedging instruments are used to help mitigate exposure to interest rate fluctuations and protect our pricing margins. The gains or losses from this activity will be highly negatively correlated to revenue derived from loan sales. Typically higher than expected gains from the sale of loans will be offset by hedging losses and market adjustments, while lower than expected gains from the sale of loans will be offset by hedging gains. The value of our pipeline is measured at the end of each accounting period. The change from the prior period is recorded as a market adjustment. Hedging gains or losses and market adjustments are included in the consolidated statements of operation and comprehensive income as derivative financial instruments and market adjustments.

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

        We have continued to generate revenues and expenses from our Mortgage Asset Portfolio Business. Revenues and expenses from this segment of our business have declined in 2004 due to the sale of the majority of the portfolio assets in May 2004. We sold approximately 85% of our portfolio and net proceeds totaled approximately $26.0 million.

Our 2004 Results (Executive Overview)

        Our operating results for 2004 were dominated by the following:

  •
  Our Mortgage Banking segment funded approximately $9.0 billion in loan volume for the period while funding for the same period in 2003 was $10.2 billion. This represents a decline of approximately 11.5% from 2003 to 2004 corresponding to an estimated 25% decline in the overall mortgage market, partially offset by market share growth by our Company over the past year. According to the MBA, the mortgage origination market was $3.8 trillion for 2003, while for the same period in 2004 the market was $2.7 trillion, a decrease of 29%. The graph below shows quarterly loan production comparisons between 2004 and 2003.

2004 and 2003 Loan Fundings by Quarter

2004		2003
1st Qtr	$1,870	1st Qtr	$2,078
2nd Qtr	2,565	2nd Qtr	3,207
3rd Qtr	2,076	3rd Qtr	3,033
4th Qtr	2,490	4th Qtr	1,855
  •
  Mortgage Banking segment revenues, net of derivative financial instruments and market adjustments, totaled $91.6 million. This revenue was insufficient to cover variable and fixed expenses totaling $96.9 million for the Mortgage Banking segment. The Company had various expenses in 2004 associated with its wholesale branch expansion and start-up of its subprime and correspondent channels.

  •
  Unrestricted cash and cash equivalents increased by $6.2 million during 2004 from $44.4 million at December 31, 2003 to $50.6 million at December 31, 2004. The key factors in this increase were: a $26.0 million increase from the sale of mortgage portfolio assets offset by an increase in accounts receivable mortgage loan sales (decrease in cash) of $12.3 million, the purchase of our common stock (see paragraph below) using $5.2 million, payoff of a $3 million short-term debt facility and a net increase of $0.7 million mainly related to mortgage asset portfolio activities not related to the sale of mortgage portfolio assets.

  •
  We repurchased 605,390 shares of our outstanding common stock during 2004. The average purchase price was $8.67 per share resulting in a total cash outlay of $5.2 million.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance GAAP. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

        Our significant accounting policies and practices are described in Note 1 to the consolidated financial statements. We believe that estimates and assumptions are the most critically important factors in the portrayal of our financial condition and results of operations, in that they require management's most subjective judgments. These critical accounting policies include the following:

  •
  Derivative and hedging activities / determination of fair values
  •
  Fair value of mortgage loans held for sale
  •
  Income taxes and benefits
  •
  Recourse liabilities associated with loan sales

Derivative and Hedging Activities / Determination of Fair Values

        Our Mortgage Banking Business, which began in the fourth quarter of 2001, is subject to the risk of rising as well as falling mortgage interest rates between the time the Company commits to extend credit at a set interest rate (rate lock) and the time it sells the mortgage loans. To mitigate this risk, we purchase optional coverage in the form of forward sales of mortgage backed securities and options on forward sales of mortgage backed securities of varying terms and enter into forward commitments to sell mortgage loans. The nature and quantity of these hedging transactions are determined based on various factors, including changes in interest rates that may impact the volume of loans actually closed versus the volume of loans anticipated to close. We have elected not to apply hedge accounting, as prescribed under SFAS 133 and, accordingly, our derivative financial activities are accounted for in the accompanying consolidated financial statements at market value with no offsetting adjustment to the hedged items. To the extent that our estimates regarding various factors, including the expected volume of mortgage loan originations, differ from actual results, the Company's financial condition and results of operations could be adversely affected.

        In our Mortgage Banking Business we must make a determination of fair value for our hedging instruments (derivatives), rate locked loan commitments and closed loans (at lower of cost or market). These are determined based on consistently applied methods which are accepted within the regulatory climate in which our Company operates. Hedging instruments are marked to market according to similar or identical financial instruments available in the market place at the time of the mark. The rate locked loan commitments mark is determined by contacting our group of investors whom we normally sell loans to and deriving a value for those loans less a factor for loans which will not close (loan fallout) based on our history of rate lock loan commitment fallout. The percentage assigned to loan fallout is a critical estimate which can dramatically affect hedging cost and costs associated with loan sales.

Fair Value of Mortgage Loans Held for Sale

        Under GAAP we do not recognize any revenue from loan sales until a true sale has taken place. However, if the cost basis of the loan is more than could be obtained by sale in the marketplace, a market adjustment is recorded (referred to as the lower of cost or market "LOCOM"). Absent any LOCOM adjustment, the fair value of closed loans held for sale is based upon our book value plus an adjustment for allocated cost of producing the loan.

        Included in the valuation of closed loans held for sale is a loan valuation reserve. The reserve is an estimate of the expected discount we will potentially incur because of a known defect in loan quality. We repurchase these defective loans from investors or, upon discovery of a defect may never initially sell the loans to an investor. If the loan defects cannot be remedied, we sell the loans at a loss (discount to par). The loan loss reserve estimate is based upon various factors including loan product type, our history of originating the loan product type and investor loan repurchase requirements. There can be no assurance that our estimate will be correct and therefore no assurance that significant losses will not occur if our estimate proves to be incorrect.

Income Taxes and Benefits

        During 1997, we elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a result of this election, we generally were not taxed at the corporate level on the income distributed to our stockholders through 2002. On July 19, 2002, our stockholders approved two proposals that allowed our conversion of the Company from a REIT to a fully taxable entity, effective January 1, 2003. On February 7, 2003, we filed a notice with the Internal Revenue Service of our decision to relinquish our REIT status, effective beginning January 1, 2003.

        As a result of our profitability and conversion to a taxable entity in 2003, we experienced three significant changes that affect the taxes reported in our operating results for 2004:

  •
  As of December 31, 2002, American Mortgage Network, Inc. (a subsidiary of AmNet Mortgage, Inc.) ("AmNet—Sub") had a net deferred tax asset of $3.4 million (comprised primarily of net operating losses ("NOLs") and allowance for loan losses) which was fully offset by a valuation allowance as management believed that it was more likely than not that this deferred tax asset would not be realized.

  •
  At January 1, 2003, AmNet Mortgage, Inc. converted to taxable status, and subsequently recorded a net deferred tax asset of $6.7 million (comprised primarily of NOLs and tax assets related to securitizations). This deferred tax asset was fully offset by a valuation allowance as management believed it was more likely than not that this deferred tax asset would not be realized.

        As of December 31, 2003, the Company determined that a valuation allowance against the deferred tax asset of $5,694 was not necessary as the Company believes that it is more likely than not be realized due to the reversal of the deferred tax liabilities and expected future taxable income. As of December 31, 2004, the Company determined that a valuation allowance against the deferred tax asset of $10,694 was not necessary due to the reversal of the deferred tax liabilities and expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. The realization of the net deferred tax asset is dependent on material improvements over present levels of consolidated pre-tax income. Cumulative sources of taxable income must reach approximately $26 million, which management anticipates achieving in the future. Management anticipates improvements in pre-tax income due to significant increases in loan originations held for sale and operational efficiencies. Although realization is not assured, management believes it is more likely than not that the recognized net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. Which would have a negative impact on future earnings.

        The Company's effective tax rate was 40.6% and 12% for years ended December 31, 2004 and 2003, respectfully. The increase in the effective rate in 2004 reflects not having the one time establishment of deferred tax assets and liabilities due to the Company electing out of REIT status. As a result, we recorded an income tax benefit for the combined segments for the year ended December 31, 2004 of $4.3 million.

        In 2003, we elected out of REIT status and became a taxpaying entity. As a result, deferred tax assets and liabilities previously unrecorded due to the REIT tax status were recorded at normal tax rates, which had an impact on the our effective tax rate. As all benefits related to the change in tax status have been recorded and when/if we return to profitability in 2005, we expect to book taxes on future earnings at an effective rate of approximately 41.1%, which differs from the rate in 2003.

Recourse Liabilities Associated With Loan Sales

        We sell loans to private investors and other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to repurchase loans or indemnify and hold the investor harmless against any loss arising from errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from correspondents. Our reserve for recourse liabilities associated with loan sales represents an estimate of losses that may occur as a result of the guarantees described above, and is based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect may extend to the life of the loan.

        Additionally, under most of our loan sale agreements, we are obligated to refund premiums to investors if loans pay off within a certain number of days after the settlement of our loan sale. These refunds are referred to as early prepayment premiums or ("EPPs"). The EPP exposure period generally ranges from 60-120 days after the settlement date. The EPP reserves estimates are based on the level of recent loan funding volume still subject to EPP exposure, historical EPP refunds and the current level of refinance activity in the mortgage markets. If our estimates of reserve requirements for EPP exposure are incorrect there would be a negative impact on future earnings.

Recent Accounting Developments

        In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." The Company accounts for its commitments to extend credit as derivatives and records changes in fair value of the commitments in the statement of operations. The adoption of SAB No. 105 beginning in the second quarter of 2004 did not have a significant effect on the Company's consolidated financial statements.

        In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the Company. The Company is not buying discounted loans and therefore this Statement does not apply to the Company's operations.

        The FASB amended SFAS No. 123, "Accounting for Stock-Based Compensation," which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" in December, 2004. The amendment requires the Company to record compensation expense for all share-based compensation beginning July 1, 2005. When adopted, this standard will have a negative impact on our earnings in future periods since stock options already issued will vest in future periods and be expensed. Relative to our currently issued and outstanding stock options we estimate that approximately $222 thousand of stock option expense will be recorded in 2005 when the standard is adopted in July of 2005. Any additional stock options issued in 2005 would add to this expense.

Management's Financial Analysis

        We present non-GAAP financial measures in this report. We believe that these measures are helpful in understanding our business and operating results. You should not consider our non-GAAP financial measures as a replacement for any GAAP financial measures. The non-GAAP financial measures that we present are as follows:

        Gross Margins—The Mortgage Banking segment generates gain on the sale of loans. These gains are a function of the volume of loans sold in the period, and the value of the loans at the time these loans are committed for sale to an investor. We also generate gains and losses on the derivative financial instruments that we acquire to hedge our targeted gain on sale of the loans. We consider our gross margin to be the sum of our (i) gain on sale of loans and (ii) total derivative financial instruments and market adjustments. This sum expressed as a percentage of our loan sales volume is our gross margin percentage (or basis point gross margin).

        When we develop the pricing of our loans, we incorporate a target gross margin percentage that we expect to obtain. We then provide rate locked loan commitments to borrowers based on that pricing and the related target gross margin percentage. However, if interest rates increase between the time we make a rate lock commitment and commit a loan for sale, then the market value of the loan would be reduced and we would not achieve our target margin percentage. If interest rates decrease, then the opposite would be true. Accordingly, we acquire derivative financial instruments to hedge, or protect, our target margins from interest rate movements. We hedge our loans from the time of a rate lock commitment to the time the loan is committed for sale to an investor.

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

        Net Interest Income—We earn interest income and incur interest expense in both segments of our operations. In the Mortgage Banking Business, we earn interest on a loan from the date the loan is funded until sale of the loan to an investor. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held. To the extent we fund loans with borrowings under our warehouse facilities, we record interest expense based on the same factors. Similarly, in the Mortgage Asset Portfolio Business, we generate revenue from the interest we receive on the mortgage loans we hold for investment and we incur interest expense on the borrowings used to finance our loan portfolio.

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

        Fixed and Variable Operating Expenses—For the same reasons described in "Net Interest Income" above, the explanation of expenses includes a discussion of our operating expenses, which excludes interest expense. Because certain other expenses we incur in the Mortgage Banking Business, such as commissions and contract labor, also vary with the volume of our loan originations, management believes that it is important in understanding this business to consider the variable and the fixed expenses separately. Accordingly, we have included an estimated breakdown between variable and fixed amounts for each category of our operating expenses. Management believes that this will enable a better understanding of our results and the likely impact of future changes in our origination volumes.

Interest Rate Risk Management And The Relationship Between Our Hedging Instruments And The Market Adjustments And Gain On Sale That We May Record For A Period

        Our Mortgage Banking Business is subject to the risk of changing interest rates between the time we commit to extend credit at a set interest rate (rate lock) and the time we sell the mortgage loans. Our pipeline consists of loans for which we have provided a rate lock but which we have not yet closed (rate locked loan commitments) and closed loans that have not yet been committed for sale (closed loans). Generally, as market interest rates rise, our pipeline, which then has lower interest rates than the market, is not as attractive to investors and therefore we lose value in the pipeline. Conversely, as market interest rates fall, our pipeline is more attractive to investors and we gain value in the pipeline. However, some of this gain in value may be offset by an increase in the fallout of our rate locked loans as borrowers seek alternative loans with the new, lower interest rates.

        To mitigate the risk of rising interest rates and protect our pricing margins, we purchase hedge instruments. The gains or losses from this activity will generally correlate to losses or gains derived from market adjustments on our rate locked loan commitments and losses or gains that we record on sales of our closed loans. Typically higher than expected market adjustments and gains from the sale of loans will be offset by hedging losses, while lower than expected market adjustments and gains from the sale of loans will be offset by hedging gains. However, we will at times have timing differences between the time we recognize hedge losses and the time we are able to recognize corresponding increases in the value of our closed loans. These timing differences may impact our quarterly and annual operating results and are therefore explained in detail in this section.

        We generally adjust our hedge coverage on a daily basis based upon changes in the size and composition of the pipeline and resultant changes to our estimated pipeline exposure, seeking to protect our loan sale margin targets. Since August of 2002, we have used an outside company, Mortgage Capital Management, Inc. ("MCM"), to help us manage our interest rate risks. MCM is a quantitative software and advisory service firm that currently serves a number of clients in the mortgage banking industry. MCM performs pipeline exposure analysis and provides hedging recommendations on a daily basis. Our loan pipeline at December 31, 2004 was approximately $813 million and the loan pipeline at December 31, 2003 was approximately $530 million. We believe our hedges have correlated to both increases and decreases in the value of our loan rate locked loans and uncommitted closed loans. In the future, as our loan products change and our subprime and correspondent channels increase production, our hedging strategies, fallout assumptions and hedging instruments may change to better mitigate the risk of interest rate changes.

        Utilizing past loan fallout history, we estimate the percentage of rate lock loan commitments that will close, but these projections are difficult, especially during periods of volatile interest rates. We hedge (or protect) our loan sale margin in the pipeline using forward sales of mortgage-backed securities ("TBA's"), options on mortgage-backed securities ("MBS") and similar agreements.

Results of Operations

Twelve Month Results—2004-2003

Mortgage Banking Business

        Our Mortgage Banking Business recorded a net loss of $3.3 million for the twelve-month period ending December 31, 2004 as compared to net income of $16.5 million in 2003 for the same period. These results were due in large part to (i) a decrease in loan funding volume while incurring additional overhead to expand the branch system and (ii) establishing subprime and correspondent loan lending systems and infrastructure. Interest rates for 30 year fixed rate loans started in 2004 at approximately 5.6% and ended the year at approximately 5.8%.

($ amounts in 000's)

	2004	2003
Loans funded	$9,001,359	$10,173,148
	Twelve Months Ended December 31, 2004		Twelve Months Ended December 31, 2003		2004 Increase (Decrease)
	Amount Income (Expense)	Basis Points	Amount Income (Expense)	Basis Points	Amount	Basis Points
Revenues:
Premiums	$176,784	196.40	$202,168	198.73	$(25,384)	(2.33)
Broker fees	23,297	25.88	33,247	32.68	(9,950)	(6.80)
Mortgage broker premiums	(116,647)	(129.59)	(137,098)	(134.76)	20,451	(5.17)
Premium recapture and loan loss provisions	(7,685)	(8.54)	(6,558)	(6.45)	(1,127)	2.09
Deferred origination costs	(11,130)	(12.36)	(12,556)	(12.34)	1,426	0.02

Gain on sales of loans	$64,619	71.79	$79,203	77.86	$(14,584)	6.07
Derivative financial instruments and market adjustments	(5,775)	(6.42)	78.08		(5,853)	(6.49)

Gain on sales of loans, after derivative financial instruments and market adjustments ("gross margin")	$58,844	65.37	$79,281	77.93	$(20,437)	(12.56)
Interest on mortgage assets	32,250	35.83	29,875	29.37	2,375	6.46
Other income	508.56		94.09		414.47

Total revenue (Mortgage Banking segment)	$91,602	101.76	$109,250	107.39	$(17,648)	(5.63)

        The overall mortgage market for loan originations declined in 2004, from $3.8 trillion in 2003 to $2.7 trillion in 2004 according to the MBA. Due to continued market contraction and our level of overhead plus continued investment in building the prime and subprime sale forces as well as our launch of correspondent lending, we may incur a pretax loss in the first quarter of 2005. This may or may not have a negative impact on our income tax benefits, depending on our profitability outlook beyond the first quarter of 2005.

        Gain on the sales of loans decreased primarily due to our decrease in volume of loan sales in 2004 and secondarily due to a reduction in margins caused by market contraction pressures on our pricing. For all of 2004, loan sales were $9.0 billion, while 2003 loan sales were $10.3 billion. Gain on the sale of loans was made up of a combination of various account categories which are summarized in the chart above, and quantified in basis points to loan sales volume.

        Premiums represent the price at which AmNet sells the loans to investors in excess of the principal balance of loans sold. Broker fees represent various charges to brokers for services rendered which are deferred and recognized as part of the gain on the sales of the loans. Premiums and broker fees are offset by capitalized (deferred) loan origination costs. The largest deferred cost associated with loan production is mortgage broker premiums, or yield spread premiums. Other offsets to gain on sale include (i) deferred origination costs, which are recognized at the time of loan sale and (ii) loan premiums repaid to investors ("premium recapture") and loan loss provisions. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. Net gains on the sale of loans of $64.6 million for the year ended December 31, 2004 represent approximately 72 basis points (0.72%) on loan sales of $9.0 billion. We sell a substantial portion of our loans to two of our competitors. If our competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms. In either case, this could reduce our revenues and earnings.

        Our loan loss provision increased by $1.2 million for the twelve month period ending December 31, 2004 versus the same period in 2003. Premium recapture expense decreased by $45 thousand. The increase in loan loss provision is counter to a decrease in loan production volume from 2003. The reason for the increase in loan loss provisions is; (i) one time impact of a provision increase for government loans as a result of Texas branch offices closing, and (ii) a general increase in reserves as result of loss history. As we obtain additional loss history on loans repurchased from investors, or estimate losses on indemnification agreements provided to investors on loans found to violate certain representations and warranties, we apply these historical loss rates to our more recent loan funding volumes. As our monthly volumes increase, we apply historical loss rates to establish our general contingent loan loss reserves. Additionally, the increase in loan loss provision is because of the higher likelihood of loan defects and therefore loan sale losses due to a change in product mix. As the refinance loan market declined in 2003 as a result of higher interest rates we have seen an increase in our Alt-A loans. These types of loans require fewer qualification criteria for borrowers but have more complex underwriting and are more likely to be rejected by investors if we sell loans which do not meet the investors' underwriting criteria. Going forward we generally expect premium recapture expense to decline due to the overall decline in refinance loans. Conversely while we believe that our underwriting process is sound and effective, loan loss provisions may increase in the future due to a higher mix of Alt-A and sub-prime loans.

        The use of hedges (recorded as derivative financial instruments) is key to protecting our profit margins between the time of the interest rate lock and when the loan is committed for sale to an investor. Generally, when mortgage interest rates rise, the value of loans that we have in our pipeline declines, and when interest rates decrease the value of the loans in our pipeline increases. We utilize hedge instruments to help protect the value of the loans in our pipeline. Consequently, basis point loan premiums, and gain on sales of loans, are best analyzed in conjunction with the basis point revenue or loss from our derivative financial instruments and market adjustment on interest rate locked loan commitments. During the year ended December 31, 2004, we realized net losses on our derivative financial instruments and market adjustments totaling approximately $5.8 million. For the same period ending December 31, 2003, net gains on derivative financial instruments and market adjustments totaled $78 thousand. We use forward sales of mortgage backed securities (TBA) as our primary hedging vehicle. During 2004 interest rates increased through mid-year and then declined. During the last quarter of 2004 interest rates declined with a resultant hedging loss of approximately $2.8 million or nearly half of our hedging loss for all of 2004, offset by higher than expected gains on the sale of loans. During all of 2004, we continued with the same strategy of using forward sales of mortgage backed securities and options on these instruments and were generally successful in protecting profit margins on loan originations. However, our hedging strategies may not be successful in mitigating our risks associated with interest rate changes in future periods. In particular, for new loan products with large loan balances, short terms, and loan products with adjustable rates, our hedging process may not be effective at certain times.

        Our gross margins were $58.8 million for the twelve months ended December 31, 2004 or 65 basis points on $9.0 billion in funded loan volume compared to 78 basis points or $79.3 million on $10.2 billion in funded loan volume for the comparable period in 2003. Funded loan volume declined $1.2 billion. This decline was a major contributor in our reduction in the dollar amount of gross margins. The remaining decline was due to the lower overall basis point gross margins that resulted from lower pricing reflecting competitive pressures (partially offset by higher margin loan product sales) and higher loan loss provision discussed above. Although interest rates began and ended at nearly the same place in 2004, there was movement within the year which caused higher than expected rate locked loan commitment fall out and broker rate lock renegotiations during certain periods of 2004. The higher fallout and rate lock renegotiations occurred when interest rates dipped and investor yield requirements dropped. This type of market movement makes it more difficult to estimate loan fallout, and thus determine hedge coverage ratios, and when rates drop significantly, brokers request rate lock exceptions at a greater level. We accommodate these exceptions to the extent necessary to meet competitive pressure. There can be no assurances that the competitive pressures will subside, and accordingly our gross margins are expected to be adversely impacted until more historical pricing margins return to the market.

        Our decrease in loan sales volume of $1.2 billion was the principal difference between 2004 and 2003 total revenue; however the difference in basis points for each revenue category reveals some differences further explained here. Overall our gain on sales of loans decreased 6.07 basis points. This decrease is reflective of the decreased total loan origination market and resultant pressure on revenue and costs related to loan originations. This is reflected in the basis point revenue (premiums and broker fees) reduction from 2003 to 2004. Mortgage broker fees (expense) basis points declined reflecting market pressures upon brokers to keep loan costs down. Premium recapture and loan loss provisions basis points increased reflecting more probability of loan repurchases or discounting upon sale and increased indemnification activity. Government sponsored loan products were also a source of increased loan loss provisions due to underwriting challenges we experienced in our Texas locations. Subsequently, as a result of underwriting issues, government loan product concentration in the Texas market and lack of sufficient loan product diversity, we closed our Texas locations in the first quarter of 2005. Deferred origination costs increased narrowly reflecting overall increased cost from branch location expansion.

        We recorded interest income of $32.3 million for the year ended December 31, 2004. AmNet earns interest on a loan from the date the loan is funded until final disposition. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent AmNet funds loans with borrowings under its warehouse facilities, it records interest expense based on the same factors. Interest expense for the period was $17.4 million. The resulting net interest income earned on loan inventories was $14.9 million, representing 17 basis points on 2004 loan production of $9.0 billion. For the comparable period ended December 31, 2003 interest income was $29.9 million and interest expense was $13.5 million. This resulted in net interest earned of $16.4 million, representing 16 basis points on 2003 loan production of $10.2 billion.

        The table below provides the relationship between estimated fixed, variable and total expenses for the twelve months ended December 31, 2004 and 2003:

($ amounts in 000's)

Loans funded—twelve months ending December 31, 2004	$9,001,359
2004 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.
Employee compensation and benefits	$21,112	23.45	$33,211	36.90	$54,323	60.35
Office and occupancy expense	—	—	3,992	4.43	3,992	4.43
Professional fees	691.77		3,041	3.38	3,732	4.15
Other operating expense	5,497	6.11	11,987	13.32	17,484	19.42

Total operating expenses	27,300	30.33	52,231	58.03	79,531	88.35
Interest expense	17,370	19.30	—	—	17,370	19.30

Total expenses	$44,670	49.63	$52,231	58.03	$96,901	107.65
Loans funded—twelve months ending December 31, 2003	$10,173,148
2003 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.
Employee compensation and benefits	$23,152	22.76	$24,667	24.25	$47,819	47.01
Office and occupancy expense	—	—	2,661	2.62	2,661	2.62
Professional fees	1,201	1.18	4,166	4.10	5,367	5.28
Other operating expense	6,063	5.96	10,310	10.13	16,373	16.09

Total operating expenses	30,416	29.90	41,804	41.10	72,220	71.00
Interest expense	13,482	13.25	—	—	13,482	13.25

Total expenses	$43,898	43.15	$41,804	41.10	$85,702	84.25

        Total expenses incurred in the Mortgage Banking Business for the year ended December 31, 2004 were approximately $96.9 million. Operating expense, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense, professional fees, and other operating expenses), was approximately $79.5 million for the year ended December 31, 2004. For the comparable period ended December 31, 2003, there were approximately $85.7 million of total expenses of which approximately $72.2 million were operating expenses. The increase in operating expense was due to the establishment and ongoing overhead of AmNet's mortgage banking operations, which are comprised of regional loan production offices and headquarters operations. For the year ended December 31, 2004, expenses included approximately $18.7 million in sales commissions, which represent expenses that vary in direct proportion with the volume of funded loans, or approximately 21 basis points (.21%) on $9.0 billion in funded loans. Operating expenses that were not directly variable totaled $52.2 million or approximately 58 basis points (.58%) on $9.0 billion in funded loans for 2004. Overall basis point expenses (which is a measurement of the cost per loan) increased for the year 2004 (from 84 basis points in 2003 to 108 basis points in 2004). However, the cost per loan increased from $1,482 in 2003 to $1,904 per loan in 2004. The increase was also a result of branch location expansion and start up costs for subprime and correspondent lending activities.

        Interest rate movements are difficult to predict, but it is recognized that interest rates on residential mortgages were historically low in 2003. In 2004, rates rose from the historic lows of 2003 which created a contraction in market place of the total number of home purchase and refinancing transactions. Our financial projections for 2005 assume a further contraction through the first quarter with an increase in loan production in concert with the overall market in the second and third quarter, followed by a decrease of volume in the final quarter of 2005. The Mortgage Bankers Association indicates in their March 14, 2005 forecast that 2005 mortgage financing activity will shrink to $2.4 trillion from $2.7 trillion in 2004. Wherever possible we are managing staffing levels and utilizing as much of our existing infrastructure to process our loan production (adjust staffing size to an optimal level of efficiency) while growing our sales presence in existing and new markets. In summary, we have been expanding and will continue to expand our business operations, primarily in sales areas, while we focus on controlling our fixed expenses in a contracting market. Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment, which will put pressure on our gross margins. If we are not able to do this, we would likely experience losses due to our current and expected level of operating expenses.

        An income tax benefit was recorded for the year ended December 31, 2004 which was approximately $2.0 million with an effective federal and state tax rate for this segment of approximately 40.6%. Income taxes are filed on a consolidated basis with the parent company, AmNet Mortgage, Inc. where the consolidated income tax benefit of approximately $10.7 million exists at December 31, 2004 (which is expected to be reduced in 2005). However, on a quarterly basis the need for a valuation allowance will be reviewed and applied if necessary. The effective tax rate for 2005 will be approximately 41.1%.

Mortgage Asset Portfolio Business

        Our Mortgage Asset Portfolio Business recorded approximately a $3.0 million loss on our portfolio for the twelve month period ending December 31, 2004 as compared to net income of $12.5 million in 2003 for the same period. This decline was due in large part to the sale of approximately 85% of our portfolio assets.

        We held mortgage assets of approximately $161.3 million as of December 31, 2003. As of December 31, 2004 mortgage assets were approximately $15.0 million. This reduction was based on a strategic decision to liquidate the majority of our remaining portfolio in May 2004. In 2004, we received approximately $26.0 million in cash from the sales of portfolio assets, net of repayment of related long-term debt (bonds). As of December 31, 2004 all loans intended for sale in May 2004 have been sold.

        As a result of the portfolio sale, the Mortgage Asset Portfolio Business has become a minor part of both revenue and expense on a consolidated basis. For the twelve months ending December 31, 2004, total revenue was approximately $2.6 million while in the same period for 2003, total revenue was $12.1 million. Total expenses for the twelve month period ending December 31, 2004 were approximately $7.9 million (including the loss taken on the portfolio sale) while for the same period in 2003 total expenses were $9.7 million.

Twelve Month Results—2003-2002

Mortgage Banking Business

        Our Mortgage Banking Business recorded a net profit of $16.5 million for the twelve-month period ending December 31, 2003 as compared to a net loss of $7.4 million in 2002 for the same period. These results were due in large part to (i) the significant increase in loan funding volume reflecting AmNet's continued growth and expansion since we began our Mortgage Banking Business in late 2001, and (ii) improved interest rate risk management. Through July of 2003, interest rates remained at historic low levels and fueled a refinance mortgage business that greatly assisted our growth and profitability. However, in August of 2003, interest rates increased rapidly and the business for refinance loan originations slowed. As a result, by December of 2003, monthlyloan originations had dropped 57.5%. Loan originations in July of 2003 were $1.4 billion and December of 2003 loan originations were $608 million. We did not reduce overhead expenses fast enough to avoid losses for the last three months of 2003 totaling $2.9 million.

($ amounts in 000's)

	2003	2002
Loans funded	$10,173,148	$4,159,137
	Twelve Months Ended December 31, 2003		Twelve Months Ended December 31, 2002		2003 Increase (Decrease)
	Amount Income (Expense)	Basis Points	Amount Income (Expense)	Basis Points	Amount	Basis Points
Revenues:
Premiums	$202,168	198.73	$89,276	214.65	$112,892	(15.92)
Broker fees	33,247	32.68	11,219	26.97	22,028	5.71
Mortgage broker premiums	(137,098)	(134.76)	(44,750)	(107.59)	(92,348)	(27.17)
Premium recapture and loan loss provisions	(6,558)	(6.45)	(2,967)	(7.13)	(3,591)	.68
Deferred origination costs	(12,556)	(12.34)	(6,110)	(14.69)	(6,446)	2.35

Gain on sales of loans	$79,203	77.86	$46,668	112.21	$32,535	(34.35)
Derivative financial instruments and market adjustments	78.08		(31,770)	(76.39)	31,848	76.47

Gain on sales of loans, after derivative financial instruments and market adjustments ("gross margin")	$79,281	77.93	$14,898	35.82	$64,383	42.11
Interest on mortgage assets	29,875	29.37	14,908	35.84	14,967	(6.47)
Other income	94.09		9.02		85.07

Total revenue (Mortgage Banking segment)	$109,250	107.39	$29,815	71.68	$79,435	35.71

        Gain on the sales of loans increased primarily due to our increase in volume of loan sales in 2003. For all of 2003 loan sales were $10.3 billion, while 2002 loan sales were $3.8 billion. Gain on the sale of loans was made up of a combination of various account categories which are summarized in the chart above, and quantified in basis points to loan sales volume.

        Our loan loss provision increased by $2.5 million for the twelve month period ending December 31, 2003 versus the same period in 2002. Premium recapture expense increased by $1.1 million. These increases are directly related to increases in loan production. We started the Mortgage Banking business in November of 2001 and therefore 2002 represented the first full year of Mortgage Banking operations.

        During the year ended December 31, 2003, we realized a net hedging gain on our derivative financial instruments and market adjustments on derivative financial instruments totaling approximately $78 thousand. For the same period ending December 31, 2002, net losses on derivative financial instruments and market adjustments totaled $31.8 million. Until August 2002, we used primarily treasury futures and options to hedge our loan pipeline against declines in value caused by increases in market interest rates. This strategy was not successful and was changed to better match hedging activity to interest rate risk. At that time, we sold or closed our position in substantially all of our remaining options on treasury futures. During the first nine months of 2002, we incurred net losses on derivative financial instruments totaling $23.6 million. A portion of these losses was offset by higher than expected gains on the sales of loans. However, due to a variety of reasons, we estimate that approximately $8 million of losses on treasury hedges during the second and third quarters were not offset by correspondingly larger than expected gains on loans sold. In August of 2002, we began using forward sales of mortgage backed securities (TBA) as our primary hedging vehicle. Due to continual declines in mortgage interest rates during October 2002 through December 2002, wet recorded net losses on derivative financial instruments of $8.2 million during the last three months of 2002, but had offsetting higher than expected gains on sales of loans. During all of 2003, we continued with the same strategy of using forward sales of mortgage backed securities and were successful in protecting profit margins on loan originations.

        Our gross margins were $79.3 million for the twelve months ended December 31, 2003 or 78 basis points on $10.2 billion in funded loan volume compared to $14.9 million or 36 basis points on $4.2 billion in funded loan volume for 2002. Industry-wide pricing increases in 2003 were also the key to the increase in gross margins.

        The table below provides the relationship between estimated fixed, variable and total expenses for the twelve months ended December 31, 2003 and 2002:

($ amounts in 000's)

Loans funded—twelve months ending December 31, 2003	$10,173,148
2003 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.
Employee compensation and benefits	$23,152	22.76	$24,667	24.25	$47,819	47.01
Office and occupancy expense	—	—	2,661	2.62	2,661	2.62
Professional fees	1,201	1.18	4,166	4.10	5,367	5.28
Other operating expense	6,063	5.96	10,310	10.13	16,373	16.09

Total operating expenses	30,416	29.90	41,804	41.10	72,220	71.00
Interest expense	13,482	13.25	—	—	13,482	13.25

Total expenses	$43,898	43.15	$41,804	41.10	$85,702	85.25
Loans funded—twelve months ending December 31, 2002	$4,159,137
2002 Mortgage Banking Expenses	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.
Employee compensation and benefits	$8,645	20.79	$10,042	24.14	$18,687	44.93
Office and occupancy expense	—	—	1,709	4.11	1,709	4.11
Professional fees	633	1.52	2,323	5.59	2,956	7.11
Other operating expense	2,027	4.87	4,048	9.73	6,075	14.60

Total operating expenses	11,305	27.18	18,122	43.57	29,427	70.75
Interest expense	7,790	18.73	—	—	7,790	18.73

Total expenses	$19,095	45.91	$18,122	43.57	$37,217	89.48

        Total expenses incurred in the Mortgage Banking Business for the year ended December 31, 2003 were approximately $85.7 million. Operating expense, which included all expenses except interest expense, (employee compensation and benefits, office and occupancy expense and other operating expenses) was approximately $72.2 million for the year ended December 31, 2003. For the comparable period ended December 31, 2002, there were approximately $37.2 million of total expenses of which approximately $29.4 million were operating expenses. The increase in operating expense was due to the establishment and ongoing overhead of our mortgage banking operations. For the year ended December 31, 2003, expenses included approximately $23.2 million in sales commissions, which represent expenses that vary in direct proportion with the volume of funded loans, or approximately 23 basis points (.23%) on $10.2 billion in funded loans. Operating expenses that were not directly variable totaled $41.8 million or approximately 41basis points (.41%) on $10.2 billion in funded loans for 2003. Overall basis point expenses (which is a measurement of the cost per loan) decreased for the year 2003 (from 89 basis points in 2002 to 84 basis points in 2003).

Mortgage Asset Portfolio Business

        Our Mortgage Asset Portfolio Business recorded a net income of approximately $12.5 million for the twelve month period ending December 31, 2003 as compared to net income of $9.0 million in 2002 for the same period. The net income in 2003 was mainly due to an income tax benefit of $10.1 million as result of reasonably expecting our Mortgage Banking Business profitability to absorb the net operating loss carry-forwards of our Mortgage Asset Portfolio Business since the two entities are consolidated for income tax return purposes.

        We held mortgage assets of approximately $161.3 million as of December 31, 2003. As of December 31, 2002 mortgage assets were approximately $267.1 million. This reduction was a result of prepayments due to favorable refinance rates and our decision not to replace these assets.

Liquidity and Capital Resources

General

        Our sources of liquidity primarily consist of the following:

  •
  borrowings under our warehouse and other credit facilities;

  •
  revenues generated by our mortgage banking operating activities including interest income, broker fees, loan sale proceeds and hedge proceeds; and

  •
  excess interest spread in the Mortgage Asset Portfolio Business, net of repayments to servicers for past principal and interest advances on completed real estate owned dispositions.

        Our primary cash requirements include:

  •
  funding our mortgage loan originations;

  •
  hedging losses;

  •
  interest expense under our warehouse facilities;

  •
  operating expenses, including commissions;

  •
  repayment of our borrowings;

  •
  purchase of Company stock and

  •
  maintaining a "restricted cash" account, which includes amounts required to be held by certain warehouse line providers that may not be used in our operations or as equity for other warehouse lines of credit.

        As our mortgage banking operations have grown and our mortgage asset portfolio has declined through portfolio sales and borrower payoffs, our cash flow from investment activities has continued to decline in amounts and materiality.

Cash Generated By and Used In Our Operations

        During the twelve months ended December 31, 2004, on a consolidated basis we had net positive cash flow of $6.2 million. The principal factors impacting our positive cash flow are:

  •
  Sale of portfolio assets provided net cash proceeds of $26.0 million, after debt extinguishment. We expect to have nominal cash flow from the remaining portfolio in 2005 and beyond.

  •
  Net increase of approximately $12.3 million in accounts receivable on mortgage loans sold but not yet settled generated a temporary use of cash. Such receivables are normally collected within 1 to 30 days of the loan sale.

  •
  A net decrease in our cash investment in loan inventories generated cash flow of approximately $2.0 million. Our warehouse line lending agreements allow us to borrow from 96% to 99% of the lesser of par or market value for each mortgage loan. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded with equity capital. We typically have cash invested totaling between 2% to 4% of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Mortgage loans held for sale declined from approximately $276.8 million at December 31, 2003 to approximately $238.4 million at December 31, 2004. In 2005 we expect to increase the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, which will cause cash utilization to carry loan inventories to increase in direct proportion to the inventory held.

  •
  Stock repurchase of 605,390 shares utilized $5.2 million in cash.

  •
  Pay off of subordinated short-term debt facility used $3.0 million of cash.

  •
  Cash usage for capital expenditures totaled approximately $2.3 million.

  •
  Other consolidated operating cash flow totaled $1.0 million. We expect to pay a large number of accrued expenses in the 1st quarter of 2005 including accrued commissions, professional and consulting fees, meetings and incentive bonuses.

        Our financial condition can be affected by fluctuations in world markets, which could directly impact domestic liquidity. As stated earlier, we intend to renew existing financing facilities, and seek new financing sources as the need arises. There can be no assurance that we will be able to secure new short or long-term financing or that financing will be available on favorable terms.

        Our future liquidity will be predominantly impacted by the mortgage banking activity. In 2005 we plan to expand our sales force in order to increase the loan funding volumes in our regional branch offices to better leverage the fixed operating costs of our branches and headquarter departments. This strategy is key to sustained profitability due to the cost of our branch system and headquarter infrastructure. Lack of growth or declining volume would likely generate operating losses and negative cash flow. We expect to originate $700 million to $1.5 billion per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. Furthermore, we anticipate greater general and administrative costs associated with the operations of our Mortgage Banking Business, principally tied to the continued expansion of our subprime and correspondent channels, and also due to staffing additions in technology and administrative departments to undertake certain key strategic initiatives. We intend to use cash reserves, borrowings under the warehouse facilities, as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations. We are dependent on significant levels of warehouse financing to help execute our mortgage banking strategy. Furthermore, we must originate minimum levels of loans to attain profitability. See Business Risk Factors in Item 1. Management

believes that our Company has sufficient sources of liquidity at December 31, 2004 to meet anticipated business requirements for the foreseeable future.

Short-Term Debt

        As of December 31, 2004, short-term debt consists of $232 million of borrowings under four revolving credit lines (warehouse facilities) used to fund our lending activities. As of December 31, 2004, mortgage loans held for sale totaling $238 million were pledged as collateral for the warehouse facilities. We are dependent on our warehouse lending facilities to operate our business. We must maintain, renew or replace our warehouse lines of credit in order to continue to fund loans. At December 31, 2004, our maximum available borrowings combined from these four financial institutions is $1.4 billion. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants restricting, among other things, the absolute level of leverage, requiring minimum levels of cash reserves, profitability and stockholders' equity. Such financing is currently provided primarily under (i) a 364-day secured mortgage warehousing revolving credit agreement, dated as of November 26, 2001 (current expiration date is May 23, 2005), (the "Bank Credit Agreement") with JPMorgan/Chase Bank; (ii) secured mortgage warehousing revolving credit agreement, originally dated March 28, 2002 (there is no current expiration date as this is an uncommitted facility), (the "UBS Warburg Agreement") with UBS Warburg Real Estate Securities Inc.; (iii) secured mortgage warehousing revolving credit agreement, originally dated October 11, 2002 (current expiration date is December 31, 2005), (the "Countrywide Agreement") with Countrywide Warehouse Lending; and (iv) a 729-day secured mortgage warehousing revolving credit agreement, dated as of September 15, 2003 (current expiration date is July 31, 2006), (the "RFC Agreement") with Residential Funding Corporation. These warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. As of December 31, 2004, the Company was out of compliance regarding a loan covenant with one warehouse lender. A waiver was obtained and we believe we are in good standing with all of our warehouse lenders. Any future reductions or restrictions in our warehouse capacity could reduce the volume of loans that we are able to fund and could therefore reduce our revenues and earnings.

        In 2001, we also entered into a $5 million senior subordinated secured revolving loan agreement (Subordinated Loan Agreement). The Subordinated Loan Agreement bore interest at 12% and as of March 31, 2004, there was $3 million in borrowings outstanding. The loan was paid off in April 2004 and the Subordinated Loan Agreement was cancelled.

Long-Term Debt—Non Recourse Mortgage Backed Note

        Our long-term debt consists of a non-recourse mortgage-backed note, which is principally secured by Bond Collateral Mortgage loans and bond collateral real estate owned. Obligations under the mortgage backed note is payable solely from the proceeds from the bond collateral and are otherwise non-recourse to our Company. The maturity of the mortgage-backed note is directly affected by the rate of principal repayments on the related bond collateral. The note is also subject to redemption according to the specific terms of the indenture pursuant to which it was issued. As a result, the actual maturity is likely to occur earlier than the stated maturity.

        In the event that a master servicer or trustee elects to redeem the debt of our long-term debt issuance, we would receive cash from the clean-up call at an earlier date than would be expected if the debt issuance was allowed to reach its stated maturity.

        The components of the long-term debt at December 31, 2004, are summarized below (dollars in thousands):

	2000-2 Securitization	1999-A Securitization	1999-2 Securitization	1999-1 Securitization	1998-1 Securitization	Total Long-Term Debt
Long-term debt	—	—	—	—	$13,500	$13,500
Capitalized costs on long-term debt	—	—	—	—	—	—

Total long-term debt	—	—	—	—	$13,500	$13,500

Weighted average financing rates	—	—	—	—	3.46%	3.46%

Rate Lock Loan Commitments to Borrowers and Commitments to Sell Loans and Mortgage Backed Securities

        In the ordinary course of business, we make rate lock commitments to borrowers which obligate us to fund mortgages at set interest rates. The values of the underlying loans, and thus our expected gain on the subsequent funding and sale of these loans, may be impacted by subsequent changes in market interest rates. Accordingly, we attempt to protect (or hedge) our pricing margins by utilizing forward sales of TBAs and options on TBAs. The hedges typically increase or decrease in value in correlation to offsetting decreases or increases in the value of the loans. For the purposes of hedging our interest rate exposure on our pipeline, we make various assumptions in order to estimate the rate lock commitments which will not close (fallout ratio). The fallout ratio is applied to the total rate lock commitments to arrive at the net exposure to interest rate changes in the market. As loans fund, we typically sell or assign our hedges and enter into mandatory loan sale commitments with our correspondent investors. The following is a summary of our commitments to fund and commitments to sell loans and mortgage backed securities at December 31, 2004 and 2003 (dollars in thousands):

	12/31/04	12/31/03
Commitments to Fund Loans:
Commitments to originate loans at set interest rates (before applying fallout)	$813,081	$526,940
Commitments to originate loans at set rates (after applying fallout)	471,884	298,780
Commitment to Sell Loans or Mortgage Backed Securities:
Mandatory commitments to sell mortgage loans held for sale	100,798	134,383
Forward sales of mortgage backed securities (TBA)	611,000	466,500

        The above table merely lists the commitments we have to fund loans and sell loans or mortgage backed securities. In Note 6 to our audited financial statements we have quantified the interest rate exposure we have on our pipeline and compare this exposure to our hedge coverage.

Lease and Long-Term Debt Commitments

        In order to better understand our future obligations under our leases and long-term debt agreements, the table below shows our expected future payments for these debt instruments.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Long-Term Debt	$13,500	$7,399	$4,407	$1,694	$—
Operating Leases	11,802	4,112	5,147	2,433	110

Total	$25,302	$11,511	$9,554	$4,127	$110

        Long-term debt is in the form of a bond which is directly tied to bond collateral (assets) in the form of mortgage loans and real estate owned. These assets have payment schedules associated with each loan but can be paid off by the borrower at any time. Our history of bond collateral reduction indicates that we can reasonably project that bond collateral will continue on a path of accelerated reduction. By the terms of the long-term debt agreement, a reduction in the bond collateral will also result in a reduction of long-term debt. Therefore the above reduction in long-term debt are based on our projections for reduction in bond collateral.

        Operating leases are for our headquarters and regional office locations around the continental United States of America. Based on these lease agreements, the amounts shown represent payments due within the time periods shown.

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

Mortgage Banking Business

Interest Rate Risk

        Rate locked loan commitments and closed loans (loan pipeline) are subject to market price fluctuation until committed for sale. These fluctuations are primarily tied to changes in market interest rates and the relationship of short-term rates to long-term rates (yield curve). In order to mitigate this risk, a variety of financial derivative instruments (including forward mandatory mortgage security sale (TBA) and options on mortgage-backed securities) are utilized to hedge or mitigate market price fluctuations. These hedge positions are continually adjusted based on routine and ongoing quantification of our risk, but hedges may or may not be fully successful in complete risk mitigation. In particular, our capital markets personnel must make estimates of the percentage of rate locked loan commitments expected to close under different interest rate changes. Losses on the sale of mortgage loans or hedging activity could adversely impact results of operations and our financial position.

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

        The Mortgage Banking Business has many companies competing for mortgage loan originations who are much larger and more experienced in the business. During 2004 we were in a business environment of market contraction due to rising mortgage interest rates from unprecedented low interest rates in 2003. We are highly competitive against larger more experienced companies by being a niche market participant dealing exclusively with loan brokers and providing a higher level of personal service than our competitors.

Mortgage Asset Portfolio Business

Interest Rate Risk

        Our operating results for this business segment will depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. All of this business segment's mortgage assets are pledged as collateral for long-term debt (securitization). The income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, which creates a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Mortgage Asset Portfolio Business net income. Long-term debt interest rates are tied to LIBOR. Increases in these rates will tend to decrease net income. A significant increase in short-term interest rates, where the one month LIBOR exceeded 12%, could result in interest expense exceeding interest income and would result in operating losses. In the past, we have attempted to mitigate interest rate gap risk through hedging instruments called Interest Rate Caps. The majority of mortgages held in the portfolio are adjustable rate mortgages (ARM's) which adjust every six months. Consequently our gap risk is limited and at the present time we do not believe that the cost of hedging our gap risk is justified. Currently we do not have any Interest Rate Caps in place.

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

        Our long-term debt has a provision permitting us to redeem the debt when the remaining collateral has been paid down to 10% or less of its initial amount. The master servicer, servicer or trustee may elect to redeem the debt if we do not. Such "clean-up calls" are typical in mortgage securitizations to avoid the inefficiencies associated with servicing and administering small pools of assets. In the event of a clean-up call being exercised, the remaining collateral may be sold at a price below its remaining book value at the time, resulting in a loss. Alternatively, the remaining collateral may be retained by us, but subject to financing and servicing arrangements that are less attractive than under the long-term debt arrangements. In such event, our costs of carrying the assets could increase.

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

	2004						2003
			If Interest Rates Were To
			Increase	Decrease	Increase	Decrease
	Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value	50 Basis Points Estimated Fair Value	100 Basis Points Estimated Fair Value	100 Basis Points Estimated Fair Value	Amount	Estimated Fair Value
	(unaudited)
Interest-earning assets:
Cash and cash equivalents	$50,600	$50,600	$50,600	$50,600	$50,600	$50,600	$44,400	$44,400
Mortgage loans held for sale, net, pledged	238,440	240,292	238,195	242,114	236,003	243,843	276,781	280,119
Bond collateral mortgage loans (including REO)	14,988	13,796	13,792	13,800	13,790	13,804	161,252	162,509
Derivative financial instruments	616	616	3,082	(1,769)	5,183	(5,352)	(1,224)	(1,224)
Total interest-earning assets	$304,644	$305,304	$305,669	$304,745	$305,576	$302,895	$481,209	$485,804

Interest-bearing liabilities:
Short-term debt	$232,236	$232,236	$232,236	$232,236	$232,236	$232,236	$268,619	$268,619
Long-term debt, net	13,500	13,500	13,500	13,500	13,500	13,500	130,295	130,295
Total interest-bearing liabilities	$245,736	$245,736	$245,736	$245,736	$245,736	$245,736	$398,914	$398,914

        These analyses are limited by the fact that they are performed at a particular point in time and do not incorporate other factors that would impact our financial performance in each such scenario. Consequently, the preceding estimates should not be viewed as a forecast.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of our Company and the related notes, together with the Independent Registered Public Accounting Firm's Report thereon, are set forth on pages F-2 through F-24 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

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

  (b)
  There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 with respect to directors, audit committee members and financial experts and our code of ethics is incorporated herein by reference to the information contained under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our annual meeting of stockholders to be held in 2005 (the "Proxy Statement"). The information required with respect to executive officers is set forth in Item 1 of this report under the caption "Executive Officers of the Company."

        Our Company has adopted a Code of Ethics which applies to all employees including our principal executive officer, principal financial officer, principal accounting officer and our Controller, and members of our Board of Directors. The Code of Ethics may be viewed at our website: www.amnetmortgageinc.com. We intend to disclose any amendments to or waivers from a provision of our code of ethics by posting such information on our website. In addition, we intend to disclose any waivers from a provision of our Code of Ethics on a Form 8-K filed with the SEC as required under the NASDAQ listing requirements.

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

        The information required by Item 12 with respect to equity compensation plans is contained herein in Item 5 of this report under the caption "Market For Registrant's Common Equity, and Related Stockholder Matters and Issuer Purchases Of Equity Securities."

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT, SCHEDULES

(a)
Documents filed as part of this report:

1.
The following financial statements of our Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

    Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP;

    Consolidated Balance Sheets as of December 31, 2004 and 2003;

    Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2004;

    Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2004;

    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004 and

    Notes to Consolidated Financial Statements.

2.
Financial Statements Schedules.

    All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in our Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(b)
Exhibits:

Exhibit Index

Exhibit Number	Description
(1)3.1	Second Articles of Amendment and Restatement of the Registrant
(2)3.1A	Articles of Amendment (regarding name change)
(3)3.2	Fourth Amended and Restated Bylaws of the Registrant
(4)4.1	Registration Rights Agreement dated February 11, 1997
(3)4.3	First Amended and Restated Rights Agreement by and between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004
(11)99.1	February 12, 2004 Press Release by AmNet Mortgage, Inc.
(10)99.1	May 13, 2004 Press Release by AmNet Mortgage, Inc.
(9)99.1	August 16, 2004 Press Release by AmNet Mortgage, Inc.
(8)99.1	September 27, 2004 Press Release by AmNet Mortgage, Inc.
(12)+10.6	1997 Stock Incentive Plan
(12)+10.7	Form of 1997 Stock Option Plan, as amended
(12)+10.8	Form of 1997 Outside Directors Stock Option Plan
(12)+10.9	Form of Employee Stock Purchase Plan
(12)+10.14	Form of Indemnity Agreement

(13)10.17	The Termination and Release Agreement, dated as of December 20, 2001
(13)10.18	Amendment No. 1 to the Securities Purchase Agreement, dated as of December 20, 2001
(13)10.19	Amendment No. 1 to the Registration Rights Agreement, Dated as of December 20, 2001
(6)10.20+	Executive Employment between AmNet Mortgage, Inc. and John Robbins
(6)10.21+	Executive Employment between AmNet Mortgage, Inc. and Jay Fuller
(6)10.22+	Executive Employment between AmNet Mortgage, Inc. and Judith Berry
(6)10.23+	Executive Employment between AmNet Mortgage, Inc. and Lisa Faulk
(7)99.1	November 12, 2004 Press Release by AmNet Mortgage, Inc.
(5)10.25+	Long Term Incentive Cash Plan
(5)10.26+	2004 Executive Bonus Plan Description
(3)23.2	Consent of KPMG LLP
21.2	Schedule of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

+
Management Contract or Compensatory Plan

(1)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003

(2)
Incorporated by reference to our quarterly report form 10-Q for the fiscal quarter ended March 31, 2004 filed May 17, 2004.

(3)
Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 30, 2004

(4)
Incorporated by reference to our registration statement on Form S-11 filed September 25, 1997

(5)
Incorporated by reference to our annual report form 10-K/A for the fiscal year ended December 31, 2003 filed April 29, 2004

(6)
Incorporated by reference to our current report on Form 8-K filed October 6, 2004

(7)
Incorporated by reference to our current report on Form 8-K filed November 11, 2004

(8)
Incorporated by reference to our current report on Form 8-K filed September 29, 2004

(9)
Incorporated by reference to our current report on Form 8-K filed August 16, 2004

(10)
Incorporated by reference to our current report on Form 8-K filed May 13, 2004

(11)
Incorporated by reference to our current report on Form 8-K filed February 12, 2004

(12)
Incorporated by reference to Registration Statement on Form S-11 filed September 25, 1997 (File No. 333-33679)

(13)
Incorporated by reference to the Company's current Report on Form 8-K filed January 9, 2002 (File No. 001-13485)

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of AmNet Mortgage, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AmNet Mortgage, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, CA
March 28, 2005

AMNET MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$50,600	$44,400
Cash and cash equivalents—restricted	2,100	2,100
Mortgage loans held for sale, net, pledged (lower of cost or market)	238,440	276,781
Bond collateral, mortgage loans, net	14,509	157,872
Bond collateral, real estate owned	479	3,380
Accounts receivable—mortgage loans sold	16,167	3,856
Derivative financial instruments	616	—
Accrued interest receivable	819	2,593
Deferred taxes	10,694	5,694
Other assets	6,055	5,520

	$340,479	$502,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Short-term debt	$232,236	$268,619
Long-term debt, net	13,500	130,295
Derivative financial instruments	—	1,224
Accrued interest payable	515	494
Accrued commissions and payroll	5,218	4,580
Recourse liabilities associated with loan sales	5,480	3,139
Accrued expenses and other liabilities	6,249	5,231

Total liabilities	263,198	413,582
Commitments and contingencies (Note 17)
Minority Interest	100	129
Stockholders' Equity:
Preferred stock, par value $.01 per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 24,900,000 shares authorized; 7,303,825 shares issued and outstanding in 2004, and 7,873,714 shares issued and outstanding in 2003	73	79
Additional paid-in-capital	103,718	108,719
Accumulated deficit	(26,610)	(20,313)

Total stockholders' equity	77,181	88,485

	$340,479	$502,196

See accompanying notes to consolidated financial statements.

AMNET MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the Years Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Revenues
Gain on sales of loans	$64,619	$79,203	$46,668
Derivative financial instruments and market adjustments
Derivative financial instruments—Treasury futures	—	—	(18,171)
Derivative financial instruments—forward sales of mortgage-backed securities and options to sell mortgage-backed securities	(5,351)	2,182	(16,262)
Market adjustment on interest rate lock commitments	(424)	(2,104)	2,663

Total derivative financial instruments and market adjustments	(5,775)	78	(31,770)
Interest on mortgage assets	35,263	40,781	31,538
Litigation settlement	—	—	10,281
Other income	80	1,265	1,335

Total revenue, net of derivative financial instruments and market adjustments	94,187	121,327	58,052

Expenses
Employee compensation and benefits	54,602	48,569	19,434
Interest expense	18,821	18,322	18,220
Office and occupancy expense	3,992	2,661	1,709
Provision for loan losses (bond collateral)	206	3,441	5,454
(Gain) loss on sale of real estate owned, net	(408)	(921)	121
Loss on bond collateral sold	4,864	—	—
Professional fees	4,406	6,061	4,712
Other operating expenses	18,313	17,274	6,834

Total expenses	104,796	95,407	56,484

(Loss) income before income taxes	(10,609)	25,920	1,568
Income tax (benefit) provision	(4,312)	(3,103)	8

Net (loss) income	(6,297)	29,023	1,560

Other comprehensive (loss) income:
Reclassification adjustment included in loss	—	—	(448)

Comprehensive (loss) income	$(6,297)	$29,023	$1,112

Basic Weighted Average Shares Outstanding	7,613,773	7,861,988	7,884,983
Diluted Weighted Average Shares Outstanding	7,613,773	8,138,775	7,962,108
Net (loss) income per share (basic)	$(0.83)	$3.69	$0.20
Net (loss) income per share (diluted)	$(0.83)	$3.57	$0.20

See accompanying notes to consolidated financial statements.

AMNET MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income/(Loss)
			Treasury Stock	Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount					Total
Balance at December 31, 2001	7,959,900	$80	$—	$108,995	$448	$(50,896)	$58,627
Repurchase of company stock	—	—	(236)	—	—	—	(236)
Retirement of treasury stock	(97,410)	(1)	236	(235)	—	—	—
Other comprehensive loss	—	—	—	—	(448)	—	(448)
Net income	—	—	—	—	—	1,560	1,560

Balance at December 31, 2002	7,862,490	79	—	108,760	—	(49,336)	59,503

Repurchase of company stock	(20,000)	—	(145)	—	—	—	(145)
Retirement of treasury stock	—	—	145	(145)	—	—	—
Stock options exercised	31,224	—	—	104	—	—	104
Net income	—	—	—	—	—	29,023	29,023

Balance at December 31, 2003	7,873,714	79	—	108,719	—	(20,313)	88,485

Repurchase of company stock	—	—	(5,249)	—	—	—	(5,249)
Retirement of treasury stock	(605,390)	(6)	5,249	(5,243)	—	—	—
Stock options exercised	35,501	—	—	242	—	—	242
Net loss	—	—	—	—	—	(6,297)	(6,297)

Balance at December 31, 2004	7,303,825	$73	$—	$103,718	$—	$(26,610)	$77,181

See accompanying notes to consolidated financial statements.

AMNET MORTGAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6297)	$29,023	$1,560
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities:
Loss on bond collateral sold	4,864	—	—
Amortization of mortgage assets premiums	1,001	3,542	9,232
Amortization of CMO capitalized costs	474	343	557
Decrease on retained interest in securitization	—	—	88
Provision for loan losses	206	3,441	5,454
Impairment loss on retained interest in securitization	—	—	1,046
Change in real estate owned provision	502	2,520	5,709
(Gain)/loss on sale of real estate owned	(408)	(921)	121
Proceeds from sale of mortgage loans held for sale	9,038,309	10,286,684	3,812,455
Mortgage loan originations	(8,999,968)	(10,173,340)	(4,164,485)
Increase in restricted cash	—	(975)	(1,125)
(Increase)/decrease in accounts receivable—mortgage loans sold/funded	(12,311)	2,349	(5,631)
Decrease/(increase) in accrued interest receivable	1,774	1,542	(1,087)
Increase in deferred tax asset	(5,000)	(5,694)	(43)
Increase in other assets	(535)	(2,545)	(1,590)
Decrease in due from affiliate	—	—	159
(Increase)/decrease in derivative financial instruments	(1,840)	(1,083)	3,233
Increase/(decrease) in accrued interest payable	21	(88)	494
Increase in accrued commissions and payroll	638	2,755	1,825
Increase in recourse liabilities associated with loan sales	2,341	1,744	1,395
Increase in accrued expenses and other liabilities	1,018	1,640	2,172
Decrease in due to affiliate	—	—	(10)
(Decrease)/increase in minority interest	(29)	16	20

Net cash provided by/(used in) operating activities	24,760	150,953	(328,451)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans and proceeds from sale of bond collateral (2004)	138,138	87,350	161,542
Proceeds from sale of real estate owned	1,961	9,929	12,436

Net cash provided by investing activities	140,099	97,279	173,978
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt including sale of bond collateral	(117,269)	(107,504)	(185,450)
(Decrease)/increase in net borrowings from short-term debt	(36,383)	(109,934)	343,288
Premium on bond collateral	—	—	(211)
Stock options exercised	242	104	—
Repurchase of Company stock	(5,249)	(145)	(236)

Net cash (used in)/provided by financing activities	(158,659)	(217,479)	157,391

Net increase in cash and cash equivalents	6,200	30,753	2,918
Cash and cash equivalents at beginning of year	44,400	13,647	10,729

Cash and cash equivalents at end of year	$50,600	$44,400	$13,647

Supplemental information
Interest paid	$18,800	$18,410	$17,727
Taxes paid	$2,850	$2,941	$(60)
Transfers from bond collateral, mortgage loans, net to real estate owned	$1,151	$7,647	$20,076
Non-cash financing transactions:
Retirement of treasury stock	$5,249	$145	$236

See accompanying notes to consolidated financial statements.

AMNET MORTGAGE, INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

        In May 2004, American Residential Investment Trust, Inc. changed its name to AmNet Mortgage, Inc.

        The consolidated financial statements include the accounts of AmNet Mortgage, Inc., a Maryland corporation, American Mortgage Network, Inc. ("AmNet—Sub"), a Delaware corporation and wholly-owned subsidiary of AmNet Mortgage, Inc., American Residential Eagle, Inc., a Delaware special purpose corporation and wholly-owned subsidiary of AmNet Mortgage Inc. and American Residential Eagle 2, Inc., a Delaware limited purpose corporation and wholly-owned subsidiary of American Residential Eagle, Inc. Substantially all of the assets of American Residential Eagle, Inc. are pledged to support long-term debt in the form of collateralized mortgage bonds and are not available for the satisfaction of general claims of AmNet Mortgage, Inc. American Residential Holdings, Inc. ("Holdings") is an affiliate of AmNet Mortgage, Inc. that is consolidated in accordance with FASB Interpretation No. 46R "Consolidation of Variable Interest Entities." All entities are together referred to as the "Company" or "AmNet." The Company's exposure to loss on the assets pledged as collateral is limited to its net investment, as the collateralized mortgage bonds are non-recourse to the Company. All significant intercompany balances and transactions have been eliminated in the consolidation of AmNet. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

        During the first half of 1998, AmNet formed Holdings, through which a portion of the Company's non-conforming adjustable-rate and fixed-rate, single- family whole loans (collectively, "Mortgage Loans"), acquisition and finance activities were conducted. AmNet owns all of the preferred stock and has a non-voting 95% economic interest in Holdings. As a result of FIN 46R, the Company now consolidates Holdings in the Company's consolidated financial statements.

        American Residential Eagle, Inc., a subsidiary of the Company, holds bond collateral assets of approximately $15.0 million and at December 31, 2004.

Organization

        Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to fundamentally shift our strategic direction to mortgage banking. We started the transition in 2001 by forming a subsidiary, American Mortgage Network, Inc. to engage in the wholesale lending segment of the mortgage banking industry. Effective January 1, 2002 we began reporting our financial results in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business. In January of 2003 we elected to discontinue REIT status with the Internal Revenue Service, which had previously been approved by our stockholders. In order to more closely align our name with our activities, we changed our name from American Residential Investment Trust, Inc. to AmNet Mortgage, Inc., as of May 5, 2004. On September 29, 2004 our Company's stock began trading on the NASDAQ National Market System under the trading symbol AMNT. Previously we were listed on the American Stock Exchange under the trading symbol INV and prior to that we were listed on the NYSE.

        Relative to its Mortgage Asset Portfolio segment, the Company made a strategic decision to sell the vast majority of its mortgage assets in the second quarter of 2004 and substantially completed the sales in the third quarter of 2004. The remaining mortgage assets are pledged to secure long-term debt, referred to as the CMO/FASIT 1998-1 Securitization. The Company over-collateralized the bonds at the time of issuance, by pledging assets in excess of new liabilities. These bond collateral assets are carried at the lower of cost or net realizable value

        A substantial majority of the loans AmNet generates are purchased by a handful of correspondent investors. In 2004, these included (by loan volume); Countrywide Home Loans Inc. (55.8%), Wells Fargo Funding Inc. (15.6%), Morgan Stanley Mortgage Capital Inc. (9.1%) and other investors (19.5%). The Company considers price and operational efficiency in deciding where to sell loans. The Company also considers speed of execution and loan product guidelines. The Company believes that all of the loans it sells currently could be sold to a number of other investors.

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

        Restricted cash is a deposit held by one of our warehouse lenders.

Revenue Recognition

        Sales of mortgage loans are accounted for under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Mortgage loans are sold with the mortgage servicing rights released. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling prices and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses are recognized at the time of sale.

Mortgage Loans Held for Sale, Net, Pledged

        Mortgage loans are first and second trust deeds on single family residences that are originated and intended for sale in the secondary market, and are carried at the lower of aggregate cost or market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Loan origination fees, net of origination costs are deferred and are included in the carrying amount until the loans are sold. Mortgage loans held for sale are pledged as collateral for the warehouse facilities (Note 4).

        Included in the valuation of loans held for sale is a loan valuation reserve of approximately $906 thousand. The reserve is an estimate of the expected discount we will potentially incur because of a defect in loan quality. We repurchase these defective loans from investors or, upon discovery of a defect may never initially sell the loans to an investor. If the loan defects cannot be remedied, we sell the loans at a loss (discount to par). The loan loss reserve estimate is based upon various factors including loan product type, our history of originating the loan product type and investor loan repurchase requirements. There can be no assurance that our estimate will be correct and therefore no assurance that significant losses will not occur if our estimate proves to be incorrect.

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

        The company records reserves associated with ongoing contingent liabilities it has in connection with its loan sales. Typically, loans sales agreements contain certain terms and conditions which require the Company to repurchase or indemnify loans which are later found violate representation and warranties made on loans. Also, several investors require the company to refund loan premiums if loans pay off within 60 to 120 days of loan sale settlement. See Note 10. Recourse Liabilities Associated With Loan Sales.

Bond Collateral, Mortgage Loans, Net

        Bond collateral, mortgage loans, net, includes various types of adjustable-rate loans secured by mortgages on 1-4 unit residential loans. Bond collateral, mortgage loans, net, is stated at unpaid principal balances, less the allowance for loan losses, plus unamortized purchase premiums. Premiums are amortized to income using the interest method, generally over the estimated lives of the loans considering anticipated prepayments.

        The Company calculates its allowance for loan losses in accordance with SFAS No. 5, "Accounting for Contingencies", which requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated. Allowance for loan losses is made in the form of a Credit Allowance for estimated losses over the next twelve months; Real Estate Owned reserve for those properties taken back from borrowers for non-payment of loan installments; and Interest Allowance for interest accrued on non-performing loans. The Company believes their allowances are adequate at December 31, 2004.

        Mortgage loans are continually evaluated for collectability of the balance owed and, if appropriate, may be placed on non-accrual status. Generally, loans are placed in non-accrual status if they are 90 days, or more past due, in foreclosure, or non-performing bankruptcy (i.e. loans in bankruptcy and not performing according to the bankruptcy plan that is established with the trustee). When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that the loan becomes current and the loan principal balance is deemed collectible. Loans are restored to accrual status when loans become well secured and are current.

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

Derivative Financial Instruments

        AmNet makes commitments to fund mortgages at set interest rates, which are referred to as rate locked loan commitments. Additionally, most of the Company's loans are not yet committed for sale at the time of funding. Collectively, rate locked loan commitments and closed loans are the Company's pipeline. The value of the pipeline will vary depending on changes in market interest rates between the time that a rate lock commitment is made and the time that the loan funds and is committed for sale to an investor.

        AmNet estimates the number of rate locked loan commitments in the pipeline that will not close in order to calculate its interest rate exposure on a daily basis. AmNet then purchases hedging instruments in order to try to protect profit margins on the pipeline. The hedging instruments typically used are forward sales of mortgage-backed securities ("TBA") and options on forward sales of mortgage-backed securities. Historically, changes in the price of these instruments closely relate to changes in the value (price) of loans in the pipeline.

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133." Collectively, these Statements are referred to as "SFAS 133." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security or a foreign-currency-denominated forecasted transaction.

        On January 1, 2001, the Company adopted SFAS No. 133. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk for derivative financial instruments that do not meet the hedging criteria in SFAS No. 133, and changes in fair value are recorded in income. The Company has elected to not apply hedge accounting and as a result the underlying loans are carried at LOCOM as opposed to at fair market value.

Recent Accounting Developments

        In March 2004, the SEC released Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments." The Company accounts for its commitments to extend credit as derivatives and records changes in fair value of the commitments in the consolidated statement of operations. The adoption of SAB No. 105 beginning in the second quarter of 2004 did not have a significant effect on the Company's consolidated financial statements.

        In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP does not apply to loans originated by the Company.

        The FASB amended SFAS No. 123, "Accounting for Stock-Based Compensation," which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" in December, 2004. The amendment requires the Company to record compensation expense for all share-based compensation beginning July 1, 2005. When adopted, this standard will have a negative impact on our earnings in future periods since stock options already issued will vest in future periods and be expensed. Relative to our currently issued and outstanding stock options we estimate that approximately $222 thousand of stock option expense will be recorded in 2005 when the standard is adopted in July of 2005. Any additional stock options issued in 2005 would add to this expense.

Segment Reporting

        The Company reports segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Effective January 1, 2002, the Company reports two segments: the Mortgage Asset Portfolio Business and the Mortgage Banking Business.

Reclassifications

        Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

Earnings (Loss) per Share

        The Company presents basic earnings (loss) per share, representing net earnings (loss) divided by the weighted average outstanding shares of common stock (excluding all common stock equivalents), and diluted earnings (loss) per share, representing the effect of common stock equivalents, if dilutive. At December 31, 2004, 2003, and 2002 there were 1,076,888; 924,600 and 154,225, options, respectively, that were anti-dilutive and, therefore, not included in the calculations shown on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Comprehensive Income (Loss)

        The Company recognizes comprehensive income (loss) as part of the consolidated Statements of Operations and Comprehensive Income (Loss), and it is disclosed as part of stockholders' equity in accumulated other comprehensive income (loss). Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on retained interest in securitization.

Stock Options

        The Company elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock-based compensation plans: the 2004 Equity Incentive Plan and 1997 Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized in the consolidated financial statements. SFAS No. 123 "Accounting for Stock Based Compensation" requires pro forma disclosures of expense computed as if the fair value-based method had been applied in the financial statements of companies that continue to account for such arrangements under Opinion No. 25.

        In December 2002, the FASB issued SFAS No. 148, "Accounting For Stock Based Compensation Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

        The FASB amended SFAS No. 123, "Accounting for Stock-Based Compensation," which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" in December, 2004. The amendment requires the Company to record compensation expense for all share-based compensation beginning July 1, 2005. When adopted, this standard would have a negative impact on our earnings in future periods since new and previously issued stock options have periodic vesting. At the time of vesting, these stock options would be expensed.

        Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123,

as amended by SFAS No. 148, the Company's net (loss) income and income per share would have been as follows (in thousands except income per share):

	Twelve-months Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Net (loss) earnings as reported	$(6,297)	$29,023	$1,560
Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax effects	(587)	(1,309)	(617)

Pro forma net (loss) earnings	$(6,884)	$27,714	$943

(Loss) earnings per share:
Basic as reported	$(0.83)	$3.69	$0.20
Basic pro forma	$(0.91)	$3.53	$0.12
Diluted as reported	$(0.83)	$3.57	$0.20
Diluted pro forma	$(0.91)	$3.41	$0.12

        The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company's experience. See Note 13 "Stock Option Plans" for the assumptions made for 2004.

Note 2.    Impounds for Taxes and Insurance

        The Company maintains trust cash balances representing impounds for property tax and insurance payments on behalf of borrowers that are not included in the consolidated financial statements. The impound balances amounted to $2.3 million and $1.9 million at December 31, 2004 and 2003, respectively.

Note 3.    Accounts Receivable and Accrued Interest Receivable

        Accounts receivable are generated from sales of mortgage loans to various correspondent investors and are typically realized within 30 days. Accrued interest receivable represents thirty days of interest receivable from performing bond collateral mortgage loans and interest income on loans funded from the funding to sale date. Based upon the Company's evaluation, no reserve has been recorded at December 31, 2004 and 2003 for either of these account balances.

Note 4.    Mortgage Loans Held for Sale, net, Pledged

        The components of mortgage loans held for sale, net, pledged are as follows: (000's)

	2004	2003
Principal	$237,014	$273,998
Net FAS 91	1,426	2,783
LOCOM	—	—

	$238,440	$276,781

Note 5.    Bond Collateral, Mortgage Loans

        AmNet has pledged collateral in order to secure the long-term debt issued in the form of a CMO. Bond Collateral Mortgage Loans are adjustable-rate loans secured by first liens on one-to-four family residential properties. All Bond Collateral Mortgage Loans are pledged to secure repayment of the related long-term debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment on the long-term debt obligation. The obligation under long-term debt is payable solely from the bond collateral and is otherwise non-recourse to AmNet.

        In March of 2004, approximately $113.9 million in Bond Collateral Mortgage Loans and approximately $2.3 million in REO bond collateral were reclassified as held for sale. During 2004, all of these mortgage loans including real estate owned, had been sold. One remaining portfolio (CMO/FASIT 1998-1) was not sold. Bond collateral for this structure is shown as Bond collateral, mortgage loans, net and Bond collateral, real estate owned, net.

        The components of the Bond Collateral Mortgage Loans at December 31, 2004 and 2003 are summarized as follows (dollars in thousands):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At December 31, 2004
Mortgage loans	—	—	—	—	$14,518	$14,518
Unamortized premium	—	—	—	—	35	35
Allowance for loan losses	—	—	—	—	(44)	(44)

	—	—	—	—	$14,509	$14,509
Weighted average net coupon	—	—	—	—	9.44%	9.44%
Unamortized premiums as a percent of Mortgage loans	—	—	—	—	0.24%	0.24%
At December 31, 2003
Mortgage loans	$7,068	$40,435	$58,922	$27,021	$22,668	$156,114
Unamortized premium	362	809	1,747	749	102	3,769
Allowance for loan losses	(141)	(486)	(517)	(311)	(556)	(2,011)

	$7,289	$40,758	$60,152	$27,459	$22,214	$157,872
Weighted average net coupon	9.15%	9.49%	9.00%	8.88%	9.40%	9.17%
Unamortized premiums as a percent of Mortgage loans	5.12%	2.00%	2.96%	2.77%	0.45%	2.41%

        Bond Collateral Mortgage Loans do not accrue interest after ninety-days of delinquency. The accrual status of Bond Collateral Mortgage Loans at December 31, 2004 and 2003 is summarized as follows (dollars in thousands):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Bond Collateral
At December 31, 2004
Regular loans	—	—	—	—	$11,291	$11,291
Bankruptcy (non-performing)	—	—	—	—	2,559	2,559
Foreclosure (90+ days delinquent)	—	—	—	—	668	668

Total mortgage loans	—	—	—	—	$14,518	$14,518

At December 31, 2003
Regular loans	$6,131	$29,589	$48,783	$22,475	$18,618	$125,596
Bankruptcy (non-performing)	46	6,628	5,968	2,743	3,498	18,883
Foreclosure (90+ days delinquent)	891	4,218	4,171	1,803	552	11,635

Total mortgage loans	$7,068	$40,435	$58,922	$27,021	$22,668	$156,114

        A summary of the activity in the allowance for loan losses is as follows (dollars in thousands):

	2004	2003	2002
Balance beginning of year	$2,011	$3,473	$4,857
Provision charged to operating expense	206	3,441	5,454
Charge offs	(1,009)	(4,903)	(6,839)
Reserve elimination due to sale of portfolio	(1,164)	—	—

Balance end of year	$44	$2,011	$3,472

        At December 31, 2004 and 2003, approximately 22% and 19%, respectively, of the collateral was located in California for the CMO/FASIT 1998-1.

Note 6.    Derivative Financial Instruments

        AmNet makes commitments to fund mortgages at set interest rates, which are referred to as rate locked loan commitments. Additionally, most of the Company's loans are not yet committed for sale at the time of funding. Collectively, rate locked loan commitments and funded loans not yet committed for sale (closed loans) are the Company's pipeline. The value of the [rate locked loan commitments, pipeline, and uncommitted loans] will vary depending on changes in market interest rates between the time that a rate lock commitment is made and the time that the loan funds and is committed for sale to an investor. The company has elected not to apply hedge accounting on the pipeline or closed loans.

        AmNet estimates the number of rate locked loan commitments in the pipeline that will not close in order to calculate its interest rate exposure on a daily basis. AmNet then purchases hedging instruments in order to try to protect profit margins on the pipeline. The hedging instruments typically used are forward sales of mortgage-backed securities ("TBA") and options on forward sales of mortgage-backed securities. Historically, changes in the price of these instruments closely relate to changes in the value (price) of loans in the pipeline.

        At December 31, 2004 and December 31, 2003, AmNet had the following commitments to originate loans and loans not yet committed for sale to investors, and offsetting hedge coverage; (dollars in thousands). (Note that interest rate exposure does not directly correspond to notional amounts of hedge coverage without applying an option adjusted spread factor to the pipeline and hedges.):

	December 31, 2004	December 31, 2003
Interest rate exposure:
Commitments to originate loans at set interest rates (after applying fallout)	$471,884	$298,780
Funded loans not yet committed for sale to investors (closed loans)	138,250	141,248
Hedge coverage:
Forward sales of TBA's (notional amount)	511,000	416,500
Options on forward sales of mortgage-backed securities (notional amount)	100,000	50,000

        The fair value of forward sales of mortgage-backed securities and options on forward sales of mortgage-backed securities are based on quoted market prices for these instruments. The rate locked loan commitments are also considered a derivative instrument and are assigned fair values based on the change in the quoted market value of the underlying loans due to market movements, less an estimated factor for loans that will not close (fallout ratio). The fallout ratio is affected by the Company's recent fallout history, interest rate changes and loan characteristics.

        The following is a summary of the carrying value of AmNet's derivative instruments as of December 31, 2004 and December 31, 2003 (dollars in thousands):

December 31, 2004	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
TBA's:
Fifteen year Fannie Mae	4.5-5.5 MBS	$1,000-20,000	$(101)	Jan 19-Mar 17, 2005
Thirty year Fannie Mae	5.0-6.0 MBS	500-20,000	(224)	Jan 13-Mar 14, 2005
Thirty year Ginnie Mae	5.0-5.5 MBS	500-6,000	(82)	Jan 20-Mar 22, 2005
Forward commitment by investor	4.625-5.75	2,000-20,000	584	Jan 14-Feb 15, 2005
Options on TBAs:
Thirty year Fannie Mae	5.0-5.5 Puts	20,000-30,000	2	Jan 13, 2005
Rate locked loan commitments			437

Total derivative financial instruments			$616

December 31, 2003	Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
TBA
Fifteen year Fannie Mae	4.5-5.5 MBS	$3,000-25,000	$(803)	Jan 20-Mar 18, 2004
Twenty year Fannie Mae	4.5 MBS	2,000	56	Feb 12, 2004
Thirty year Fannie Mae	5.0-6.0 MBS	4,500-20,000	(1,388)	Jan 14-Mar 15, 2004
Thirty year Ginnie Mae	5.0-6.0 MBS	1,000-8,000	(122)	Jan 22-Feb 19, 2004
Options on TBAs:
Thirty year Fannie Mae	5.5 Puts	50,000	172	Mar 15, 2004
Rate locked loan commitments			861

Total derivative financial instruments			$(1,224)

        The following is a summary of the components within total derivative financial instruments and market adjustments income (expense) (dollars in thousands):

	For the Twelve Months Ended December 31, 2004	For the Twelve Months Ended December 31, 2003	For the Twelve Months Ended December 31, 2002
Derivative financial instruments—(expense) income:
TBA (loss)—closed positions	$(7,418)	$(3,657)	$(9,724)
Options gain—closed positions	4,287	8,636	(18,172)
Change in value of TBAs—open positions	2,434	3,166	(5,423)
Change in value of Options—open positions	(4,654)	(5,963)	(1,114)
Change in market adjustment on interest rate locked loan commitments	(424)	(2,104)	2,663

Total derivative financial instruments and market adjustments (expense) income:	$(5,775)	$78	$(31,770)

Note 7.    Bond Collateral, Real Estate Owned, Net

       The Company owned 9 and 72 properties as of December 31, 2004 and 2003, respectively. Upon transfer of the loans to real estate owned, the Company recorded a corresponding charge against the allowance for loan losses to write-down the real estate owned to fair value, less estimated cost of disposal. At December 31, 2004 and 2003, real estate owned totaled approximately $0.5 and $3.4 million respectively.

Note 8.    Short-Term Debt

        As of December 31, 2004, mortgage loans held for sale totaling $238.4 million were pledged as collateral for warehouse facility borrowings of $232.2 million with four financial institutions. At December 31, 2004, the Company's maximum borrowing capacity combined from these four financial institutions was $1.4 billion. The table below shows the age of pledged mortgage loans as of December 31, 2004. (in thousands):

Aging Range	Number of Loans	Warehouse line usage	% of Total
Less than 30 days	1,463	$209,604	90.2%
30 to 60 days	76	14,538	6.3%
61 days to 90 days	35	7,238	3.1%
91 days to 120 days	6	856	0.4%

Total	1,580	$232,236	100.0%

        Of the $232.2 million of warehouse line usage at December 31, 2004, $86.0 million was funded through uncommitted warehouse facilities.

        The warehouse facilities mature on various dates in 2005 and 2006, and generally bear interest at one-month LIBOR plus spread. The weighted average borrowing rates were 3.65% and 2.79% for the three month period ending December 31, 2004 and December 31, 2003 respectively. The weighted-average borrowing rate was 2.92% for the twelve months ending December 31, 2004 and 2.66% for the twelve months ending December 31, 2003. The weighted-average facility fee was .23% for the twelve months ending December 31, 2004 and .25% for the twelve months ending December 31, 2003 on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants restricting, among other things, the absolute level of leverage, requiring minimum levels of cash reserves, profitability and stockholders' equity. As of December 31, 2004, the Company was out of compliance regarding a loan covenant with one warehouse lender. A waiver was obtained and we believe we are in good standing with all of our warehouse lenders.

        In 2001, the Company also entered into a $5 million senior subordinated secured revolving loan agreement ("Subordinated Loan Agreement"). The Subordinated Loan Agreement bore an interest rate of 12%. The $3 million loan balance was paid off in full in April 2004. The agreement has since expired and the Company has no option to renew the agreement.

Note 9.    Long-Term Debt, Net

        In April of 2004, the Company entered into agreements to sell approximately 85% of its mortgage portfolio assets. As a result, approximately $90 million in long-term debt was reclassified to short-term debt pending sale. During the second quarter of 2004 the Company extinguished all of the reclassified short-term debt, using proceeds from the sale of the related bond collateral mortgage loans and real estate owned bond collateral. As of December 31, 2004, all mortgage portfolio assets related to the April 2004 sale agreements have been sold.

        The remaining long-term debt consists of a securitization, CMO/FASIT 1998-1. The long-term debt is principally secured by mortgage loans (Bond Collateral), which consist primarily of fixed and adjustable rate mortgage loans secured by first liens on one-to-four family residential properties. Payments received on the mortgage loans are used to make payments on the Long-term debt. The obligations under the Long-term debt are payable solely from the Bond Collateral and are otherwise non-recourse to AmNet. The maturity of the note is directly affected by the rate of principal repayments on the related Bond Collateral. The Long-term debt is also subject to redemption according to the specific terms of the indenture pursuant to which the notes were issued. As a result, the actual maturity of the Long-term debt is likely to occur earlier than its stated maturity.

        The components of the long-term debt at December 31, 2004 and December 31, 2003, along with selected other information are summarized below (dollars in thousands):

	CMO/REMIC 2000-2 Securitization	CMO/REMIC 1999-A Securitization	CMO 1999-2 Securitization	CMO 1999-1 Securitization	CMO/FASIT 1998-1 Securitization	TOTAL Long-Term Debt
At December 31, 2004
Long-term debt	$0	$0	$0	$0	$13,500	$13,500
Capitalized costs on long-term debt	0	0	0	0	—	—

Total long-term debt	$0	$0	$0	$0	$13,500	$13,500
Weighted-average financing rates	0%	0%	0%	0%	3.46%	3.46%
At December 31, 2003
Long-term debt	$7,182	$33,012	$51,594	$16,753	$22,229	$130,770
Capitalized costs on long-term debt	(30)	(1)	(267)	(177)	—	(475)

Total long-term debt	$7,152	$33,011	$51,327	$16,576	$22,229	$130,295
Weighted-average financing rates	2.24%	1.29%	3.33%	1.82%	2.14%	2.37%

        The table below shows the Company's expected future payments for future obligations under long-term debt agreements:

	Payments Due by Period (000's)
Contractual Obligations
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Long-term debt	$13,500	$7,398	$2,591	$1,816	$1,241	$454	$—

Note 10.    Recourse Liabilities Associated With Loan Sales

        We sell loans to private investors and other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to repurchase loans or indemnify and hold the investor harmless against any loss arising from errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from brokers and correspondents. At December 31, 2004 and 2003, we had approximately $4.6 million and $2.8 million, respectively, recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect may extend to the life of the loan. Sold loans for which these guarantees apply totaled approximately $9.0 billion in 2004 and $10.3 billion in 2003.

        Under most of our loan sale agreements, we are obligated to refund premiums to investors if loans pay off within a certain number of days after the settlement of our loan sale. These refunds are referred to as early prepayment premiums or ("EPPs"). The EPP exposure period generally ranges from 60-120 days after the settlement date. At December 31, 2004 and 2003, we had approximately $894 and $298 thousand, respectively, recorded as an estimated reserve for premium refunds that may occur as a result of loans sales which were still subject to EPP liability.

        Reserve activity for the periods presented is as follows (dollars in thousands):

	Reserve For Repurchase Obligations	Premium Prepayment Reserve	Total
Balance at December 31, 2002	$861	$535	$1,396
Payments	(989)	(3,434)	(4,423)
Provisions	2,969	3,197	6,166

Balance at December 31, 2003	2,841	298	3,139
Payments	(1,784)	(2,519)	(4,303)
Provisions	3,529	3,115	6,644

Balance at December 31, 2004	$4,586	$894	$5,480

Note 11.    Income Taxes

        During 1997, the Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a result of this election, the Company was not, with certain exceptions, taxed at the corporate level on the net income distributed to the Company's stockholders. On July 19, 2002, the stockholders of the Company approved two proposals that allowed for the conversion of the Company from a REIT to a fully taxable entity. On February 7, 2003, the Company filed a notice with the Internal Revenue Service of its decision to relinquish its REIT status, effective January 1, 2003.

        As a result of the conversion to a fully taxable status, an income tax benefit and related deferred tax asset of $5.7 million was recorded in 2003. As of December 31, 2004, our deferred tax asset is $10.7 million which reflects an increase from $5.0 million as a result of losses incurred in 2004. This benefit was calculated based on an assumed income tax rate of 41.1% for 2004.

        A summary of income tax expense (benefit) consists of the following (000's):

	2004	2003	2002
Current tax expense
Federal	$414	$728	$—
State and local	220	2,253	8

Total current tax expense	634	2,981	8

Deferred tax expense
Federal	(3,764)	7,885	—
State and local	(1,059)	273	—
Income tax benefit from termination of REIT status	—	(10,884)	—
Reduction in valuation allowance on deferred tax asset	(123)	(3,358)	—

Total deferred tax benefit	(4,946)	(6,084)	—

Total income tax (benefit)/expense	$(4,312)	$(3,103)	$8

        Income tax (benefit)/expense for the years ended December 31, 2004, 2003, and 2002 differs from the amounts expected by applying the federal statutory rate of 35% to earnings (loss) before income taxes as shown below (000's):

	Year ended December 31,
	2004	2003	2002
Computed expected tax/(benefit)	$(4,131)	$9,072	$(2,591)
State income taxes/(benefit)	(625)	1,642	67
Change in valuation allowance (federal and state)	(123)	(3,358)	2,448
Conversion of REIT to taxable entity	—	(10,884)	—
Other	567	425	84

Total income tax (benefit)/expense	$(4,312)	$(3,103)	$8

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below (000's):

	2004	2003	2002
Deferred tax assets:
Net operating loss carryforward	$8,272	$2,937	$4,285
Loss reserves	1,903	1,918	574
Mark to market adjustments	582	249	136
Securitization	—	696	—
Premiums	512	1,082	—
Credits	470	470	—
Other	677	403	10

Total gross deferred tax assets	12,416	7,755	5,005
Less valuation allowance	—	(123)	(3,358)

Net deferred tax assets	12,416	7,632	1,647
Deferred tax liabilities:
Depreciation	(764)	633	150
SFAS No. 91 fees	(958)	1,305	1,497

Total gross deferred tax liabilities	1,722	1,938	1,647

Net deferred tax assets	$10,694	$5,694	$—

        At December 31, 2004, in determining the possible future realization of deferred tax assets, management considers future taxable income from the following sources: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

        As the Company's net income and its projections of net income vary over time, the expected realizability of its deferred tax assets may change. If the Company determines that its ability to realize all of its deferred taxes is unlikely, the Company will set up certain valuation allowances against those assets, which would negatively affect its net income. However, currently, we expect to fully utilize our deferred tax assets.

        At December 31, 2004, the Company has net operating loss carry forwards for Federal and state income tax purposes of $19.2 million and $25.7 million, respectively, which are available to offset future federal and state taxable income, if any, through 2021 and 2013, respectively.

Note 12.    Fair Value of Financial Instruments

        The estimated fair value of financial instruments have been determined by the Company's management using available market information and valuation methodologies; however, considerable judgment is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of financial instruments as of December 31, 2004 and 2003 is as follows (dollars in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest-earning assets:
Cash and cash equivalents	$50,600	$50,600	$44,400	$44,400
Mortgage loans held for sale, net, pledged	238,440	240,292	276,781	280,119
Bond collateral, mortgage loans, net (including REO)	14,988	13,796	161,252	162,509
Derivative financial instruments	616	616	—	—

Total interest-earning assets	$304,644	$305,912	$482,433	$487,028

Interest-bearing liabilities:
Short-term debt	$232,236	$232,236	$268,619	$268,619
Long-term debt	13,500	13,500	130,295	130,295
Derivative financial instruments	—	—	1,224	1,224

Total interest-bearing liabilities	$245,736	$245,736	$400,138	$400,138

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

Short-Term Debt

        The fair value of the warehouse line debt and the short-term debt related to bond collateral held for sale, approximates the carrying amounts due to the short-term nature of the debt, and because interest on the debt fluctuates with market interest rates.

Long-Term Debt

        The fair value of long-term debt is estimated based upon all long-term debt being at variable rates and therefore cost approximates fair market value.

Note 13.    Stock Option Plans

        At the annual meeting of stockholders held on August 12, 2004 our stockholders approved the 2004 Equity Incentive Plan. Approval of this plan authorized an additional 500,000 options to be granted combined with all ungranted options in the 1997 Stock Incentive Plan, 1997 Stock Option Plan and the 1997 Outside Director Stock Option Plan and options that may be cancelled under such plans. No additional options shall be granted under the 1997 plans, except possibly for the 1997 Employee Stock Purchase Plan. On January 1, 2004 and December 31, 2004, respectively, 243,067 and 624,004 options and shares remained available for grant under these plans. As of December 31, 2004, shares of common stock were reserved for issuance under the Company's stock option plans as follows:

	1997 Stock Incentive Plan	1997 Stock Option Plan	1997 Employee Stock Purchase Plan	1997 Outside Director Stock Option Plan	2004 Equity Incentive Plan	Total
Total Options Authorized at 1/1/2004	315,200	1,474,800	20,000	210,000	—	2,020,000
Total Options Issued at or by 8/12/04	284,800	1,459,393	—	179,500	—	1,923,693
Options Authorized at 8/12/04	—	—	—	—	500,000	500,000

Balance of Options Not Granted at 8/12/04	30,400	15,407	20,000	30,500	500,000	596,307
Balance of Options not Granted at 8/12/04 moved to 2004 Equity Incentive Plan	(30,400)	(15,407)	—	(30,500)	76,307	—

Options Reserved For Issuance at 8/12/04	—	—	20,000	—	576,307	596,307
Cancellations 8/13/04 to 12/31/04	—	24,197	—	—	—	24,197
Cancellations 8/13/04 to 12/31/04 moved to 2004 Equity Incentive Plan	—	(24,197)	—	—	24,197	—

Options Reserved For Issuance at 12/31/04	—	—	20,000	—	600,504	620,504

        Stock option activity during the year ending December 31, 2004 was as follows:

	Number of Options	Weighted-Average Exercise Price
Balance at December 31, 2003	1,768,100	$7.96
Granted	216,750	8.62
Forfeited	(120,078)	7.53
Exercised	(35,501)	5.28

Balance at December 31, 2004	1,829,271	$8.12

        At December 31, 2004, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.00 years. The weighted-average exercise price of the outstanding exercisable and vested options was $8.91. The table below shows options and prices for all outstanding options at December 31, 2004:

Option Exercise Price Range	Vested	Unvested	Number of Options
$ 1.75 to $ 3.00	119,880	51,954	171,834
$ 3.01 to $ 5.00	254,045	208,592	462,637
$ 5.01 to $ 7.50	306,949	42,251	349,200
$ 7.51 to $10.00	133,168	147,032	280,200
$10.01 to $12.50	292,039	17,261	309,300
$12.51 to $15.00	256,100	—	256,100

	1,362,181	467,090	1,829,271

        The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 were $2.71, $2.35 and $1.76, respectively, on the dates of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2004	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.09%	2.75%	2.78%
Expected volatility	31.32%	37.25%	77.77%
Expected life (years)	4 to 5	5	5

Note 14.    Stockholders' Equity

        During 2002, the Company declared no dividends as a result of continued losses from operations. Also during 2002 the Company repurchased 97,000 shares of common stock. The Company paid approximately $236,000 for the repurchased shares. The shares were retired.

        During 2004 and 2003, the Company declared no dividends as a result of continued emphasis on growing the Mortgage Banking Business segment. Also during 2004 and 2003, the Company repurchased 605,390 shares (500,000 of these shares were repurchased through a private transaction and are in addition to the Board of Director shares approved for the publicly announced stock repurchase plan) and 20,000 shares, respectively, of common stock. The Company paid approximately $5.2 million and $145,000, respectively, for the repurchased shares. The shares were retired.

Note 15.    Business Segments

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

        The table below reflects the total assets at December 31, 2004 and 2003, and the capital expenditures for years 2004 and 2003 (000's):

	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments
2004
Total assets	$284,525	$55,954	$340,479
Total capital expenditures	2,309	0	2,309
2003
Total assets	$319,835	$182,361	$502,196
Total capital expenditures	3,688	(181)	3,507

        The table below reflects the fourth quarter and year-to-date income statement activity by segment for the period ending December 31, 2004.

AmNet Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations by Business Segment
(in thousands)

	For the Three-months Ended December 31, 2004	For the Three-months Ended December 31, 2004	For the Three-months Ended December 31, 2004	For the Twelve-months Ended December 31, 2004	For the Twelve-months Ended December 31, 2004	For the Twelve-months Ended December 31, 2004
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments
Revenues
Gain on sales of loans	$22,582	$—	$22,582	$64,619	$—	$64,619
Derivative financial instruments and market adjustments
Derivative financial instruments—forward commitments and options	(2,928)	—	(2,928)	(5,351)	—	(5,351)
Market adjustment on interest rate lock commitments	96	—	96	(424)	—	(424)

Total derivative financial instruments and market adjustments	(2,832)	—	(2,832)	(5,775)	—	(5,775)
Interest on mortgage assets	10,042	784	10,826	32,250	3,013	35,263
Other income	205	(1,135)	(930)	508	(428)	80

Total revenue	29,997	(351)	29,646	91,602	2,585	94,187

Expenses
Employee compensation and benefits	15,608	—	15,608	54,323	279	54,602
Interest expense	6,295	112	6,407	17,370	1,451	18,821
Office and occupancy expense	1,121	—	1,121	3,992	—	3,992
Provision for loan losses	—	(1)	(1)	—	206	206
Gain on sale of real estate owned, net	—	(2)	(2)	—	(408)	(408)
Valuation adjustment—bond collateral	—	(8)	(8)	—	4,864	4,864
Professional fees	940	137	1,077	3,732	674	4,406
Other operating expenses	5,023	251	5,274	17,484	829	18,313

Total expenses	28,987	489	29,476	96,901	7,895	104,796

Income (loss) before income taxes	1,010	(840)	170	(5,299)	(5,310)	(10,609)

Income taxes (benefit)	450	(433)	17	(2,027)	(2,285)	(4,312)

Net income (loss)	$560	$(407)	$153	$(3,272)	$(3,025)	$(6,297)

	For the Three-months Ended December 31, 2003	For the Three-months Ended December 31, 2003	For the Three-months Ended December 31, 2003	For the Twelve-months Ended December 31, 2003	For the Twelve-months Ended December 31, 2003	For the Twelve-months Ended December 31, 2003
	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments	Mortgage Banking	Mortgage Asset Portfolio	Combined Segments
Revenues
Gain on sales of loans	$16,444	$—	$16,444	$79,203	$—	$79,203
Derivative financial instruments and market adjustments
Derivative financial instruments—forward commitments and options	1,067	—	1,067	2,182	—	2,182
Market adjustment on interest rate lock commitments	(4,644)	—	(4,644)	(2,104)	—	(2,104)

Total derivative financial instruments and market adjustments	(3,577)	—	(3,577)	78	—	78
Interest on mortgage assets	6,032	2,065	8,097	29,875	10,906	40,781
Other income	18	226	244	94	1,171	1,265

Total revenue	18,917	2,291	21,208	109,250	12,077	121,327

Expenses
Employee compensation and benefits	12,332	137	12,469	47,819	750	48,569
Interest expense	2,826	1,040	3,866	13,482	4,840	18,322
Office and occupancy expense	767	—	767	2,661	—	2,661
Provision for loan losses	—	964	964	—	3,441	3,441
Gain on sale of real estate owned, net	—	(170)	(170)	—	(921)	(921)
Professional fees	1,640	247	1,887	5,367	694	6,061
Other operating expenses	4,266	226	4,492	16,373	901	17,274

Total expenses	21,831	2,444	24,275	85,702	9,705	95,407

Income (loss) before income taxes	(2,914)	(153)	(3,067)	23,548	2,372	25,920

Income (benefit) taxes	(1,560)	(1,101)	(2,661)	7,037	(10,140)	(3,103)

Net income (loss)	$(1,354)	$948	$(406)	$16,511	$12,512	$29,023

        For the purpose of internal management reporting, the Company records inter-segment funds transfers and eliminates these transfers on a consolidated basis for GAAP reporting. Inter-segment assets and liabilities eliminated for consolidation purposes were $27.4 million for the twelve-month period ending December 31, 2004.

Note 16.    Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for 2004 and 2003 is as follows (dollars in thousands, except per share data):

	For the quarter ended Dec. 31, 2004	For the quarter ended Sept. 30, 2004	For the quarter ended June 30, 2004	For the quarter ended March 31, 2004
Gain on sales of loans	$22,582	$24,198	$2,323	$15,515
Derivative financial instruments and market adjustments	(2,832)	(11,546)	15,247	(6,644)
Interest on mortgage assets	10,826	8,227	9,569	6,641
Other income	(930)	281	434	296

Total revenue, net of derivative financial instruments and adjustments	29,646	21,160	27,573	15,808

Employee compensation and benefits	15,608	12,752	14,399	11,842
Interest expense	6,407	4,420	4,754	3,241
Office and occupancy expense	1,121	1,076	959	836
Provision for loan losses bond collateral	(1)	80	128	—
(Gain) on sale of real estate owned, net	(2)	(86)	(61)	(259)
Loss on bond collateral sold	(8)	(437)	880	4,428
Professional fees	1,077	925	1,369	1,035
Other operating expenses	5,274	4,098	4,687	4,253

Total expenses	29,476	22,828	27,115	25,376

(Loss) income before income taxes	170	(1,668)	458	(9,568)

Income taxes (benefit)	17	(683)	250	(3,896)

Net (loss) income	$153	$(985)	$208	$(5,672)

Net (loss) income per share	0.02	(0.13)	0.03	(0.72)
	For the quarter ended Dec. 31, 2003	For the quarter ended Sept. 30, 2003	For the quarter ended June 30, 2003	For the quarter ended March 31, 2003
Gain on sales of loans	$16,444	$9,580	$32,971	$20,209
Derivative financial instruments and market adjustments	(3,577)	15,149	(9,284)	(2,211)
Interest on mortgage assets	8,097	13,046	10,393	9,246
Other income	244	558	247	215

Total revenue, net of derivative financial instruments and adjustments	21,208	38,333	34,327	27,459

Employee compensation and benefits	12,469	14,030	12,586	9,484
Interest expense	3,866	5,646	4,598	4,213
Office and occupancy expense	767	706	621	566
Provision for loan losses	964	764	794	919
(Gain) on sale of real estate owned	(170)	(236)	(330)	(184)
Professional fees	1,887	1,432	1,338	1,405
Other operating expenses	4,492	5,002	4,025	3,753

Total expenses	24,275	27,344	23,632	20,156

(Loss) income before income taxes	(3,067)	10,989	10,695	7,303

Income taxes (benefit)	(2,661)	3,221	1,190	(4,853)

Net (loss) income	$(406)	$7,768	$9,505	$12,156

Net (loss) income per share	(0.05)	0.99	1.21	1.55

Note 17.    Commitments and Contingencies

Lease Commitments

        The Company rents certain premises and equipment under non-cancelable operating leases expiring at various dates through the year 2008. Rental expense under such leases is included in office and occupancy expense and other operating expenses, and totaled $4.2 million in 2004, $2.9 million in 2003 and $1.7 million in 2002. Certain leases provide for rent escalations on each anniversary of the lease commencement date. Future minimum lease payments under these leases as of December 31, 2004, are as follows (dollars in thousands):

Year ending December 31:
2004	$4,112
2005	2,929
2006	2,218
2007	1,563
2008 and thereafter	980

$11,802

Concentrations

        In 2004, the Company sold the majority of its loans (by volume) to three correspondent investors, Countrywide Home Loans, Inc. (55.8%), Wells Fargo Funding, Inc. (15.6%) and Morgan Stanley Mortgage Capital Inc. (9.1%). In addition, approximately 24.9% of the dollar value of loans generated was derived from loans originated in California. While the Company is expanding its operations to other areas, including the East Coast and Midwest regions of the United States, it is anticipated that the Company will continue to have a significant concentration of loans originated from California.

Legal Matters

        The Company is a party to legal actions arising in the normal course of business. In the opinion of management, resolution of such matters will not have a material adverse effect on the Company.

Note 18.    Subsequent Events

        On February 7, 2005 the Company's Compensation Committee authorized payments under the Long-Term Incentive Cash Plan. However, the Committee determined that it is in the best interests of the Company to pay half of each award value in cash and half in restricted stock of the Company. Consequently, 92,684 restricted shares of the Company's stock will be issued to the executives of the Company with a three year vesting period. The cost to the Company will be approximately $278,000 per year for three years beginning in 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMNET MORTGAGE, INC.
Date: March 28, 2005	By:	/s/ JOHN M. ROBBINS John M. Robbins Chairman Of The Board, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ JOHN M. ROBBINS John M. Robbins	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 28, 2005
By:	/s/ JUDITH A. BERRY Judith A. Berry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005
By:	/s/ H. JAMES BROWN H. James Brown	Director	March 28, 2005
By:	/s/ KEITH JOHNSON Keith Johnson	Director	March 28, 2005
By:	/s/ HERBERT TASKER Herbert Tasker	Director	March 28, 2005
By:	/s/ RICHARD T. PRATT Richard T. Pratt	Director	March 28, 2005

S-1

By:	/s/ MARK J. RIEDY, PH.D. Mark J. Riedy, Ph.D.	Director	March 28, 2005
By:	/s/ DAVID NIERENBERG David Nierenberg	Director	March 28, 2005
By:	/s/ ROBERT BARNUM Robert Barnum	Director	March 28, 2005
By:	/s/ ROBERT GUNST Robert Gunst	Director	March 28, 2005

S-2

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT, SCHEDULES
SIGNATURES