Form 10-K/A
period 2004-12-31
AmNet Mortgage, Inc.
filed 2005-04-29
CIK 1035744

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

        At June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates (for the purposes of this calculation, affiliates include Directors, Executive Officers and a related party) was $61.2 million, based on the closing price of the common stock on the American Stock Exchange.

        As of April 19, 2005, there were 7,433,407 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

        The undersigned Registrant hereby amends Part III and Item 15(a)(3) of Part IV of its Annual report for the fiscal year ended December 31, 2004 on Form 10-K as set forth in the pages attached hereto.

PART III
Part III of our Form 10-K is amended in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information, with respect to age and background of our directors:

Name	Position With AmNet Mortgage, Inc.	Age	Director Since
Class II directors nominated for election at the 2005 Annual Meeting of Stockholders:
Keith A. Johnson	Director	62	2001
Richard T. Pratt	Director	68	1997
Robert A. Gunst	Director	57	2004
Class III directors whose terms expire at the 2006 Annual Meeting of Stockholders:
John M. Robbins	Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer and Director	57	1997
Mark J. Riedy	Director	62	1997
Robert T. Barnum	Director	59	2004
Class I directors whose terms expire at the 2007 Annual Meeting of Stockholders:
H. James Brown	Director	64	1997
Herbert B. Tasker	Director	68	2004
David Nierenberg	Director	51	2004

        Keith A. Johnson is Vice Chairman of Fieldstone Communities, Inc., a home building company, and has held that position since April, 1999. He co-founded the Fieldstone Group of Companies in 1981 and served as Chief Executive Officer of Fieldstone Communities, Inc. from November 1993 through December 2000. Mr. Johnson currently serves as a director of Fieldstone Communities, Inc., and Hardage Suite Hotels, LLC. Mr. Johnson serves as a trustee of the University of San Diego and The Nature Conservancy of California. He also serves on advisory boards to the University of San Diego and San Diego State University, and several charitable organizations. Mr. Johnson is President of the Johnson Family Foundation, Vice Chairman of the Fieldstone Foundation and a trustee of the Homebuilding Industry Foundation.

        Richard T. Pratt, DBA currently serves as Chairman of Richard T. Pratt Associates, a position he has held since 1992, at which he performs consulting activities. Dr. Pratt also held the position of Professor of Finance at the David Eccles School of Business at the University of Utah from 1966 to 1998 and retains the position of Professor Emeritus. From 1983 to 1991, Dr. Pratt served as Chairman of Merrill Lynch Mortgage, Inc., a subsidiary of Merrill Lynch & Company. From 1991 to 1994, Dr. Pratt served as Managing Director of the Financial Institutions Group of Merrill Lynch. Dr. Pratt was Chairman of the Federal Home Loan Mortgage Corporation from 1981 to 1983, and served as Chairman of the Federal Savings and Loan Insurance Corporation from 1981 to 1983. Dr. Pratt also serves as a director of Celtic Bank in Salt Lake City and Accredited Home Lenders Holding Co. (LEND; Nasdaq).

        Robert A. Gunst is currently a private investor and Chairman of the Board of Directors of Natus Medical, Inc. (BABY; Nasdaq). He has previously served as President and Chief Executive Officer of

The Good Guys, Inc., one of the largest specialty retailers of higher-end entertainment electronics in the nation, from 1990 to 1999. Mr. Gunst has held other executive positions with Shaklee Corporation, two subsidiaries of PepsiCo Inc., Victoria Station Incorporated and The First National Bank of Chicago. Mr. Gunst has also served on the Board of Directors of Garden Fresh Restaurant Corp., The Good Guys, Inc., Tradius Corporation, Supreme Corq, Inc., and Shaklee Corporation. He is also a member of the Dean's Advisory Council for the Graduate School of Management at the University of California, Davis. Mr. Gunst holds a Master's Degree in Business Administration from the University of Chicago's Graduate School of Business and a Bachelor of Arts Degree in Economics from Dartmouth College.

        John M. Robbins, CMB has served as Chairman of the Board of Directors, Chief Executive Officer and Director of the Company since its formation in February 1997. In 2002, Mr. Robbins began serving as President and Chief Operating Officer. Mr. Robbins was Chief Executive Officer of American Residential Mortgage Corporation from the time he co-founded it in 1983 until its sale to Chase Bank in 1994. He also served as Executive Vice President of Imperial Savings Association from 1983 to 1987. Mr. Robbins has worked in the mortgage banking industry since 1972 and has earned the Master Certified Mortgage Banker designation. Mr. Robbins has served two terms on the Board of Governors and the Executive Committee of the Mortgage Bankers Association of America and was appointed to its first Board of Directors and is a current Board member. He is serving his second term on FNMA's National Advisory Board. Mr. Robbins is currently a director of Phoenix Footware Group (PXG; American Stock Exchange) and is a trustee and Treasurer of the University of San Diego. Mr. Robbins was elected in October 2004 to the position of Vice Chairman of the MBA Board of Directors.

        Mark J. Riedy, Ph.D. currently is the Executive Director of the Burnham-Moores Center for Real Estate and is the Ernest W. Hahn Professor of Real Estate Finance at the University of San Diego. In such capacity, he teaches courses in real estate finance and manages the programs and resources of the Burnham-Moores Center. Prior to his employment at the University, which began in 1993, Dr. Riedy served as President and Chief Executive Officer of the National Council of Community Bankers in Washington, D.C. from 1988 to 1992. From 1987 to 1988, Dr. Riedy served as President and Chief Operating Officer of the J. E. Robert Companies. Dr. Riedy was President, Chief Operating Officer and Director of the Federal National Mortgage Association from 1985 to 1986. Dr. Riedy currently serves as a director of Pan Pacific Retail Properties, Inc. (PNP; New York Stock Exchange), Neighborhood Bancorp, and Bio-Med Realty Trust (BMR; New York Stock Exchange).

        Robert T. Barnum Is a private investor and advisor to several private equity funds. Previously he was the Chief Financial Officer and then the President and Chief Operating Officer of American Savings Bank, a $20 billion California thrift owned by the Robert M. Bass group, from 1989 until the company's sale in 1999. He has held other executive positions with First Nationwide Bank, The Krupp Group, and FNMA. Currently, Mr. Barnum is a member of the Board of Directors of Westcorp (WES; New York Stock Exchange), a financial services holding company, and Ameriquest Mortgage Company and is Chairman of the Board of Korea First Bank. Mr. Barnum has Master's Degree in Finance from Indiana University and a Bachelor of Arts Degree in Mathematics from the University of Illinois.

        H. James Brown, Ph.D. has served as the President and Chief Executive Officer of the Lincoln Institute of Land Policy since 1996, an educational institution formed to study and teach land policy, including land economics and land taxation. Prior to 1996, Dr. Brown was a professor at the Kennedy School of Government at Harvard University from 1970 to 1996. During his tenure at Harvard University, Dr. Brown served as a director of the Joint Center Housing Studies, Chairman of the City and Regional Planning Program and as Director of the State, Local and Intergovernmental Center at Harvard University and MIT/Harvard University Joint Center for Urban Studies. In addition, Dr. Brown has served as a Managing Partner of Strategic Property Investments, Inc., a company specializing in real estate asset management from 1988 to 1991. Dr. Brown also serves as a director of Building Materials Holding Company (BMHC; Nasdaq), a distributor and retailer of building materials.

        Herbert B. Tasker is Senior Advisor to AIG United Guaranty Mortgage Insurance. A position he has held since July 2004. Mr. Tasker was formerly the Vice Chairman of AIG Centre Capital, a mortgage conduit, from 1999 to 2004. From 1995 to 1999, he was Executive Vice President at Irwin Mortgage. He is the former President of the National Mortgage Bankers Association of America, as well as a former President of California Mortgage Bankers Association and President of Southern California Mortgage Bankers. He was Chairman of the Board and Chief Executive Officer for Mason McDuffie from 1982 to 1984 and for All Pacific Mortgage from 1989 to 1994. Mr. Tasker currently serves on the board of First American Title Company. He is a member of the Board of Trustees of the University of San Diego, and is on the advisory board of First American Guaranty Company. Until recently, he also served on the advisory board of PMI Mortgage Insurance Company. Mr. Tasker is a Certified Mortgage Banker ("CMB"), the highest professional designation in mortgage banking. He is also a registered California Real Estate Broker.

        David Nierenberg is the founding general partner of The D3 Family Funds which is composed of five partnerships which invest in undervalued micro-cap companies. Mr. Nierenberg is a graduate of Yale College and a graduate of the Yale Law School. After law school, he was a partner at Bain & Company from 1978 to 1985. After Bain & Company, he has been a professional investor for 20 years, the first 10 as a venture capitalist principally with Trinity Ventures, and the last ten with D3Family Funds. Since becoming a venture capitalist in 1985 he has been a corporate director of numerous public and private companies in a wide variety of industries and circumstances. Mr. Nierenberg is also a director of Mexican Restaurants, Inc. (CASA; Nasdaq).

        There are no family relationships between any director, executive officer, or person nominated to become a director.

        We have a standing Audit Committee composed of three independent directors, Robert T. Barnum, Richard T. Pratt and Mark J. Riedy. Mr. Barnum serves as the Chairman. The Board of Directors has determined that Mr. Barnum is qualified as an audit committee financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

        Information regarding our executive officers is contained in Item 1 of our Annual Report on Form 10-K filed with the SEC March 30, 2005, under the heading "Executive Officers of the Company."

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

        Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with in 2004 except that Mr. Tasker did not file a Form 3, 4 or 5 to report his ownership at the time of his appointment as a director (no shares) or the grant of an option to him with respect thereto. Also, one Form 4 (grant of stock options) and one Form 3 each for Mr. Gunst and Mr. Barnum were late filed. Also two Form 4's (two transactions) for Ms. Faulk and one Form 4 (grant of stock options) for Mr. Nierenberg were late filed.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation of our Chief Executive Officer and each of our three other most highly compensated executive officers (the "Named Executive Officers"), for services rendered in all capacities to our Company during the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation Awards
							Awards		Payouts
Name and Principal Position	Year	Salary(1)		Bonus(2)		Other Annual Compensation(3)	Restricted Stock Awards(4)(5)	Securities under-lying options/ SARS	Payouts LTIP Payouts(4)	All other Compensation(6)
John M. Robbins Chief Executive Officer, President, Chief Operating Officer and Chairman of the Board of Directors	2004 2003 2002	$ $ $	490,214 453,371 439,186	$ $ $	0 626,130 252,504	$112,481 — —	$380,043 — —	0 80,000 0	$380,040 — —	$1,142 3,500 —
Jay M. Fuller Executive Vice President of Production	2004 2003 2002	$ $ $	325,000 318,816 346,495	$ $ $	0 365,363 83,210	$67,066 — —	$183,546 — —	0 20,000 0	$183,542 — —	$1,134 3,500 —
Judith A. Berry Executive Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	265,255 255,150 269,161	$ $ $	0 303,884 169,129	$55,903 — —	$148,356 — —	0 20,000 0	$148,359 — —	$1,142 3,000 —
Lisa S. Faulk Executive Vice President of Operations	2004 2003 2002	$ $ $	250,000 203,684 207,085	$ $ $	0 244,420 132,622	$50,252 — —	$122,211 — —	0 20,000 0	$122,211	$1,141 3,000 —

(1)
Our compensation Committee reviewed and adjusted executive officer base salaries in April, 2004. Current base salaries are $485,000 for Mr. Robbins, $325,000 for Mr. Fuller, $265,000 for Ms. Berry and $225,000 for Ms. Faulk. Amounts for 2002 include amounts paid in lieu of accrued vacation in connection with the termination of our Company's management contract with Home Asset Management Corp. See Item 13.

(2)
Bonuses are based upon performance in the year indicated. Payment of bonuses is made in the following year.

(3)
In the second quarter of 2004, the Company adopted a supplemental executive retirement plan ("SERP"). The Compensation Committee awarded the amounts indicated below under the plan. Although award amounts are determined in part based on the Company's performance in the prior year, the awards are made at the sole discretion of the Compensation Committee and are therefore reported in the year the award was authorized. In March 2005, the Compensation Committee authorized additional awards under this plan as follows:

	2004	2005
Mr. Robbins—	$107,950	$9,388
Mr. Fuller—	$44,418	$6,224
Ms. Berry—	$55,903	$5,080
Ms. Faulk—	$44,810	$4,309

  In addition, the Company provides for reimbursement of certain medical expenses for the executive officers under an executive health care account program. In 2004 these expenses were $4,531; $2,648; $0 and $5,442 for Mr. Robbins, Mr. Fuller, Ms. Berry and Ms. Faulk, respectively. The Company pays an additional 10% processing fee with respect to these payments.

(4)
Represents amounts awarded or paid in 2005 pursuant to awards earned under the Company's Long Term Incentive Cash Plan for the performance period of 2003-2004. In February 2005, this plan was amended to provide for payment of half of each earned award in cash and half in restricted stock.

(5)
No executive officer held restricted stock at the end of 2004. Restricted stock was awarded in 2005 as follows:

Mr. Robbins—	42,227 shares
Mr. Fuller—	20,394 shares
Ms. Berry—	16,484 shares
Ms. Faulk—	13,579 shares

  One-third of each award will vest on February 7 of each of 2006, 2007 and 2008. The dollar values of the awards were calculated based on the fair market value of the stock on April 4, 2005, the effective date of the awards. The closing price of the stock on that date was $9.00. Dividends will be paid with respect to these shares to the extent the Board of Directors declares a dividend with respect to the Company's common stock.

(6)
Consists of 401(k) matching contributions.

        The Named Executive Officers did not exercise any options in fiscal year 2004. The following table provides information with respect to unexercised options held as of December 31, 2004, by the Named Executive Officers:

Fiscal Year-End Option/SAR Values

	Number of Securities Underlying Unexercised Options/SARs at December 31, 2004		Value of unexercised in-the- money options/SARS at December 31, 2004(1) ($)
Name
	Exercisable(2)	Unexercisable	Exercisable(2)	Unexercisable
John M. Robbins	375,000(3)	0	$400,800	$0
Jay M. Fuller	315,000(3)	0	$154,200	$0
Judith A. Berry	120,000	0	$153,200	$0
Lisa S. Faulk	90,000	0	$101,400	$0
TOTAL	900,000	0	$809,600	$0

(1)
The fiscal year-end value of "in-the-money" stock options and SARs granted in tandem with such options represents the difference or a portion of the difference between the exercise price of such options and SARs, respectively, and the fair market value of our common stock as of December 31, 2004. The fair market value of our common stock on December 31, 2004 was $8.21 per share, the closing price of the common stock reported on the NASDAQ on such date.

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

Compensation of Directors

        In April 2005, our Board of Directors approved the following compensation for our non-employee directors. Each non-employee director of our Company is paid annual cash compensation of $22,000 with an additional $1,200 paid for attendance in person at a regularly scheduled board meeting, $1800 for attendance in person at a regularly scheduled Audit Committee meeting, $1,000 for attendance in person at a special board meeting or any committee meetings other than Audit Committee meetings, $600 for attending a regular board meeting telephonically and $500 for attending a special board meeting or any committee meeting telephonically. Committee chairpersons receive additional annual compensation as follows: Audit Committee, $5,000 and other committees $3,000. In addition, the directors will be paid at an hourly rate of $250 for time spent outside of meetings on board or committee matters other than in preparation for regularly scheduled board or committee meetings. All directors will be reimbursed for any expenses related to attendance at meetings of the Board or committees of the Board or our stockholders meeting. In addition to cash compensation, each non-employee director of our Company receives an initial equity grant of at the time he begins service as a director. The initial grant vests over a three-year period (one-third every twelve months). Thereafter, each non-employee director of our Company receives an annual equity grant to be awarded on the date of the annual meeting of our stockholders. Such grant vests after one year. The initial equity grant and the annual equity grant to the non-employee directors will consist of a restricted stock award of 2,300 shares and an option grant of 3,300 shares, with the option exercise price equal to the fair market value on the date of grant.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        All options and SARs granted pursuant to our 1997 Stock Incentive Plan and our 1997 Stock Option Plan and all Restricted Stock and Restricted Stock Units awarded to Executive Officers and directors under our 2004 Equity Incentive Plan contain provisions pursuant to which unvested portions of outstanding options, shares or units become fully vested upon a change of control in our Company, as defined under the relevant plan.

        In 2004, the Board adopted a Supplemental Executive Retirement Plan, to be effective as of January 1, 2003 (the "Plan") and subsequently amended and restated the Plan effective as of January 1, 2005. The Plan provides executive officers and other eligible highly compensated employees with the opportunity to participate in awards of deferred compensation, if any, which the Company may, in its sole and absolute discretion, award any participant under the Plan. Unless otherwise determined by the Company's compensation committee at the time of any award, each award under the Plan shall vest after five (5) years of service, and the vesting of any award shall be 100% accelerated upon the occurrence of certain events (namely a change in control, disability or death). The Plan year is the calendar year. Participants may elect the timing of the distribution of any vested Company contribution and may also elect to receive such distribution in the form of either a lump sum or in annual installments. Distributions occur upon termination of service or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. Awards are adjusted for gain or loss based on the performance of one or more investment options selected by the participant from among investment funds, if any, chosen by the committee appointed to administer the Plan. The Company, in its sole discretion may suspend or terminate the Plan or revise or amend it in any respect whatsoever; provided, however, that no such action may reduce amounts credited to Plan accounts, and such accounts will continue to be owed to the participants or beneficiaries and will continue to be a liability of the Company.

        On September 30, 2004, the Company entered into an executive employment agreement with each of our executive officers. The following is a summary description of the executive employment agreements. The employment agreement with Mr. Robbins, the Company's CEO, dated September 30, 2004 provides for the payment to Mr. Robbins of a $485,000 minimum base annual salary. The agreement also provides for the following severance benefits if Mr. Robins' employment terminates involuntarily without "Cause" or if Mr. Robbins terminates his employment voluntarily for "Good Reason," each as defined in the agreement: (a) a lump sum payment equal to 24 months' of Mr. Robbins' then effective base salary, (b) plus 200% of Mr. Robbins' target bonus for the year in which termination occurs, and (c) the continuation of the Company's paid benefits for two years. The agreement further provides that if Mr. Robbins is terminated within 12 months of a change of control, he will receive the severance package stated above and he will receive a tax gross-up payment to mitigate the effect of any excise tax imposed under the "golden parachute" provisions of the Internal Revenue Code. In the event of termination due to death or disability, Mr. Robbins will receive his base salary and target bonus, each prorated for the year of termination. The employment agreements dated September 30, 2004 with each of Jay Fuller, Judith Berry and Lisa Faulk (the "Executives") provide for the payments to Mr. Fuller, Ms. Berry and Ms. Faulk of a $325,000, $265,000 and $225,000, respectively, minimum base annual salary. The agreements also provide for the following severance benefits if the Executive's employment terminates involuntarily without "Cause" or if the Executive terminates his or her employment with us voluntarily for "Good Reason," each as defined in the agreements: (a) a lump sum payment equal to 12 months' of the Executive's then effective base salary, (b) plus an amount equal to any bonus amounts earned in the fiscal year prior to termination, and (c) the continuation of the Company's paid benefits for one year. The agreements further provide that if the Executive is terminated within 12 months of a change of control, he or she will receive a severance package equal to (a) a lump sum payment equal to 18 months of the Executive's then effective base salary, (b) plus 150% of the Executive's target bonus for the year in which termination occurs, (c) the continuation of the Company's paid benefits for 18 months, and (d) a tax gross-up payment to mitigate the effect of any excise tax imposed under the "golden parachute" provisions of the Internal Revenue Code. In the event of termination due to death or disability, the Executive will receive his or her base salary and target bonus, each prorated for the year of termination. The term for each agreement is three years and may be subject to automatic extension of up to two years for Mr. Robbins and 18 months for the other Executives following a change of control.

        In March 2005, the Compensation Committee approved a two year and a three year cash incentive plan, both of which provide for payments to the executive officers upon a change of control The following is a summary of those plans:

          Cash Long Term Incentive Program (2005-2006). The goal of this program is to provide long term incentives to the Company's executive officers and certain other officers to maximize the Company's financial performance. Under the program, the Committee has set two performance measurements for the two year performance period of 2005-2006. Prior to any award being granted under the program, the Company must meet or exceed a return on stockholders equity threshold set by the Committee. To determine the amount of an award, the Committee has set a target goal based on the Company's cumulative income before income taxes for the program period. If the target is met, the officers will receive an award payment equal to 50% (CEO), 33.3% (other executive officers) or 16.7% (other officers) of their base salary in effect at the beginning of the performance period. If the target is exceeded, each executive officer may earn a maximum award of up to 75% (CEO), 50% (all other executive officers) or 25% (other officers) of his or her base salary. At below target, lower awards may be earned however no awards will be granted at below 75% of the target. If a change in control occurs, the executive officers shall receive the amount that would be paid under the program upon achieving the target goal and other officers will receive amounts determined by the Committee in its discretion. All awards shall be paid in cash.

          Cash Long Term Incentive Program (2005-2007). The goal of this program is to provide long term incentives to the Company's executive officers and certain other officers to maximize the Company's financial performance. Under the program, the Committee has set two performance measurements for the three year performance period of 2005-2007. Prior to any award being granted under the program, the Company must meet or exceed a return on stockholders equity threshold set by the Committee. To determine the amount of an award, the Committee has set a target goal based on the Company's cumulative income before income taxes for the program period. If the target is met, the officers will receive an award payment equal to 75% (CEO), 50% (other executive officers) or 25% (other officers) of their base salary in effect at the beginning of the performance period. If the target is exceeded, each executive officer may earn a maximum award of up to 112.5% (CEO), 75% (all other executive officers) or 37.5% (other officers) of his or her base salary. At below target, lower awards may be earned however no awards will be granted at below 75% of the target. If a change in control occurs, the executive officers shall receive the amount that would be paid under the program upon achieving the target goal and other officers will receive amounts determined by the Committee in its discretion. All awards shall be paid in cash.

Compensation Committee Interlocks and Insider Participation

        Mr. Johnson, Mr. Gunst and Mr. Tasker served on our Compensation Committee in 2005. None of these members have ever been officers or employees of our Company or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of April 19, 2005, with respect to the beneficial ownership of our Company's common stock by (i) all persons known by us to be the beneficial owners of more than 5% of the outstanding common stock of our Company (ii) each director of our Company, (iii) each executive officer of our Company named in the Summary Compensation Table, and (iv) all executive officers and directors of our Company as a group.

	Shares Beneficially Owned(1)
Beneficial Owner	Number of Shares	Percentage of Class(2)
The Nierenberg Investment Management Company(3)	1,371,200	18.4%
Howard Amster(4)	828,975	11.2%
Aegis Financial Corporation(5)	490,821	6.6%
Flagg Street Partners LP(6)	401,321	5.4%
Robert T. Barnum(7)	15,800	*
H. James Brown(8)	47,809	*
Robert A. Gunst(7)	10,800	*
Keith A. Johnson(9)	73,799	*
David Nierenberg(7)(10)	1,381,000	18.6%
Richard T. Pratt(8)	60,600	*
Mark J. Riedy(8)	68,300	*
John M. Robbins(11)	617,227	7.7%
Herbert B. Tasker(7)	9,800	*
Jay M. Fuller(12)	391,994	5.1%
Judith A. Berry(13)	153,559	2.0%
Lisa S. Faulk(14)	109,134	1.5%
All Directors and Executive Officers as a group (12 persons)(15)	2,939,822	33.7%

*
Represents less than 1% of the outstanding shares of our common stock.

(1)
Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2)
Calculated on the basis of 7,433,407 shares of common stock outstanding on June 25, 2004. However, shares of common stock underlying options exercisable within 60 days of April 19, 2005 are deemed to be outstanding pursuant to the rules of the Securities and Exchange Commission for purposes of calculating the beneficial ownership of securities of the holders of such options. Options granted to our Executive Officers and Directors under our 1997 Stock Option Plan are generally immediately exercisable, subject to our right to purchase unvested shares upon termination of employment or other service.

(3)
The address for The Nierenberg Investment Management Company is 19605 NE 8th Street, Camas, WA 98607. The Nierenberg Investment Management Company is the General Partner of the D3 Family Funds, L.P. (which owns 926,002 shares), The D3 Family Retirement Fund, L.P. (which owns 286,986 shares), The D3 Children's Fund, L.P. (which owns 65,800 shares), The D3 Offshore Fund, L.P. (which owns 63,912 shares), and the D3 Family Bulldog Fund, L.P. (which owns 16,400 shares). See note 9.

(4)
This information is derived from the Schedule 13D filed with the SEC on March 11, 2003 and Schedule 13D/A filed with the SEC on July 6, 2004 by Mr. Amster. Mr. Amster's address is 23811

  Chagrin Blvd., #200, Beachwood, OH 44122-5525. Mr. Amster has sole voting and dispositive power for 507,975 shares and shared voting and dispositive power for 35,500 shares. Mr. Amster disclaims beneficial ownership of 19,900 shares held by the Amster Trading Company Charitable Remainder Unitrust. In addition Mr. Amster has shared voting power over 125,000 shared owned by Ramat Securities Ltd. Mr. Amster owns 83% of Ramat Securities. However, Mr. Amster disclaims beneficial ownership of the shares held by Ramat Securities.

(5)
This information is derived from the Schedule 13G filed with the SEC on February 14, 2005 by Aegis Financial Corporation. William S. Berno, Paul Gambal and Scott L. Barbee have shared voting and dispositive power with respect to these shares.

(6)
This information is derived from the Schedule 13G filed with the SEC on March 29, 2003 by Flagg Street Partners LP (95,021), Flagg Street Partners Qualified LP (107,519), Flagg Street Offshore LP (198,781), Flagg Street Capital LLC ("Capital") and Jonathon Starr. Flagg Street entities and Mr. Starr's address are 44 Brattle Street, Cambridge, MA, 02138. Mr. Starr is the managing member of Capital, which is the general partner of the other entities, which are the record holders of the shares as indicated above. Mr. Starr has voting and investment authority with respect to the shares.

(7)
Includes 7,500 shares of common stock issuable upon exercise of options exercisable within 60 days of April 19, 2005. Also includes 2,300 shares of restricted stock that remain subject to a repurchase right by the Company until it vests on August 12, 2005.

(8)
Includes 45,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 19, 2005. Also includes 2,300 shares of restricted stock that remain subject to a repurchase right by the Company until it vests on August 12, 2005.

(9)
Includes 22,500 shares of common stock issuable upon exercise of options exercisable within 60 days of April 19, 2005. Also includes 2,300 shares of restricted stock that remain subject to a repurchase right by the Company until it vests on August 12, 2005.

(10)
Includes the 1,371,200 shares disclosed above as held by The Nierenberg Investment Management Company. See Note 3. Mr. Nierenberg is President of Nierenberg Investment Management Company. The address of this beneficial owner is the same as stated for The Nierenberg Investment Management Company.

(11)
Includes 575,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 19, 2005 of which 33,332 options will be unvested. Also includes 42,227 shares of restricted stock that remain subject to a repurchase right by the Company until it vests. One third of these shares will vest on February 7 of each of 2006, 2007 and 2008. The address for Mr. Robbins is c/o the Company, 10421 Wateridge Circle, Suite 250, San Diego, CA 92121.

(12)
Includes 315,000 shares of common stock issuable upon exercise of options exercisable within 60 days April 19, 2005 of which 8,332 options will be unvested. Also includes 20,394 shares of restricted stock that remain subject to a repurchase right by the Company until it vests. One third of the remaining 92,684 shares will vest on February 7 of each of 2006, 2007 and 2008. The address for Mr. Fuller is c/o the Company, 10421 Wateridge Circle, Suite 250, San Diego, CA 92121.

(13)
Includes 120,000 shares of common stock issuable upon exercise of options exercisable within 60 days April 19, 2005 of which 8,332 options will be unvested. Also includes 16,484 shares of restricted stock that remain subject to a repurchase right by the Company until it vests. One third of these shares will vest on February 7 of each of 2006, 2007 and 2008.

(14)
Includes 90,000 shares of common stock issuable upon exercise of options exercisable within 60 days April 19, 2005 of which 8,332 options will be unvested. Also includes 13,579 shares of restricted stock that remain subject to a repurchase right by the Company until it vests. One third of these shares will vest on February 7 of each of 2006, 2007 and 2008.

(15)
See Notes 8-14. Includes 1,287,500 shares of common stock issuable upon exercise of options exercisable within 60 days of April 19, 2005 of which 98,328 options will be unvested. Also includes 111,084 shares of restricted stock that remain subject to a repurchase right by the Company until they vest. 18,400 of these shares will vest on August 12, 2005. One third of the remaining shares will vest on February 7 of each of 2006, 2007 and 2008.

        Information regarding our executive officers is contained in Item 5 of our Annual Report on Form 10-K filed with the SEC March 30, 2005, under the heading "Executive Officers of the Company."

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

        In March 2004, the Manager sold 1.1 million shares of our common stock to The D3 Family Funds in a negotiated private transaction (the "Stock Sale"). As a result of the Stock Sale, the Manager and the TCW Entities collectively no longer hold at least 800,000 shares of our common stock and the Manager no longer has a right to designate a Board nominee. Concurrently with the consummation of the Stock Sale transaction, Mr. Rocchio resigned from our Board and David Nierenberg, upon the recommendation of the Nominating and Corporate Governance Committee, was appointed by the Board to fill the vacancy created by Mr. Rocchio's resignation. Effective upon the consummation of the Stock Sale, we amended our Stockholder Rights Plan to remove the Manager and the TCW Entities as parties permitted to own up to 25% of our outstanding common stock, as permitted by the original Stockholder Rights Plan, and to add The D3 Family Funds as parties permitted to own up to 18% of our outstanding common stock. The remaining 500,000 shares held by the Manager were purchased by

AmNet Mortgage, Inc. through a privately negotiated transaction. The purchase price was $8.80 per share resulting in a total cash outlay of $4.5 million by AmNet Mortgage, Inc.

        Mr. Nierenberg is the President of Nierenberg Investment Management Company. Since 1996, his firm has managed The D3 Family Funds, consisting of five private investment partnerships based in Camas, Washington.

        The Company is unaware of any other related party transactions except that Mr. Fuller's brother is a principal in a mortgage brokerage firm doing business with the Company. In 2004, the firm received approximately $142 thousand in fees on approximately $7.9 million of funded loans. The transactions were made in the normal course of business at market rates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        We have selected PricewaterhouseCoopers LLP as independent auditors to audit our consolidated financial statements for the fiscal year ending 2004. PricewaterhouseCoopers LLP has acted in such capacity since its appointment in fiscal year 2002.

        The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2004 and December 31, 2003 by PricewaterhouseCoopers LLP.

	2004	2003
Audit Fees(1)	$340,000	$290,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$340,000	$290,000

(1)
Includes fees for professional services rendered for the audit of our Company's annual financial statements, reviews of our financial statements included in quarterly reports on Form 10-Q and audits for regulatory filings in 2004.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Item 15(a)(3) is amended in its entirety as follows:

Exhibit Number		Description
(1)3.1		Second Articles of Amendment and Restatement of the Registrant
(2)3.1A		Articles of Amendment (regarding name change)
(3)3.2		Fourth Amended and Restated Bylaws of the Registrant
(4)4.1		Registration Rights Agreement dated February 11, 1997
(3)4.3		First Amended and Restated Rights Agreement by and between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004.
(4)10.6	+	1997 Stock Incentive Plan
(4)10.7	+	Form of 1997 Stock Option Plan, as amended
(4)10.8	+	Form of 1997 Outside Directors Stock Option Plan
(4)10.9	+	Form of Employee Stock Purchase Plan
(4)10.14	+	Form of Indemnity Agreement
(5)10.17		The Termination and Release Agreement, dated as of December 20, 2001
(5)10.18		Amendment No. 1 to the Securities Purchase Agreement, dated as of December 20, 2001
(5)10.19		Amendment No. 1 to the Registration Rights Agreement, dated as of December 20, 2001
(6)10.20		Lease between American Residential Investment Trust, Inc. and Sorrento Wateridge Partners, L.P. dated November 30, 2001
(7)10.21	+	Executive Employment Agreement between AmNet Mortgage, Inc. and John Robbins dated September 30, 2004.
(7)10.22	+	Executive Employment Agreement between AmNet Mortgage, Inc. and Jay Fuller dated September 30, 2004.
(7)10.23	+	Executive Employment Agreement between AmNet Mortgage, Inc. and Judith A. Berry dated September 30, 2004.
(7)10.24	+	Executive Employment Agreement between AmNet Mortgage, Inc. and Lisa Faulk dated September 30, 2004.
(8)10.25	+	Long Term Incentive Cash Plan for Executive Officers
(8)10.26	+	2004 Executive Bonus Plan Description
(9)10.27	+	2004 Equity Incentive Plan
(9)10.28		Stock Repurchase Agreement dated June 24, 2004 with Home Asset Management Corp.
(10)10.29	+	Form of Restricted Stock Agreement

(10)10.30	+	Form of Long Term Incentive Plan Restricted Stock Agreement
(10)10.31	+	Form of Standard Restricted Stock Unit Agreement
(10)10.32	+	Form of Executive Restricted Stock Unit Agreement
(10)10.33	+	Form of Stock Option Agreement
(10)10.34	+	Executive Officer Annual Cash Bonus Program—2005
(10)10.35	+	Cash Long Term Incentive Program (2005-2006)
(10)10.36	+	Cash Long Term Incentive Program (2005-2007)
(10)10.37	+	Form of Director Stock Option Agreement
(10)10.38	+	Form of Director Restricted Stock Agreement
(10)10.39	+	Schedule of Director Compensation
(11)21.1		Subsidiaries of the Registrant
(11)23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer
32.2		Certification of Chief Financial Officer

+
Management Contract or Compensatory Plan

(1)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003.

(2)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed May 17, 2004.

(3)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004.

(4)
Incorporated by reference to Registration Statement on Form S-11 filed September 25, 1997 (File No. 333-33679).

(5)
Incorporated by reference to the Company's current Report on Form 8-K filed January 9, 2002 (File No. 001-13485).

(6)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003.

(7)
Incorporated by reference to the Company's Current Report on Form 8-K filed October 6, 2004.

(8)
Incorporated by reference to the Company's Amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 filed April 29, 2004.

(9)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed August 16, 2004.

(10)
Incorporated by reference to the Company's Current Report on Form 8-K filed April 7, 2005.

(11)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed March 30, 2005.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to our report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2005.

AmNet Mortgage, Inc.
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
Part IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURE