Form 10-Q
period 2005-03-31
AmNet Mortgage, Inc.
filed 2005-05-16
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: March 31, 2005

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

☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,433,407 as of April 26, 2005

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets, unaudited

(in thousands, except share and per share data)

	March 31, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$37,286	$50,600
Cash and cash equivalents—restricted	2,850	2,100
Mortgage loans held for sale, net, pledged (lower of cost or market)	424,401	238,440
Bond collateral, mortgage loans, net	13,274	14,509
Bond collateral, real estate owned, net	471	479
Accounts receivable—mortgage loans sold/funded	17,494	16,167
Accounts receivable—derivative financial instruments	3,584	—
Derivative financial instruments	288	616
Accrued interest receivable	824	819
Deferred taxes	10,226	10,694
Other assets	6,716	6,055
	$517,414	$340,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$409,803	$232,236
Long-term debt, net	12,155	13,500
Accounts payable—derivative financial instruments	—	37
Accrued interest payable	468	515
Accrued commissions and payroll	5,608	5,218
Recourse liabilities associated with loan sales	6,334	5,480
Accrued expenses and other liabilities	5,189	6,212
Total liabilities	439,557	263,198
Commitments and contingencies (Note 12)
Minority interest	100	100
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 24,900,000 shares authorized; 7,401,883 shares issued and outstanding in 2005, and 7,875,634 shares issued and outstanding in 2004	73	73
Additional paid-in-capital	105,006	103,718
Deferred compensation	(1,219)	—
Accumulated deficit	(26,103)	(26,610)
Total stockholders’ equity	77,757	77,181
	$517,414	$340,479

See accompanying notes to consolidated financial statements.

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited

(in thousands, except per share data)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Revenues
Gain on sales of loans	$18,274	$15,515
Derivative financial instruments and market adjustments
Derivative financial instruments—forward sales of mortgage-backed securities and options to sell mortgage-backed securities	3,055	(5,487)
Market adjustment on interest rate lock commitments	4	(1,157)
Total derivative financial instruments and market adjustments	3,059	(6,644)
Interest on mortgage assets	10,119	6,641
Other income	202	296
Total revenue, net of derivative financial instruments and adjustments	31,654	15,808
Expenses
Employee compensation and benefits	17,264	11,842
Interest expense	6,861	3,241
Office and occupancy expense	1,104	836
Provision for loan losses (bond collateral)	62	—
Gain on sale of real estate owned, net	(3)	(259)
Valuation adjustment-bond collateral held for sale	—	4,428
Professional fees	1,142	1,035
Other operating expenses	4,319	4,253
Total expenses	30,749	25,376
Income (loss) before income taxes	905	(9,568)
Income tax provision (benefit)	398	(3,896)
Net income (loss)	$507	$(5,672)

Basic weighted average shares outstanding	7,361,352	7,874,347
Diluted weighted average shares outstanding	8,161,138	7,874,347

Net income (loss) per share-basic	$0.07	$(0.72)

Net income (loss) per share-diluted	$0.06	$(0.72)

See accompanying notes to consolidated financial statements.

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Three Months Ended March 31, 2005	For the three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$507	$(5,672)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of mortgage assets premiums	5	762
Amortization of capitalized costs	—	70
Amortization of deferred compensation	46	—
Provision for loan losses	62	—
Change in real estate owned provision	32	245
Gain on sale of real estate owned, net	(3)	(259)
Valuation adjustment—bond collateral	—	4,428
Proceeds from sale of mortgage loans held for sale	2,527,290	1,641,555
Mortgage loan originations	(2,713,251)	(1,875,298)
Increase in restricted cash	(750)	—
(Increase)/decrease in accounts receivable—mortgage loans sold/funded	(1,327)	674
Increase in accounts receivable—derivative financial instruments	(3,584)	—
Decrease/(increase) in derivative financial instruments	328	(1,019)
(Increase)/decrease in accrued interest receivable	(5)	397
Decrease/(Increase) in deferred taxes	468	(2,053)
Increase in other assets	(661)	(702)
Decrease in accrued interest payable	(47)	(7)
(Decrease)/increase in accounts payable—derivative financial instruments	(37)	631
Increase in loss reserve, mortgage loans sold	854	206
Increase/(decrease) in accrued commissions and payroll	390	(1,414)
Decrease in accrued expenses and other liabilities	(1,023)	(4,426)
Increase in minority interest	—	8
Net cash used in operating activities	(190,706)	(241,874)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans	1,092	17,346
Proceeds from sale of real estate owned	55	1,289
Net cash provided by investing activities	1,147	18,635
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,345)	(2,151)
Increase in net borrowings from short-term debt	177,567	208,634
Stock options exercised	23	3
Net cash provided by financing activities	176,245	206,486
Net decrease in cash and cash equivalents	(13,314)	(16,753)
Cash and cash equivalents at beginning of year	50,600	44,400
Cash and cash equivalents at end of period	$37,286	$27,647
Supplemental information:
Interest paid	$6,908	$3,248
Taxes paid	$710	$2,720

See accompanying notes to consolidated financial statements.

AMNET MORTGAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of AmNet Mortgage, Inc., a Maryland corporation, American Mortgage Network, Inc., a Delaware corporation and wholly-owned subsidiary of AmNet Mortgage, Inc., American Residential Eagle, Inc., a Delaware special purpose corporation and wholly-owned subsidiary of AmNet Mortgage, Inc. and American Residential Eagle 2, Inc., a Delaware limited purpose corporation and wholly-owned subsidiary of American Residential Eagle, Inc. Substantially all of the assets of American Residential Eagle, Inc. are pledged to support long-term debt in the form of collateralized mortgage bonds and are not available for the satisfaction of general claims of AmNet Mortgage, Inc. American Residential Holdings, Inc. is an affiliate of AmNet Mortgage, Inc. that is consolidated in accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities.” All entities are together referred to as the “Company” or “AmNet.” The Company’s exposure to loss on the assets pledged as collateral is limited to its net investment, as the collateralized mortgage bonds are non-recourse to the Company. All significant intercompany balances and transactions have been eliminated in the consolidation of AmNet. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim period presented. These adjustments are of a normal recurring nature. The interim financial data as of March 31, 2005 and March 31, 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

Please refer to the Company’s Form 10-K for the year ending December 31, 2004, for a detailed discussion of all significant accounting policies.

Stock Options and Restricted Stock

The Company elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans: the 2004 Equity Incentive Plan and 1997 Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized in the financial statements for stock options. Compensation in the form of restricted stock will be recognized through amortization of deferred compensation. SFAS No. 123 “Accounting for Stock Based Compensation” requires pro forma disclosures of expense computed as if the fair value-based method had been applied in the financial statements of companies that continue to account for such arrangements under Opinion No. 25.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting For Stock Based Compensation Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company continues to account for its stock based compensation according to the provisions of APB Opinion No. 25.

The FASB amended SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” in December, 2004. The amendment requires the Company to record compensation expense for all share-based compensation beginning January 1, 2006. When adopted, this standard will have a negative impact on earnings of approximately $40 thousand per month in future periods since stock options already issued will vest in future periods and be expensed.

During the three month period ending March 31, 2005 the Company authorized the issuance of 92,684 shares of restricted stock to executives within the Company which will vest over a three year period beginning in February of 2005. The value of these shares is being expensed over the vesting period.  The restricted shares were issued in April of 2005.  On March 31, 2005 the Company authorized 47,900 restricted stock units to eleven senior executives of the Company with 50% vesting on December 31, 2008 and 2009 respectively.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology, the Company’s net income (loss) would have been as follows (in thousands except income per share) (unaudited):

	Three Months Ended
	March 31, 2005	March 31, 2004

Net income (loss) as reported	$507	$(5,672)
Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax effects (See Note 10)	(426)	(283)
Pro forma net (loss) income	$81	$(5,955)
(Loss) income per share:
Basic as reported	$0.07	$(0.72)
Basic pro forma	$0.01	$(0.76)
Diluted as reported	$0.06	$(0.72)
Diluted pro forma	$0.01	$(0.76)

The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company’s experience. There have been no changes in these assumptions from December 31, 2004.

Note 2.  Concentrations

For the three months ending March 31, 2005, the Company sold the majority of its loans (by volume) to three correspondent investors, Countrywide Home Loans, Inc. (47.0%), Wells Fargo Funding, Inc. (18.5%) and Morgan Stanley Mortgage Capital Inc. (15.7%). The Company’s considerations in deciding where to sell loans are price and operational efficiency.  The Company also considers speed of execution and loan product guidelines.  The Company believes that all of the loans it sells currently could be sold to a number of other investors.

In addition, approximately 30% of the dollar value of loans generated was derived from loans originated in California.  While the Company generates loans on a nationwide basis, it is anticipated that the Company will continue to have a significant concentration of loans originated from California.

Note 3.  Income Per Share

The following table illustrates the computation of basic and diluted income per share (in thousands, except share and per share data) (unaudited):

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Numerator:
Numerator for basic income (loss) per share	$507	$(5,672)
Denominator:
Denominator for basic income (loss) per share - weighted average number of common shares outstanding during the period	7,361,352	7,874,347
Denominator for diluted income (loss) per share	8,161,138	7,874,347

Income (loss) per share - basic	$0.07	$(0.72)
Income (loss) per share - diluted	$0.06	$(0.72)

For the three months ended March 31, 2005 and 2004 there were 1,189,221 and 1,411,917 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 4.  Mortgage Loans Held for Sale, net, pledged

AmNet has pledged loans held for sale totaling approximately $424.4 million to secure credit lines (warehouse facilities) from four financial institutions. (See Note 7. “Short-Term Debt.”). Mortgage loans held for sale at March 31, 2005 consist of loans which have been committed for sale of approximately $313.0 million and loans available for sale of approximately $111.4 million, all of which are carried at the lower of cost or market value.

Note 5.  Bond Collateral, Mortgage Loans, net

AmNet has pledged collateral in order to secure the long-term debt issued in the form of CMOs. Bond Collateral Mortgage Loans consist primarily of subprime credit, 30-year mortgage loans secured by first liens on one-to-four family residential properties. As of March 31, 2005 and 2004, 0% and 17.17%, respectively, of the bond collateral mortgage loans were fixed rate loans. The balance of the bond collateral mortgage loans are adjustable-rate mortgages. All Bond Collateral Mortgage Loans are pledged to secure repayment of the related long-term debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment of the long-term debt obligation. The obligations under the long-term debt are payable solely from the bond collateral and are otherwise non-recourse to AmNet.

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

Note 6.  Derivative Financial Instruments

AmNet makes commitments to fund mortgages at set interest rates, which are referred to as rate locked loan commitments. Additionally, most of the Company’s loans are not yet committed for sale at the time of funding. Collectively, rate locked loan commitments and funded loans not yet committed for sale (closed loans) are the Company’s pipeline.  The value of the pipeline will vary depending on changes in market interest rates between the time that a rate locked loan commitment is made and the time that the loan funds and is committed for sale to an investor.

AmNet estimates the number of rate locked loan commitments in the pipeline that will not close in order to calculate its interest rate exposure on a daily basis. AmNet then purchases hedging instruments in order to try to protect profit margins on the pipeline. The hedging instruments typically used are forward sales of mortgage-backed securities (“TBA”) and options on forward sales of mortgage-backed securities. Historically, changes in the price of these instruments closely relate to changes in the value (price) of loans in the pipeline. The Company has elected not to apply hedge accounting on the loan pipeline.

At March 31, 2005 and December 31, 2004 AmNet had the following commitments to originate loans and loans not yet committed for sale to investors, and offsetting hedge coverage; (dollars in thousands) (unaudited).  (Note that interest rate exposure does not directly correspond to the notional amounts of hedge coverage without applying an option adjusted spread factor to the pipeline and hedges):

	March 31, 2005	December 31, 2004
Interest rate exposure:

Commitments to originate loans at set interest rates (after applying estimated fallout)	$582,025	$471,884

Funded loans not yet committed for sale to investors (closed loans)	111,423	138,250
	693,448	610,134
Hedge coverage:

Forward sales of To Be Announced mortgage-backed securities (“TBA”)(notional amount)	551,500	511,000

Options on forward sales of mortgage-backed securities (notional amount)	90,000	100,000
	641,500	611,000

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

The following is a summary of the carrying value of AmNet’s derivative instruments as of March 31, 2005 and December 31, 2004 (dollars in thousands) (unaudited):

March 31, 2005	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
Forward sales of mortgage-backed securities (TBAs):
Fifteen year Fannie Mae	4.5-5.5 MBS	$3,000 -11,500	$93	May 17-Jun 16, 2005
Thirty year Fannie Mae	5.0-6.0 MBS	500 - 25,000	(1,039)	Apr. 13-Jun 13, 2005
Thirty year Ginnie Mae	5.0-6.0 MBS	500 - 5,000	(147)	May 19-Jun 20, 2005
Forward commitments by investor	5.25-5.875	2,000 - 15,000	165	Apr.-May 31, 2005
Options on TBAs:
Thirty year Fannie Mae	5.5 Puts	10,000 - 25,000	774	Apr. 13 - May 12, 2005
Rate locked loan commitments			442
Total derivative financial instruments			$288

December 31, 2004	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
TBA
Fifteen year Fannie Mae	4.5-5.5 MBS	$1,000 - 20,000	$(101)	Jan 19-Mar 17, 2005
Thirty year Fannie Mae	5.0-6.0 MBS	500 - 20,000	(224)	Jan 3-Mar 14, 2005
Thirty year Ginnie Mae	5.0-5.5 MBS	500 - 6,000	(82)	Jan 20-Mar 22, 2005
Forward commitments by an investor	4.625-5.75	2,000 - 20,000	584	Jan 14-Feb 15, 2005
Options on TBAs:
Thirty year Fannie Mae	5.0-5.5 Puts	20,000 - 30,000	2	Jan 13, 2005
Rate locked loan commitments			437
Total derivative financial instruments			$616

The following is a summary of the components within Total derivative financial instruments and market adjustments income (expense) (dollars in thousands) (unaudited):

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Derivative financial instruments and market adjustments:
TBA gain/(loss) - closed positions	$3,968	$(5,995)
Options gain - closed positions	31	—
Change in value of TBAs - open positions	(1,104)	1,468
Change in value of Options - open positions	160	(960)
Change in market adjustment on interest rate locked loan commitments	4	(1,157)

Total derivative financial instruments and market adjustments (expense) income:	$3,059	$(6,644)

Note 7.  Short-Term Debt

As of March 31, 2005, mortgage loans held for sale totaling $424.4 million were pledged as collateral for warehouse facility borrowings of $409.8 million with four financial institutions. At March 31, 2005, the Company’s maximum borrowing capacity combined from these four financial institutions was $1.4 billion.  The table below shows the age of pledged mortgage loans as of March 31, 2005 (in thousands) (unaudited):

Aging Range	Number of Loans	Warehouse Line Usage	% of Total

Less than 30 days	1,911	$384,525	93.8%
30 to 60 days	10	896	0.2%
61 days to 90 days	130	23,749	5.8%
91 days to 120 days	18	633	0.2%
Total	2,069	$409,803	100.0%

Of the $409.8 million of warehouse line usage at March 31, 2005, $145.9 million was funded through uncommitted warehouse facilities.

The warehouse facilities mature on various dates in 2005 and 2006, and generally bear interest at one-month LIBOR plus spread. The weighted average borrowing rates were 4.14% and 3.65% at March 31, 2005 and December 31, 2004 respectively. The weighted-average borrowing rate was 3.97% for the three months ending March 31, 2005 and 3.65% for the three months ending December 31, 2004. The weighted-average facility fee was ..23% for the three months ending March 31, 2005 and 0.23% for the three months ending December 31, 2004 on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants restricting, among other things, the absolute level of leverage, requiring minimum levels of cash reserves, profitability and stockholders’ equity. We are also, in a certain instance, required to maintain a restricted cash account with one of our warehouse lenders. During the quarter ending March 31, 2005 we were required to add $750 thousand to our cash account due to general business conditions.  As of March 31, 2005 the Company was in compliance with all warehouse line facility covenants. We believe we are in good standing with all of our warehouse lenders.

Note 8.  Long-Term Debt Related to Securitizations, net

The components of the long-term debt at March 31, 2005 and December 31, 2004, along with selected other information are summarized below (dollars in thousands) (unaudited):

CMO/FASIT 1998-1 Securitization
At March 31, 2005
Long-term debt	$12,155
Capitalized costs on long-term debt	—
Total long-term debt	$12,155

Weighted average financing rates	3.54%

At December 31, 2004
Long-term debt	$13,500
Capitalized costs on long-term debt	—
Total long-term debt	$13,500

Weighted average financing rates	3.46%

The table below shows the Company’s expected future payments for future obligations under long-term debt agreements (000’s):

	Payments Due by Period
Contractual Obligations as of March 31, 2005	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt	$12,155	$6,338	$4,512	$1,305	$—

Note 9.  Recourse Liabilities Associated With Loan Sales

We sell loans to private investors and other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to repurchase loans or indemnify and hold the investor harmless against any loss arising from early payoff default activity and errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from brokers and correspondents. At March 31, 2005 and December 31, 2004, we had approximately $5.6 million and $4.6 million, respectively, recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect, may extend to the life of the loan.

Under most of our loan sale agreements, we are also obligated to refund premiums to investors if loans pay off within a certain number of days after the settlement of our loan sale. These refunds are referred to as early prepayment premiums or (“EPPs”). The EPP exposure period generally ranges from 60-120 days after the settlement date. At March 31, 2005 and December 31, 2004, we had approximately $772 and $894 thousand, respectively, recorded as an estimated reserve for premium refunds that may occur as a result of loans sales which were still subject to EPP liability.

Reserve activity for the periods presented is as follows (dollars in thousands):

	Reserve For Repurchase Obligations	Premium Prepayment Reserve	Total
Balance at December 31, 2003	$2,841	$298	$3,139
Payments	(1,784)	(2,519)	(4,303)
Provisions	3,529	3,115	6,644
Balance at December 31, 2004	4,586	894	5,480
Payments	(142)	(617)	(759)
Provisions	1,118	495	1,613
Balance at March 31, 2005	$5,562	$772	$6,334

The balances for the Reserve For Repurchase Obligations and Premium Prepayment Reserve are included in the Consolidated Balance Sheets in the Recourse liabilities associated with loan sales line item. The payments and provisions represent the yearly change of the balance sheet accounts. The related expense for the three months ending March 31, 2005 and March 31, 2004 is included in the Consolidated Statements  of Operations and Comprehensie Income (Loss) in the revenue section, gain on sales of loans line item.

Note 10.  Stock Plans

As of March 31, 2005, shares of common stock were reserved for issuance under the Company’s stock option plans as follows (unaudited):

	1997 Employee Stock Purchase Plan	2004 Equity Incentive Plan	1997 Stock Plans (New issuances terminated in 2004*)	Total

Total Stock Authorized at 1/1/2005	20,000	600,504	1,899,496	2,520,000
Total Options, Restricted Stock, Restricted Stock Units Issued	—	340,584	1,899,496	2,240,080
Shares Reserved For Issuance at 3/31/05	20,000	259,920	—	279,920

* The 1997 Stock Plan continues until all options outstanding under it are terminated or exercised. No new options will be granted.

** Includes 92,684 shares of restricted stock authorized February 2005 and issued April 2005.

Stock option activity during the three months ending March 31, 2005 was as follows (unaudited):

	Number of Options	Weighted-Average Exercise Price

Balance at December 31, 2004	1,829,271	$8.12
Granted	200,000	10.50
Forfeited	(34,963)	7.34
Exercised	(5,374)	4.23
Balance at March 31, 2005	1,988,934	$8.38

At March 31, 2005, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 6.11 years. The weighted average exercise price of exercisable outstanding options was $8.79.  The table below shows options and prices for all outstanding options at March 31, 2005 (unaudited):

Option Exercise Price Range	Vested	Unvested	Number of Options

$1.75 to $3.00	125,968	38,366	164,334
$3.01 to $5.00	276,894	177,356	454,250
$5.01 to $7.50	309,760	39,440	349,200
$7.51 to $10.00	141,803	118,947	260,750
$10.01 to $12.50	291,008	213,292	504,300
$12.51 to $15.00	256,100	—	256,100
	1,401,533	587,401	1,988,934

For the first quarter ending March 31, 2005 the per share weighted-average fair value of stock options granted was $2.13. This value was calculated using the Black-Scholes option-pricing model, using the following weighted-average assumptions (unaudited):

Three Months Ending March 31, 2005
Expected dividend yield	0.00%
Risk-free interest rate	4.18%
Expected volatility	9.67%
Expected life (years)	5

On February 7, 2005 the Company’s Compensation Committee authorized payments under the Long-Term Incentive Cash Plan. However, the Committee determined that it is in the best interests of the Company to pay half of each award value in cash and half in restricted stock of the Company. Consequently, 92,684 restricted shares of the Company’s stock were authorized to be issued to the executives of the Company with a three year vesting period.  Issuance of the restricted stock was made in April 2005.  The cost to the Company will be approximately $278 thousand per year for three years beginning in 2005. On March 31, 2005 the Committee authorized 47,900 restricted stock units to eleven senior executives of the Company with 50% vesting on December 31, 2008 and 2009 respectively. The result of both awards was $1.3 million of deferred compensation, which was reduced during the quarter ending March 31, 2005 to $1.2 million by monthly amortization and included in the equity section of the Consolidated Balance Sheets.

Note 11.  Income Taxes

During 1997, the Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As a result of this election, the Company was not, with certain exceptions, taxed at the corporate level on the net income distributed to the Company’s stockholders. On July 19, 2002, the stockholders of the Company approved two proposals that allowed for the conversion of the Company from a REIT to a fully taxable entity. On February 7, 2003, the Company filed a notice with the Internal Revenue Service of its decision to relinquish its REIT status, effective January 1, 2003.

As a result of the conversion to a fully taxable status, an income tax benefit and related deferred tax asset of $5.7 million was recorded in 2003. As of March 31, 2005, our deferred tax asset amounts to $10.2 million which reflects a change in the tax provision from December 31, 2004. The tax provision was calculated based on an assumed income tax rate of 44% for 2005.

At March 31, 2005, in determining the possible future realization of deferred tax assets, management considers future taxable income from the following sources: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

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

Note 12.  Commitments and Contingencies

Lease Commitments

The Company rents certain premises and equipment under non-cancelable operating leases expiring at various dates through the year 2010. Rental expense under such leases is included in office and occupancy expense, and other operating expenses. Lease costs totaled $985 thousand in the three months ending March 31, 2005 and $913 thousand in the three months ending March 31, 2004. Future minimum lease payments under these leases as of March 31, 2005, are as follows (dollars in thousands) (unaudited):

Year ending March 31:
2006	$3,882
2007	2,681
2008	2,059
2009	1,413
2010	588
After March 31, 2010	—
$10,623

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Such statements use words such as “expect,” “will,” “may,” “anticipate,” “goal,” “intend,” “seek,” “believe, “target”, “ “plan,” “strategy” and derivatives of such words. Forward looking statements in this report include those statements regarding:

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

•                  We have expanded our branch system and fixed expenses over the past year in a contracting market.  Additionally, our market share increases are dependent on retaining and expanding our sales force and broker customer base, which is more challenging in a highly competitive market environment. In particular we must remain competitive relative to our pricing of loans, which could cause us to lower our gross margins.

•                  We sell a substantial portion of our loans to two of our competitors.  If these competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms.  In either case, this could reduce our revenues and earnings.

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

•                  In 2004 we began offering subprime loans to wholesale brokers, and we intend to increase our proportion of subrpime loans significantly in 2005 as we hire dedicated account executives to call on mortgage brokers who specialize in subprime loans.  While we have a centralized underwriting and funding center to process these loans and have hired experienced personnel, subprime loans are more complex and any errors we make in underwriting or funding these loans could cause loans to be un-saleable or to be sold at a significant loss.  Additionally subprime lending is extremely competitive making it difficult to evaluate the potential growth prospects and profit margins for this product line.

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

•                  Our hedging strategies may not be successful in mitigating risks associated with interest rate changes.  In particular, for new loan products with shorter terms and loan products with adjustable rates, hedging strategies may not be effective at certain times.

Other factors that may impact our results, include but are not limited to, general economic conditions, the world political climate, unexpected expense increases, overall interest rates, volatility in interest rates, the shape of the yield curve,  changes in accounting rules or their application, changes in the margins for gains on sale of originated loans, changes in the demand of mortgage brokers for our loan products and services or of loan purchasers for originated loans, undetected fraud on the part of borrowers, brokers, appraisers or our employees, changes in the mortgage industry regulatory environment, increases in prepayment rates and default rates, changes in the requirements of correspondent loan programs or our ability to meet such requirements and changes in our anticipated cash requirements. These and other risk factors that could cause actual results to differ materially are set forth in more detail in this item under the heading “Business Risk Factors.”

Introduction

Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to fundamentally shift our strategic direction to mortgage banking. We started the transition in 2001 by forming a subsidiary, American Mortgage Network, Inc., to engage in the wholesale lending segment of the mortgage banking industry. Effective January 1, 2002 we began reporting our financial results in two segments: the Mortgage Banking Business and the Mortgage Asset Portfolio Business. In January of 2003 we elected to relinquish our REIT status with the Internal Revenue Service, which had previously been approved by our stockholders. In order to more closely align our name with our mortgage banking focus, we changed our name from American Residential Investment Trust, Inc. to AmNet Mortgage, Inc., as of May 5, 2004. On September 29, 2004 our Company’s stock began trading on the NASDAQ National Market System under the trading symbol AMNT. Previously we were listed on the American Stock Exchange under the trading symbol INV and prior to that we were listed on the NYSE.

In March of 2004, we began providing loan programs tailored to sub-prime borrowers with credit that does not meet conventional guidelines or who require non-conventional loan terms with respect to loan-to-value, debt ratio, cash-out or documentation. We offer sub-prime loans through several different loan programs. However, our Company policy is not to provide high cost loans which are defined as mortgage loans that feature either an interest rate or points and fees charged in connection with loans that exceed certain thresholds prescribed by federal or state law or local ordinances. Sub-prime lending provides loan solutions for borrowers with credit problems who would not qualify for other lending products we offer. The unit cost to originate these loans is higher due to more labor intensive underwriting and funding processes, higher sales commission rates and a higher percentage of loan applications that are not approved or funded. As a result of higher credit risk and cost, we must charge higher interest rates for assuming this risk. To help mitigate the additional risks, underwriting for these loans is performed at our centralized sub-prime operations center located in our San Diego headquarters office as opposed to the regional underwriting and funding we utilize for all other wholesale loan products we offer. Our long-term strategy is to grow this segment of our business to up to 20% of our loan funding volume. Our subprime volume was one percent of total loan volume funded in the first quarter of 2005 and is expected to reach four percent of total loan volume by the end of 2005. We have hired seasoned staff to augment our expertise in this area of lending. We also have negotiated with investors to buy the loans we generate and amended our agreements with existing warehouse lenders to finance these loans.

In the second half of 2004 we made a strategic decision to create a correspondent lending channel. Incremental revenues from this channel will help us to more fully leverage our wholesale lending infrastructure, particularly our headquarter administrative costs. Correspondents are larger brokers, mortgage bankers or other financial institutions who originate and fund loans and sell closed loans on a servicing-released basis. We have hired an experienced sales team and established an operations center in Columbia Maryland to process these loan purchases. We began originating loans through this channel in the first quarter of 2005.

We originate mortgage loans predominately to prime quality borrowers (except our subprime division) secured by first trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (30% of loans originated in the three months ending March 31, 2005); however, we do business on a nationwide basis. We sell the loans that we originate to institutional purchasers on a servicing-released basis.

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

At March 31, 2005, we are operational in thirty office locations which represents a net reduction of two offices from December 31, 2004. We had a total of 784 employees at March 31, 2005 which is an increase of 25 employees from December 31, 2004.

We borrow funds under our warehouse credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing-released basis. Currently we have four warehouse facilities that enable us to borrow up to an aggregate of $1.4 billion. We have also been preapproved by one lender for an additional $200 million in borrowing capacity as we need it. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants requiring, among other things, minimum levels of cash reserves, certain levels of profitability and restricting our leverage ratios.

We generate revenue in our mortgage banking business in three principal ways:

•                                          Gain on loan sales. Loan rates, fees and discount points are set based on our targeted gain on sale. This is referred to as our pricing margin. We currently sell the loans that we originate to institutional purchasers on a servicing-released basis for cash. We record the difference between the sale price of loans that we have sold and our cost to originate the loans sold as gain on loan sales. We recognize revenue at the time that we complete the loan sale, which is generally when we receive loan sale proceeds from the purchaser.  Gain on loan sales also includes fees we charge for loan origination such as underwriting fees, loan document preparation fees and wiring fees, net of premiums we pay to brokers.

•                                          Hedging and market adjustments. Hedging instruments are used to help mitigate exposure to interest rate fluctuations and protect our pricing margins. The gains or losses from this activity will be highly negatively correlated to revenue derived from loan sales. Typically higher than expected gains from the sale of loans will be offset by hedging losses and market adjustments, while lower than expected gains from the sale of loans will be offset by hedging gains. The value of our rate lock loan commitments are measured at the end of each accounting period. The change from the prior period is recorded as a market adjustment. Hedging gains or losses and market adjustments are included in the consolidated statements of operation and comprehensive income as derivative financial instruments and market adjustments.

•                                          Interest income. We earn interest on a loan from the time we fund it until the time we sell it. The interest that we earn is partially offset by the interest we pay under our warehouse credit facilities used to finance our mortgage originations.

Relative to our Mortgage Asset Portfolio, we made a strategic decision to sell the vast majority of our mortgage portfolio assets in the first quarter of 2004 and we completed the sales in the third quarter of 2004. The remaining mortgage assets of approximately $13.7 million are pledged to secure long term debt totaling approximately $12.2 million.  These assets are referred to as our CMO/FASIT 1998-1 Securitization and are referred to on the balance sheet as bond collateral.  Our Company over-collateralized the bonds at the time of issuance by pledging assets in excess of new liabilities.   These bond collateral assets are carried at the lower of cost or net realizable value.   At March 31, 2005, our bond collateral assets were carried on our balance sheet at approximately $1.5 million more than our remaining long term debt.

On a cash basis, we continue to receive principal and interest payments on the bond collateral assets and these proceeds are used by the bond trustee to service and pay down the long term debt. Any excess cash flow is remitted to us on a monthly basis. The long term debt is non-recourse to our Company, meaning that only the principal and interest received from the bond collateral assets, combined with any proceeds from the sale of REO loans, can be used to service the bond liabilities.  As such, while we do generally receive some net cash flow from the bond collateral assets each month, we will never be required to have any cash outlay associated with these assets and the related long term liability.

The expenses of our business include variable costs such as commissions, loan expenses and contract labor, as well as fixed overhead expenses such as personnel, rent, supplies and utilities.

Due to the immateriality of our mortgage asset portfolio business, we are discontinuing our segment reporting.  As such, management’s discussion and analysis of financial condition and our results of operations will be presented on a consolidated basis beginning with the three months ended March 31, 2005.

Our 1st Quarter 2005 Highlights (Executive Overview)

Our consolidated operating results for the first quarter of 2005 were dominated by the following:

•                  We funded approximately $2.7 billion in loan volume for the period while fundings for the same period in 2004 were $1.9 billion.  This represents an increase of approximately 44.9% while the overall mortgage market declined from approximately $619 billion for the quarter ending March 31, 2004 to approximately $588 billion for the quarter ending March 31, 2005, according to the Mortgage Bankers Association (“MBA”). Key reasons for this increase are: a sales force increase (90 account executives at March 31, 2004 compared to 168 at March 31, 2005), a maturing of our branch network resulting in better market penetration and a broader range of loan products offered by the Company. The graph below shows monthly loan production comparisons between the first quarters of 2005 and 2004.

	(in millions)
	2005	2004
January	$727	$436
February	816	557
March	1,164	877
Totals – Quarters ending March 31	$2,707	$1,870

•                                          Revenues, net of derivative financial instruments and market adjustments, totaled $31.7 million. This revenue was sufficient to cover variable and fixed expenses totaling $30.8 million resulting in a pretax profit of $0.9 million.

•                                          Unrestricted cash and cash equivalents decreased by $13.3 million during the first quarter of 2005 from $50.6 million at December 31, 2004, to $37.3 million at March 31, 2005. The key factors in the decrease were cash invested in warehouse haircuts (1% to 4% of loans held for sale) and advances made to mortgage brokers until loans are sold and loans which are held for sale and funded entirely with Company cash (approximately $4.3 million at March 31, 2005).

•                                          Our mortgage asset portfolio received approximately $1.1 million in principal and REO sale proceeds. The Company reduced related long term debt by approximately $1.3 million.

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

•                  Derivative hedging activities / determination of fair values

•                  Fair value of mortgage loans held for sale

•                  Income taxes and benefits

•                  Recourse liabilities associated with loan sales

Please refer to the Company’s Form 10-K for the year ending December 31, 2004, for a detailed discussion of these policies.

Management’s Financial Analysis

We present non-GAAP financial measures in this report. We believe that these measures are helpful in understanding our business and operating results. You should not consider our non-GAAP financial measures as a replacement for any GAAP financial measures. The non-GAAP financial measures that we present are as follows:

Gross Margins - Gains from the sale of loans are a function of the volume of loans sold in the period, and the value of the loans at the time these loans are committed for sale to an investor.  We also generate gains and losses on the derivative financial instruments that we acquire to hedge our targeted gain on sale of the loans.  We consider our gross margin to be the sum of our (i) gain on sale of loans and (ii) total derivative financial instruments and market adjustments.  This sum expressed as a percentage of our loan sales volume is our gross margin percentage (or basis point gross margin).

When we develop the pricing of our loans, we incorporate a target gross margin percentage that we expect to obtain.  We then provide rate lock commitments to borrowers based on that pricing and the related target gross margin percentage.  However, if market interest rates increase between the time we make a rate lock commitment and commit a loan for sale, then the market value of the loan would be reduced and we would not achieve our target margin percentage.  If interest rates decrease, then the opposite would be true. Accordingly, we acquire derivative financial instruments to hedge, or protect our target margins from interest rate increases.  We hedge our loans from the time of a rate lock commitment to the time the loan is committed for sale to an investor.

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

Net Interest Income - We earn interest income and incur interest expense in our operations. We earn interest on a loan from the date the loan is funded until its sale to an investor. Accordingly, interest income is a function of the volume of loans funded, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent we fund loans with borrowings under our warehouse facilities, we record interest expense based on the same factors. We also generate revenue from the interest we receive on the bond collateral mortgage loans we hold for investment and we incur interest expense on the borrowings used to finance our loan fundings and bond collateral.

Because the interest income and interest expense of our business are closely related and dependant on many of the same factors, in particular the volume of loans we originate, management believes that it is helpful in understanding our operations to analyze the impact of interest income on mortgage loans held for sale and related short term debt expense together. For this reason, the discussion below provides information regarding the net interest income (interest income less interest expense). Management believes that this is consistent with how financial analysts typically consider interest in analyzing mortgage banking operations.

Fixed and Variable Operating Expenses — For the same reasons described in “Net Interest Income” above, the explanation of expenses includes a discussion of our operating expenses, excluding interest expense. Because certain other expenses we incur in the mortgage banking business, such as commissions and contract labor, also vary with the volume of our loan originations, management believes that it is important in understanding our business to consider the variable and fixed expenses separately. Accordingly, we have included an estimated breakdown between variable and fixed amounts for each category of our operating expenses. Management believes that this will enable a better understanding of our results and the likely impact of future changes in our origination volumes.

Interest Rate Risk Management And The Relationship Between Our Hedging Instruments And The Market Adjustments And Gain On Sale That We May Record For A Period

Our mortgage banking business is subject to the risk of changing interest rates between the time we commit to extend credit at a set interest rate (rate lock) and the time we commit the mortgage loans for sale. Our pipeline consists of loans for which we have provided a rate lock but which we have not yet closed (rate locked loan commitments) and closed loans that have not yet been committed for sale (closed loans). Generally, as market interest rates rise, our pipeline, which then has lower interest rates than the prevailing market, is not as attractive to investors and therefore we lose value in the pipeline. Conversely, as market interest rates fall, our pipeline is more attractive to investors and we gain value in the pipeline. However, some of this gain in value may be offset by an increase in the fallout of our rate locked loans as borrowers chose not to fund their loan with us and seek alternative loans with the new, lower interest rates.

To mitigate the risk of rising interest rates and protect our pricing margins, we purchase hedge instruments.  The gains or losses from this activity will generally correlate to losses or gains derived from market adjustments on our rate locked loan commitments and losses or gains that we record on sales of our closed loans. Typically, higher than expected market adjustments and gains from the sale of loans will be offset by hedging losses, while lower than expected market adjustments and gains from the sale of loans will be offset by hedging gains.  However, we will at times have timing differences between the time we recognize hedge losses and the time we are able to recognize corresponding increases in the value of our closed loans as we do not apply hedge accounting as defined by SFAS 133.  These timing differences may impact some of our quarterly operating results and are therefore explained in detail in this section.

Utilizing past loan fallout history, we estimate the percentage of our loan rate lock loan commitments that will close, but these projections are difficult, especially during periods of volatile interest rates. We hedge (or protect) our loan sale margin in the pipeline using forward sales of mortgage-backed securities (“TBA’s”), options on mortgage-backed securities (“MBS”) and similar agreements.

We generally adjust our hedge coverage on a daily basis based upon changes in the size and composition of the pipeline and resultant changes to our estimated pipeline exposure, seeking to protect our loan sale margin targets. Since August of 2002, we have used an outside company, Mortgage Capital Management, Inc. (“MCM”), to help us manage our interest rate risks. MCM is a quantitative software and advisory service firm that currently serves a number of clients in the mortgage banking industry. MCM performs pipeline exposure analysis and provides hedging recommendations on a daily basis. Our loan pipeline at March 31, 2005 was approximately $1.1 billion, at December 31, 2004 was approximately 0.8 billion and at March 31, 2004 was approximately $1.6 billion. We believe our hedges have correlated to both increases and decreases in the value of our loan rate locked loans and uncommitted closed loans. In the future, as our loan products change and our subprime and correspondent channels increase production, our hedging strategies, fallout assumptions and hedging instruments may change to better mitigate the risk of interest rate changes.

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

•                  Closed loans.  We do not recognize any increase in value in our closed loan inventory until a true sale has taken place. However, if the cost basis of the loan is more than could be obtained by sale in the marketplace, a market adjustment is recorded (referred to as the lower of cost or market, or “LOCOM”). Accordingly, increases in value are not recorded at the end of a period, but decreases are. Any declines in value are recorded in our Statement of Operations as an adjustment to our “gain on sale of loans” revenue at the time they are recognized.

•                  Hedge instruments.  Our hedging instruments (forward sales of mortgage backed securities and options on forward sales of mortgage backed securities) are marked to market at the end of each period and both increases and decreases in value are recorded. These changes in value are recorded as “derivative financial instruments” in our Statement of Operations.

With respect to these three related components of our revenue, the only change in value that is not recorded at the end of each period is an increase in value of our closed loans.  A drop in market interest rates will generate an increase in the value of these loans, but this increase is not recognized in our operating income until the loan sales have settled.  Accordingly, we may have increased value attributable to our closed loans at the end of a period which may not be recognized until the next period.  Nevertheless, the related decrease in value of any hedge instruments we purchased to hedge these closed loans will be recorded at the end of the period.  As a result, we may recognize hedge loss in one quarter and not recognize the corresponding increase in the value of loans until the next quarter.

We have provided a more detailed description of the methods and estimates we use to calculate the value of our derivative instruments and gain on sale in our Annual Report on form 10-K under the heading “Derivative and Hedging Activities / Determination of Fair Values”.

Results of Operations

Three Month Results

We recorded net income of $507 thousand for the three-month period ending March 31, 2005 as compared to a net loss of $5.7 million in 2004 for the same period. These results were due in large part to (i) a 47.3% increase in loan sales volume from the same period in 2004, (ii) an increase in our gross margin from 52.3 basis points to 85.4 basis points (loans funded basis) and (iii) for the three month period ending March 31, 2004 we recorded a $4.4 million loss on the sale of portfolio assets.  Note that in the chart below we compare our revenue categories to basis points of loans sold.  This provides a direct correlation of revenue to our main source of revenue (loans sold).

($ amounts in 000’s) (unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	2005 Increase (Decrease)

Loans sold	$2,496,540	$1,695,051

	Amount Income (Expense)	Basis Points (Loans Sold)	Amount Income (Expense)	Basis Points (Loans Sold)	Amount	Basis Points (Loans Sold)

Revenues:
Premiums	$45,638	182.81	$38,742	228.56	$6,896	(45.75)
Broker fees	6,710	26.88	4,182	24.67	2,528	2.21
Mortgage broker premiums	(30,192)	(120.94)	(23,653)	(139.54)	(6,539)	18.60
Premium recapture and loan loss provisions	(1,010)	(4.05)	(1,325)	(7.82)	315	3.77
Deferred origination costs	(2,872)	(11.50)	(2,431)	(14.34)	(441)	2.84
Gain on sales of loans	$18,274	73.20	$15,515	91.53	$2,759	(18.33)
Derivative financial instruments and market adjustments	3,059	12.25	(6,644)	(39.20)	9,703	51.45
Gain on sales of loans, after derivative financial instruments and market adjustments (“gross margin”)	$21,333	85.45	$8,871	52.33	$12,462	33.12
Interest on mortgage loans held for sale	9,833	39.38	5,013	29.57	4,820	9.81
Interest on bond collateral	286	1.15	1,628	9.60	(1,342)	(8.45)
Total interest income	10,119	40.53	6,641	39.17	3,478	1.36

Other income	202	0.81	296	1.75	(94)	(0.94)
Total revenue	$31,654	126.79	$15,508	93.25	$15,846	33.54

The overall mortgage loan market is expected to contract from $2.7 trillion in 2004 to $2.5 trillion in 2005 according to the MBA. Our strategy is to capture an increasing percentage of the market through sales force expansion. In the first quarter of 2005, we increased loan production 8.7%, from $2.5 billion for the quarter ending December 31, 2004, to $2.7 billion for the quarter ending March 31, 2005. If we are not able to do this, we would likely experience losses due to our current level of operating expenses.

Gain on sales of loans after derivative financial instruments and market adjustments, increased for the quarter ended March 31, 2005 over the quarter ended March 31, 2004 due to a higher level of loans sold and better gross margins. Note that increasing interest rates for the quarter ended March 31, 2005 increased the gain on derivative financial instruments and market adjustments and reduced the gain on sale margins. For the quarter ended March 31, 2004 decreasing interest rates during the quarter also decreased the value of derivative financial instruments but increased our gain on sale margins.

Our gain on the sale of loans was made up of a combination of various account categories which are summarized in the chart above, and quantified in basis points of loan sales volume. Premiums represent the price at which we sell the loans to investors in excess of the principal balance of loans sold. Broker fees represent various charges to brokers for services rendered by us which are deferred and recognized as part of the gain on the sales of the loans. Premiums and broker fees are offset by capitalized (deferred) loan origination costs. The largest deferred cost associated with loan production is mortgage broker premiums, or yield spread premiums. Other offsets to gain on sale include (i) loan premiums repaid to investors (“premium recapture”) and loan loss provisions and (ii) deferred origination costs, which are recognized at the time of loan sale. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. We sell a substantial portion of our loans to two of our competitors.  If these competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept  less favorable terms.  In either case, this could reduce our revenues and earnings.

Premium recapture and loan loss provisions decreased by $315 thousand in the first quarter of 2005 compared to the same period in 2004. The decrease was mainly due to a reduction in premium recapture expense in the first quarter of 2005 which was the result of rising interest rates and the anticipated reduction in early payoffs. Going forward we generally expect premium recapture expense to decline due to anticipated rising interest rates and less refinance activity. However, this decrease may be partially offset by the anticipated increase in our loan volume. Conversely while we believe that our underwriting process is sound and effective, loan loss provisions may increase in the future due to a higher mix of Alt-A and sub-prime loans which have more complex underwriting criteria and are more likely to be rejected by investors if we sell them loans which do not meet their underwriting guidelines. The increase in deferred origination costs was a result of increased loan volume.

The use of hedges (recorded as derivative financial instruments) is key to protecting our profit margins between the time of the interest rate lock and when the loan is committed for sale to an investor. Generally when mortgage interest rates rise, the value of loans we have in our pipeline declines, and when interest rates decline the opposite is true.  We utilize hedge instruments to help protect the value of loans in our pipeline from increases in interest rates.  Consequently, basis point loan premiums, and gain on sales of loans, are best analyzed in conjunction with the basis point gain or loss from our derivative financial instruments and market adjustments on our pipeline. We continued to use forward sales of mortgage-backed securities (TBA) and options on forward sales of mortgage-backed securities as our primary hedging instruments. Due to increases in mortgage interest rates during the first quarter of 2005 we recorded gains on derivative financial instruments of $3.1 million. For the first quarter of 2004 we recorded net losses of $6.6 million due to decreasing mortgage interest rates during the quarter.

Our gross margins were $21.3 million for the three months ended March 31, 2005 or 85 basis points on $2.5 billion in loan sales volume, representing an increase of $12.4 million from $8.9 million on $1.7 billion in loan sales volume for the comparable period in 2004. Loan sales volume increased $0.8 billion. Overall competitive pressure remains intense although not at levels seen in 2004. There can be no assurances that margins will remain at current levels and accordingly our gross margins would be affected if competitive pressures increase or decrease.

Our actual gross margin percentages adjusted for timing differences,  in the quarter ending March 31, 2005 exceeded our target gross margin percentages on some loan categories due to the following: (i) We achieved higher than targeted margins on certain loan categories including second mortgages, adjustable rate mortgages and home equity lines of credit.  These loans are generally hedged using ‘best efforts’ forward sale coverage.  However the actual sales are sometimes completed using ‘mandatory’ sales, if this sale execution is greater.  (ii) A certain portion  (approximately $1.6 million) of our gains recorded in the quarter were not entirely offset by a reduction in the value of the hedged loans.  This can occur with the portion of our non-conforming loans “cross-hedged” with TBA’s. We believe that our hedging program was generally successful in protecting profit margins on our loan originations. However, our hedging strategies may not be successful in mitigating our risks associated with interest rate changes in future periods. In particular, for new loan products with large loan balances, short terms, and loan products with adjustable rates, our hedging process may not be effective at certain times.

Excluding interest income earned on bond collateral, we recorded interest income of $9.8 million for the three months ended March 31, 2005. For our mortgage loans held for sale we earn interest on a loan from the date the loan is funded until sale. Accordingly, interest income related to loans held for sale is a function of the volume of loan production, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent we fund loans with borrowings under our warehouse facilities, we record interest expense based on the same factors. Interest expense on our warehouse borrowings for the period was $6.7 million. The resulting net interest income earned on loan inventories was $3.1 million (interest income of $9.8 million less $6.7 million of interest expense), representing 11 basis points on first quarter 2005 loan production of $2.7 billion. For the comparable period ended March 31, 2004 interest income was $5.0 million and interest expense was $2.3 million. This resulted in net interest earned of $2.7 million, representing 14 basis points on first quarter 2004 loan production of $1.9 billion. The reason for the net interest decrease for 2005 was a flattening of the yield curve.  Interest income on bond collateral decreased in the three month period ending March 31, 2005 to approximately $.29 million from $1.6 million in the three month period ending March 31, 2004.  This reduction was a direct result of the sale of the majority of bond collateral in 2004.

The table below provides the relationship between estimated fixed, variable and total consolidated expenses to loan production for the three months ended March 31, 2005 and 2004. This provides a direct correlation of the components of total consolidated expenses to our product (loan production).

($ amounts in 000’s) (unaudited)

Three months ending March 31, 2005
Loan production	$2,707,650

	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$7,225	26.68	$10,039	37.08	$17,264	63.76
Office and occupancy expense	—	—	1,104	4.08	1,104	4.08
Professional fees and contract labor	267	0.99	875	3.23	1,142	4.22
Other operating expense	1,387	5.12	2,932	10.82	4,319	15.94
Total operating expenses	8,879	32.79	14,950	55.21	23,829	88.00
Interest expense – short term debt	6,749	24.93	—	—	6,749	24.93
Interest expense – long term debt	112	0.41	—	—	112	0.41
Total interest expense	6,861	25.34	—	—	6,861	25.34
Provision for loan losses	—	—	62	0.23	62	0.23
Gain on REO, net	—	—	(3)	(0.01)	(3)	(0.01)
Valuation adjustment – Bond Collateral	—	—	—	—	—	—
Total consolidated expenses	$15,740	58.13	$15,009	55.43	$30,749	113.56

Three months ending March 31, 2004
Loan production	$1,870,960

	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$3,801	20.32	$8,041	42.98	$11,842	63.30
Office and occupancy expense	—	—	836	4.47	836	4.47
Professional fees and contract labor	161	0.86	874	4.67	1,035	5.53
Other operating expense	1,383	7.39	2,870	15.34	4,253	22.73
Total operating expenses	5,345	28.57	12,621	67.46	17,966	96.03
Interest expense – short term debt	2,346	12.54	—	—	2,346	12.54
Interest expense – long term debt	895	4.78	—	—	895	4.78
Total interest expense	3,241	17.32	—	—	3,241	17.32
Provision for loan losses	—	—	—	—	—	—
Gain on REO, net	—	—	(259)	(1.38)	(259)	(1.38)
Valuation adjustment – Bond Collateral	—	—	4,428	23.67	4,428	23.67
Total consolidated expenses	$8,586	45.89	$16,790	89.75	$25,376	135.64

Total expenses incurred for the three months ended March 31, 2005 were approximately $30.8 million. Operating expenses, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense and other operating expenses), were approximately $23.8 million for the three months ended March 31, 2005. For the comparable period ended March 31, 2004, there were approximately $25.4 million of total expenses, of which approximately $18.0 million were operating expenses (which excludes interest expense, gain on REO and valuation adjustment) . The increase in operating expenses in 2005 was primarily due to; the increase in loan production and loan production-related expenses; and increases in the number of branch offices and corporate headquarters personnel. For the three months ended March 31, 2005, expenses included approximately $6.0 million in sales commissions, which vary in proportion to the volume of loan production, or approximately 22 basis points (.22%) on $2.7 billion in funded loans. The basis point commissions expense increased in 2005 due to a higher proportion of new account executives receiving guaranteed commissions during their first three months with our Company.

Operating expenses totaled $23.8 million or approximately 88 basis points (.88%), on $2.7 billion in loan production in the first quarter of 2005. Total operating expenses in basis points of loan production sold (which is a measurement of the cost per loan) decreased for the three months ended March 31, 2005 compared to the same period in 2004 (from 15 basis points (.15%) in 2004 to 12 basis points (.12%) in 2005). The operating cost per loan produced decreased from $1,690 in the first quarter of 2004 to $1,665 per loan in the first quarter of 2005. The decreased cost per loan reflects reduced loan production cost mainly related to scale efficiencies. Although greater efficiencies may have been expected with a 44.9% increase in loan production, our branch system is still maturing. New branches being less efficient offset volume efficiency gains by mature branches.  Also, our new Correspondent and Subprime lending channels continue to incur losses while building loan production volume.

The effective federal and state tax rate is estimated to be 44%.  In 2004, losses increased our deferred income tax benefit to approximately $10.7 million at December 31,2004. At March 31, 2005 our deferred income tax benefit balance was reduced to $10.2 million.  This benefit is expected to be realized in future periods through the utilization of net operating loss carryforwards; however should the Company not generate sufficient operating profits, our deferred tax benefits may have to be reversed.  There can be no assurances that all of the Company’s deferred tax assets, totaling $10.2 million, will be realized in future periods.

Interest rate movements are difficult to predict, but mortgage interest rates generally rose during the first quarter of 2005. Projections by the MBA (April 2005)  for the remainder of 2005 indicate an increase in interest rates and a reduction of mortgage loan originations from 2004 levels. Wherever possible we are managing staffing levels and utilizing as much of our existing infrastructure to process our loan production (adjust staffing size to an optimal level of efficiency) while growing our sales presence in existing and new markets. We have been investing in growth and expanding and will continue to expand our business operations, primarily in sales areas, while we focus on controlling our fixed expenses in contracting markets.  Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment, which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our current level of operating expenses.

We continue to hold a small portfolio of bond collateral mortgage loans [assets] ($13.7 million) and related debt ($12.2 million). Revenue and expenses as a result of these holdings represent less than one percent of net income.

We held mortgage assets of approximately $185.9 million as of March 31, 2004. The reduction from March 31, 2004 to March 31, 2005 was based on a strategic decision to liquidate the majority of our remaining portfolio in May 2004. As of September 30, 2004, we have received approximately $26.4 million in cash from the sales of portfolio assets, net of repayment of related long-term debt (bonds). The sale resulted in a valuation allowance expense of $4.4 million at March 31, 2004.

Liquidity and Capital Resources

General

Our sources of liquidity during the three months ended March 31, 2005 primarily consisted of the following:

•                                          borrowings under our warehouse facilities;

•                                          revenues generated by our mortgage banking operating activities including interest income, broker fees, loan sale proceeds and hedge proceeds;

•                                          hedging gains;

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

•                                          repayment of our warehouse borrowings;

•                                          increasing and maintaining a “restricted cash” account, which includes amounts required to be held by certain warehouse line providers that may not be used in our operations or as equity for other warehouse lines of credit and;

•                                          funding certain mortgage originations without the use of warehouse financing.

Cash Generated By and Used In Our Operations

During the three months ended March 31, 2005, on a consolidated basis we had net negative cash flow of $13.3 million. The principal factors impacting our negative cash flow are:

•                  Net increases in our cash investment in loan inventories and loan sale receivables totaled approximately $12.2 million.  Our warehouse line lending agreements typically allow us to borrow from 96% to 99% of the lesser of par or market value for each mortgage loan. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded entirely with equity capital. We typically have cash invested totaling between 2% to 4% of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Mortgage loans held for sale increased from approximately $238.4 million at December 31, 2004 to approximately $424.4 million at March 31, 2005. An increase in the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, will cause cash utilization to carry loan inventories to increase in direct proportion to the inventory held.

•                  Cash usage for capital expenditures totaled approximately $0.5 million.

•                  Transfers of cash to restricted cash accounts totaled $0.8 million.  Restricted cash increased to $2,850 million at March 31, 2005, representing  Company cash accounts required to be maintained under certain warehouse lending agreements.

•                  Other significant operating expenditures were approximately $3.6 million for increases in derivative financial instruments (representing amounts receivable on hedging transactions closed during the period) and approximately $1.8 million was allocated to fund loan originations without warehouse financing.

For the remainder of 2005, wherever possible, we are attempting to utilize our current staffing levels and existing infrastructure to balance our loan production while growing our sales presence in existing and new markets. Our market share growth strategy is designed to generate loan volumes from new customers and increased business with existing customers in order to increase loan production, despite a continued contraction in the overall loan origination market. We will attempt to increase the proportion of variable costs while controlling fixed costs to minimize total expenses and maximize capacity utilization as we execute our market share growth strategy. For the remainder of 2005, we expect to average greater than one billion dollars per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We expect our loan inventory balances to increase gradually during the remainder of 2005.  We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. If our funding volumes do not generate sufficient revenues, we may utilize cash to fund operating losses. We intend to use cash reserves, borrowings under the warehouse facilities as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations which will include continued support for Sub-prime and Correspondent Lending activities which are not expected to be profitable until the fourth quarter of 2005. We are therefore dependent on significant levels of warehouse financing to help execute our mortgage banking strategy. Ignoring investments in Correspondent and Subprime lending activities we must generate approximately $750 million to $850 million in loan sales per month, assuming historical gross margins and  without extraordinary charges, to avoid negative operating cash flow.  During the three months ending March 31, 2005 we averaged $903 million per month in loan production.  See Business Risk Factors in this Item 2 below. Management believes that our Company has sufficient sources of liquidity at March 31, 2005 to meet anticipated business requirements for the foreseeable future.

Short-Term Debt

As of March 31, 2005, short-term debt consists of $409.8 million of revolving credit lines (warehouse facilities) used to fund our lending activities. As of March 31, 2005, mortgage loans held for sale totaling $424.4 million were pledged as collateral for the warehouse facilities. We are dependent on our warehouse lending facilities to operate our business.  We must maintain, renew or replace our warehouse lines of credit in order to continue to fund loans.  Our warehouse facilities consist of borrowings of $409.8 million with four financial institutions. At March 31, 2005, our maximum available borrowings combined from these four financial institutions is $1.4 billion. These facilities typically advance 96% to 99% of the lesser of par or market value of the loans pledged as collateral. Such financing is currently provided primarily under (i) a 364-day secured mortgage warehousing revolving credit agreement, originally dated as of November 26, 2001 (current expiration date is May 23, 2005 and our company expects this warehouse line facility will be renewed on this date), (the “Bank Credit Agreement”) with JPMorgan/Chase Bank; (ii) a secured mortgage warehousing revolving credit agreement, originally dated as of March 28, 2002 (there is no expiration date as this is an uncommitted facility), (the “UBS Warburg Agreement”) with UBS Warburg Real Estate Securities Inc.; (iii) a secured mortgage warehousing revolving credit agreement, originally dated as of October 11, 2002 (current expiration date of December 31, 2005), (the “Countrywide Agreement”) with Countrywide Warehouse Lending; and (iv) a 729-day secured mortgage warehousing revolving credit agreement, originally dated as of September 15, 2003 (current expiration date of July 31, 2006), (the “Agreement”) with Residential Funding Corporation. Each warehouse facility is entered into by our subsidiary American Mortgage Network, Inc. and guaranteed by AmNet Mortgage, Inc. These warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including covenants based on tangible net worth, cash flows, net income, and liquidity of our Company. As of March 31, 2005 the Company was in compliance with all warehouse line facility covenants. We believe we are in good standing with all of our warehouse lenders.

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

Rate Lock Loan Commitments to Borrowers and Commitments to Sell Loans and Mortgage Backed Securities

In the ordinary course of business, we make rate lock commitments to borrowers which obligate us to fund mortgages at set interest rates. The values of the underlying loans, and thus our expected gain on the subsequent funding and sale of these loans, may be impacted by subsequent changes in market interest rates. Accordingly, we attempt to protect (or hedge) our pricing margins by utilizing forward sales of TBAs and options on TBAs. The hedges typically increase or decrease in value in correlation to offsetting decreases or increases in the value of the loans. For the purposes of hedging our interest rate exposure on our pipeline, we make various assumptions in order to estimate the rate lock commitments which will not close (fallout ratio). The fallout ratio is applied to the total rate lock commitments to arrive at the net exposure to interest rate changes in the market. As loans fund, we typically sell or assign our hedges and enter into mandatory loan sale commitments with our correspondent investors. The following is a summary of our commitments to fund and commitments to sell loans and mortgage backed securities at March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31, 2004	December 31, 2004
Commitments to Fund Loans:
Commitments to originate loans at set interest rates (before applying estimated fallout)	$1,022,247	$813,081
Commitments to originate loans at set rates (after applying estimated fallout)	582,025	471,884
Commitment to Sell Loans or Mortgage Backed Securities:
Mandatory commitments to sell mortgage loans held for sale	312,978	100,798
Forward sales of mortgage backed securities (TBA) and options on forward sales	641,500	611,000

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

	Payments Due by Period (dollars in thousands) (unaudited)
Contractual Obligations as of March 31, 2005	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt	$12,155	$6,338	$4,512	$1,305	$—
Operating Leases	10,623	3,882	4,740	2,001	—
Total	$22,778	$10,220	$9,252	$3,306	$—

Long-term debt is in the form of bonds which are directly tied to bond collateral (assets) in the form of mortgage loans.

Business Risk Factors

Failure to Achieve and Maintain Effective Internal Controls In Accordance With Section 404 of the Sarbanes-Oxley Act Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Under Section 404 our management will be required to assess the effectiveness of our internal controls over financial reporting and our independent auditors will be required to issue an attestation report on management’s assessment. Our loan origination software consists of proprietary programs which are not completely documented, and we are currently implementing additional control measures in order to strengthen various aspects of our technology infrastructure. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain adequate internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, operating results and the trading price of our stock.

We Have a Limited Operating History in Correspondent Lending, Which Makes it Difficult to Predict our Future Prospects for this Lending Channel

In 2001 we began our mortgage banking operations and operated exclusively as a wholesale lender. As such we have worked with our approved broker clients, who refer loans to the Company for underwriting and funding. In 2004 we made a strategic decision to create a correspondent lending channel. Incremental revenues from this channel will help us to more fully leverage our wholesale lending infrastructure, particularly our headquarter administrative costs. Correspondents are larger brokers, mortgage bankers or other financial institutions who originate and fund loans and sell closed loans on a service released basis. We have hired an experienced sales team and established an operations center in Columbia Maryland to process these loan purchases. We began operations in the first quarter of 2005. The correspondent segment of the mortgage banking market is highly competitive, particularly relative to the pricing of loans, and is dominated by large financial institutions that have large and well established correspondent lending sales and operating platforms. Additionally, many of these competitors retain the servicing on the loans they purchase, and may offer their clients more operational flexibility than we intend to offer since we sell all of the loans we fund or purchase on a servicing released basis. As a result of our Company’s limited experience in correspondent lending, it is difficult to evaluate our growth prospects for this new channel. Overhead expenses directly attributable to the correspondent channel are currently in the range of $150,000 to $300,000 per month. While we continue to dedicate overhead expense to create additional capabilities and build our market presence in this new channel, we may not be able to achieve the level of anticipated loan fundings to cover our direct overhead, or it may take longer than we have anticipated.

We Have a Limited Operating History in Subprime Lending, Which Makes it Difficult to Predict our Future Prospects for this Lending Channel

In 2004 we made a strategic decision to build the infrastructure and hire executives to enable our Company to build our subprime volume to 20% of total volume by the end of 2006. We created a subprime loan underwriting center and began to hire dedicated subprime wholesale account executives. Incremental revenues from this channel will help us to more fully leverage our existing lending infrastructure, particularly our headquarter administrative costs. The subprime segment of the mortgage banking market is highly competitive, and is dominated by large, well-established firms who specialize in this segment of the market. Additionally, many of these subprime lenders have portfolio capabilities and may offer their clients more operational flexibility that we intend to offer since we sell all of the loans we fund or purchase on a servicing released basis. As a result of the competitive nature of this market segment and our Company’s limited experience in subprime lending, it is difficult to evaluate our growth prospects for this product line. Overhead expense directly attributable to the subprime business is currently in the range of $250,000 to $350,000 per month. While we will continue to dedicate overhead expense and intend to increase our overhead expenses in the first half of 2005 to recruit sales professionals and build our market presence in this new channel, we may not be able to achieve the level of anticipated fundings to cover our direct overhead, or it may take longer than we have anticipated.

We Have a Limited Operating History in the Mortgage Origination Industry, Which Makes it Difficult to Evaluate Our Current Business Performance and Future Prospects

Our Company was formed in 1997 and operated as a mortgage REIT (mortgage portfolio investment) until the fourth quarter of 2001, at which time we began originating and selling residential mortgages (mortgage banking). As a result, comparisons between financial performance in current quarters and past quarters may not be helpful in evaluating our current performance or our future prospects. The market for mortgage originations was dominated by unprecedented levels of refinances in 2002 and 2003 due to historically low interest rates. While our executive officers have extensive mortgage origination and mortgage banking experience, and we have hired experienced personnel in our mortgage banking subsidiary, the Company does not have a significant history as a mortgage banking company and many uncertainties exist as competitors address the significant contraction of the mortgage origination market. This may limit our ability to evaluate our current performance and project our future performance.

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

Expanding Our Market Presence and Market Share in the Face of a Contracting Market May Not Be Successful

The origination market was an estimated $2.7 trillion in 2004. Mainly as a result of rising interest rates, 2005 origination market volume is estimated to be $2.5 trillion. Competitiveness will increase in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. Wherever possible we are managing staffing levels and utilizing our existing infrastructure to load balance our loan production while growing our sales presence in existing and new markets. Our expansion is based upon increasing a proportion of variable costs while reducing the fixed cost per loan. There can be no assurance that this strategy will be successful in the face of stiffening competition and a contracting marketplace.

Competition in the Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

Our success depends, in large part, on our ability to originate loans in sufficient quantity such that the gain on sales of loans net of hedges and other revenue are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling loans, we compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating residential 1-4 unit mortgages, many of which have greater financial resources than us. We also face competition from companies already established in these markets. In addition to the level of home purchase activity, the mortgage loan origination market is directly tied to, the general level of interest rates, and refinance activity. The origination market was [an estimated] $3.8 trillion in 2003, due to strong home sales, low interest rates and strong refinance demand. In 2004 the origination market contracted to $2.7 trillion. Competitiveness has increased in this shrinking mortgage market, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that the variety and the price competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even as the overall market for mortgages declines; however, there can be no assurance that we will be able to successfully and profitably compete.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Generate Profitable Operations

We have made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support our loan origination business. At March 31, 2004, lease commitments for headquarter and regional offices totaled approximately 206,700 square feet. There were 784 employees including 168 employees who are paid solely by commissions. The balance of employees is salaried or hourly employees. In order to achieve profitability at this staffing level plus expected staffing levels in 2005, our monthly loan sales volume must be approximately $1.1 to $1.2 billion, absent further deterioration in pricing margins due to competitive pressures, but there can be no assurance this can be accomplished. Since our revenues are tied directly to the level of loan production and subsequent sale, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. Furthermore, should competitive pressures require us to reduce targeted gains on the sale of loans, the volume required to sustain profitability would increase. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted.

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

Our Financial Results Fluctuate As a Result of Seasonality

Although the refinance portion of our business is not seasonal, our purchase business is generally subject to seasonal trends. During 2003, our refinance business grew to a high of 90% of our activity. In 2004 and the first quarter of 2005, as we returned to more normal markets and purchase and refinance activity became more equal, seasonality became a significant factor in our business. Seasonality trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry.

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

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

We currently have four revolving warehouse borrowing facilities in place totaling $1.4 billion. These facilities enable AmNet to fund up to approximately $1.6 billion on a monthly basis. In order to continue our operations, we must maintain, renew or replace warehouse lines of credit. There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to renew our current warehouse facilities with JP Morgan/Chase Bank, UBS Warburg Real Estate Securities, Countrywide Warehouse Lending, Inc. and Residential Funding Corporation. Failure to renew facilities would limit our potential to fund loans and may adversely affect our financial results. Among the factors that will affect our ability to renew and expand our warehouse line borrowings are financial market conditions and the value and performance of our Company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. Certain agreements require the Company to record a combined profit for the second and third quarter of 2005. While the Company expects to be able to meet their covenants, if we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs, under one agreement, the lenders under our other agreements could also declare a default. Any uncured default under our credit facilities could have a materially adverse effect on our financial results. As of March 31, 2005 the Company was in compliance with all warehouse line facility covenants. We believe we are in good standing with all of our warehouse lenders.

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

We Sell a Substantial Portion of Loans We Originate to Competitors

We have warehouse line facilities with Countrywide Home Loans, Inc. (“Countrywide”). We also sell a substantial portion of our loans to Countrywide as well as other competitors. For the three months ending March 31, 2005 we sold (by loan volume) to Countrywide 47.0%, Wells Fargo Funding Inc. (“Wells Fargo”) 18.5% and Morgan Stanley Mortgage Capital Inc. (“Morgan Stanley”) 15.7% of all loan sales. If Countrywide, Wells Fargo or Morgan Stanley changes its correspondent lending strategy or procedures, or stops purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms. We could also be forced to find other sources of warehouse line borrowing. Any of these events may have an adverse effect on our results of operations.

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

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California

A large proportion of loans we fund are concentrated in California (30% by loan volume) of all loans closed for the three month period ended March 31, 2005). Although we have expanded our operations on the East Coast of the United States, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent investors for loans in California, potentially adversely affecting our results of operations and financial condition.

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

It is against our policy to engage in predatory lending practices and /or high cost loans which are defined as mortgage loans that feature either an interest rate or points and fees charged in connection with loans that exceed certain thresholds prescribed by federal or state law or local ordinances. We have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations. The companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans. If we relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. The growing number of these laws, rules and regulations will likely increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Capital Shortages Could Impede the Ability to Execute Our Mortgage Banking Strategy

Our mortgage banking activities require a significant level of cash reserves and capital to support loan inventories and overhead exposure. Additionally, while we utilize warehouse credit facilities to fund our loan origination activity, we must invest cash equity in our loan inventories approximating 0.5% to 4.0% of the cost basis of these loans. While we believe our capital base, cash reserves and cash flow from mortgage banking revenues will be sufficient to enable us to execute our mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring us to raise additional debt or equity capital or decrease or cease our origination activities.

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

Further, in rare cases, the mortgage broker may knowingly or unknowingly submit an application wherein multiple parties to the transaction (borrower, appraiser, seller, or title insurer) work in collusion to inflate the property value and/or falsify other documentation in order to obtain a mortgage loan. These types of fraudulent mortgage loans will have a high risk of default, and will likely not be fully recoverable through disposition of the underlying property securing the mortgage loans. Additionally, in the case of Alternative A loans, which in some cases permit the borrower to “state” their income but not have to provide income documentation, the mortgage broker may intentionally coach a borrower to make material misrepresentations in order to qualify for a loan.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing our Company is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We attempt to manage this risk on a daily basis.

Mortgage Origination – Interest Rate Risk

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

The methods we have used in our sensitivity analysis have not changed significantly since December 31, 2004.  We have performed various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments, and these techniques rely upon a number of critical assumptions. The scenarios presented in the table below are illustrative. Actual experience may differ materially from the estimated amounts presented for each scenario. To the extent that yield curve shifts are non-parallel, and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary. Such variances may prove material.

	(dollars in thousands)
			If Interest Rates Were To
	March 31, 2005		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$37,286	$37,286	$37,286	$37,286	$37,286	$37,286
Mortgage loans held for sale, net, pledged, (lower of cost or market)	424,401	425,909	424,355	427,199	422,758	428,450
Derivative financial instruments	288	288	1,011	(1,176)	282	(3,630)
Bond collateral and real estate owned, net	13,745	14,426	14,390	14,476	14,366	14,534
Total interest-earning assets	$475,720	$477,909	$477,042	$477,785	$474,692	$476,640

Interest-bearing liabilities:
Short-term debt	$409,803	$409,803	$409,803	$409,803	$409,803	$409,803
Long-term debt, net	12,155	12,155	12,155	12,155	12,155	12,155
Total interest-bearing liabilities	$421,958	$421,958	$421,958	$421,958	$421,958	$421,958

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

The Company did not repurchase any of its shares in the quarter ended March 31, 2005. The Company’s repurchase program announced May 13, 2004 authorized the repurchase of 400,000 shares of which 294,610 remain available to be repurchased with no expiration date on this program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) None
(b) None

ITEM 6.	EXHIBITS

(a)		Exhibits
	(1)	3.1	Second Articles of Amendment and Restatement of the Registrant
	(2)	3.1A	Articles of Amendment (regarding name change)
	(3)	3.2	Fourth Amended and Restated Bylaws of the Registrant
	(4)	4.1	Registration Rights Agreement dated February 11, 1997
	(3)	4.3	First Amended and Restated Rights Agreement by and between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004.
	(4)	10.6	1997 Stock Incentive Plan
	(4)	10.7	Form of 1997 Stock Option Plan, as amended
	(4)	10.8	Form of 1997 Outside Directors Stock Option Plan
	(4)	10.9	Form of Employee Stock Purchase Plan
	(4)	10.14	Form of Indemnity Agreement
	(5)	10.17	The Termination and Release Agreement, dated as of December 20, 2001
	(5)	10.18	Amendment No. 1 to the Securities Purchase Agreement, dated as of December 20, 2001

(5)	10.19	Amendment No. 1 to the Registration Rights Agreement, dated as of December 20, 2001
(6)	10.20	Lease between American Residential Investment Trust, Inc. and Sorrento Wateridge Partners, L.P. dated November 30, 2001
(7)	10.21	Executive Employment Agreement between AmNet Mortgage, Inc. and John Robbins dated September 30, 2004.
(7)	10.22	Executive Employment Agreement between AmNet Mortgage, Inc. and Jay Fuller dated September 30, 2004.
(7)	10.23	Executive Employment Agreement between AmNet Mortgage, Inc. and Judith A. Berry dated September 30, 2004.
(7)	10.24	Executive Employment Agreement between AmNet Mortgage, Inc. and Lisa Faulk dated September 30, 2004.
(8)	10.25	Long Term Incentive Cash Plan for Executive Officers
(8)	10.26	2004 Executive Bonus Plan Description
(9)	10.27	2004 Equity Incentive Plan
(9)	10.28	Stock Repurchase Agreement dated June 24, 2004 with Home Asset Management Corp.
(10)	10.29	Form of Restricted Stock Agreement
(10)	10.30	Form of Long Term Incentive Plan Restricted Stock Agreement
(10)	10.31	Form of Standard Restricted Stock Unit Agreement
(10)	10.32	Form of Executive Restricted Stock Unit Agreement
(10)	10.33	Form of Stock Option Agreement
(10)	10.34	Executive Officer Annual Cash Bonus Program – 2005
(10)	10.35	Cash Long Term Incentive Program (2005-2006)
(10)	10.36	Cash Long Term Incentive Program (2005-2007)
(10)	10.37	Form of Director Stock Option Agreement
(10)	10.38	Form of Director Restricted Stock Agreement
(10)	10.39	Schedule of Director Compensation
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32.1	Certification of Chief Executive Officer
	32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed May 17, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004.
(4)	Incorporated by reference to Registration Statement on Form S-11 filed September 25, 1997 (File No. 333-33679).
(5)	Incorporated by reference to the Company’s current Report on Form 8-K filed January 9, 2002 (File No. 001-13485).
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 6, 2004.
(8)	Incorporated by reference to the Company’s Amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 filed April 29, 2004.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed August 16, 2004.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 7, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMNET MORTGAGE, INC.

Dated: May 16, 2005	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President Chief Financial Officer