Form 10-K/A
period 2004-12-31
AmNet Mortgage, Inc.
filed 2005-07-06
CIK 1035744

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment Number 2

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

        Keith A. Johnson is Vice Chairman of Fieldstone Communities, Inc., a home building company, and has held that position since April, 1999. He co-founded the Fieldstone Group of Companies in 1981 and served as Chief Executive Officer of Fieldstone Communities, Inc. from November 1993 through December 2000. Mr. Johnson currently serves as a director of Fieldstone Communities, Inc., and Hardage Suite Hotels, LLC. Mr. Johnson serves as a trustee of the University of San Diego and The Nature Conservancy of California. He also serves on advisory boards to the University of San Diego and San Diego State University, and several charitable organizations. Mr. Johnson is President of the Johnson Family Foundation, Vice Chairman of the Fieldstone Foundation and a trustee of the Homebuilding Industry Foundation. In March 2005, the Board of Directors appointed Mr. Johnson as Lead Director.

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

        Herbert B. Tasker is Senior Advisor to AIG United Guaranty Mortgage Insurance. A position he has held since July 2004. Mr. Tasker was formerly the Vice Chairman of AIG Centre Capital, a mortgage conduit, from 1999 to 2004. From 1995 to 1999, he was Executive Vice President at Irwin Mortgage. He is the former President of the National Mortgage Bankers Association of America, as well as a former President of California Mortgage Bankers Association and President of Southern California Mortgage Bankers. He was Chairman of the Board and Chief Executive Officer for Mason McDuffie from 1982 to 1984 and for All Pacific Mortgage from 1989 to 1994. Mr. Tasker currently serves on the board of First American Corporation (FAF; NYSE). He is a member of the Board of Trustees of the University of San Diego, and is on the advisory board of First American Guaranty Company. Until recently, he also served on the advisory board of PMI Mortgage Insurance Company. Mr. Tasker is a Certified Mortgage Banker ("CMB"), the highest professional designation in mortgage banking. He is also a registered California Real Estate Broker.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation Awards
							Awards		Payouts
Name and Principal Position	Year	Salary(1)		Bonus(2)		Other Annual Compensation(3)	Restricted Stock Awards(4)(5)	Securities under-lying options/ SARS	Payouts LTIP Payouts(4)	All other Compensation(6)
John M. Robbins Chief Executive Officer, President, Chief Operating Officer and Chairman of the Board of Directors	2004 2003 2002	$ $ $	490,214 453,371 439,186	$ $ $	0 626,130 252,504	$112,481 — —	$380,043 — —	0 80,000 0	$380,040 — —	$1,142 3,500 —
Jay M. Fuller Executive Vice President of Production	2004 2003 2002	$ $ $	325,000 318,816 346,495	$ $ $	0 365,363 83,210	$67,066 — —	$183,546 — —	0 20,000 0	$183,542 — —	$1,134 3,500 —
Judith A. Berry Executive Vice President and Chief Financial Officer	2004 2003 2002	$ $ $	265,255 255,150 269,161	$ $ $	0 303,884 169,129	$55,903 — —	$148,356 — —	0 20,000 0	$148,359 — —	$1,142 3,000 —
Lisa S. Faulk Executive Vice President of Operations	2004 2003 2002	$ $ $	225,000 203,684 207,085	$ $ $	0 244,420 132,622	$50,252 — —	$122,211 — —	0 20,000 0	$122,211	$1,141 3,000 —

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

(3)
Includes options to purchase 140,000 shares of common stock that have SARs granted in tandem with such options. The SARs are for 35% of the difference between the fair market value of the common stock at the time the related option is exercised and the exercise price of $12.50, up to a maximum of $25 per share.

Compensation of Directors

        In April 2005, our Board of Directors approved the following compensation for our non-employee directors. Each non-employee director of our Company is paid annual cash compensation of $22,000 with an additional $1,200 paid for attendance in person at a regularly scheduled board meeting, $1800 for attendance in person at a regularly scheduled Audit Committee meeting, $1,000 for attendance in person at a special board meeting or any committee meetings other than Audit Committee meetings, $600 for attending a regular board meeting telephonically and $500 for attending a special board meeting or any committee meeting telephonically. Committee chairpersons receive additional annual compensation as follows: Audit Committee, $5,000 and other committees $3,000. In addition, the directors will be paid at an hourly rate of $250 for time spent outside of meetings on board or committee matters other than in preparation for regularly scheduled board or committee meetings. All directors will be reimbursed for any expenses related to attendance at meetings of the Board or committees of the Board or our stockholders meeting. In addition to cash compensation, each non-employee director of our Company receives an initial equity grant of at the time he begins service as a director. The initial grant vests over a three-year period (one-third every twelve months). Thereafter, each non-employee director of our Company receives an annual equity grant to be awarded on the date of the annual meeting of our stockholders. Such grant vests after one year. The initial equity grant and the annual equity grant to the non-employee directors which was 7,500 option shares until the time we adopted our 2004 Equity Incentive Plan, now consists of a restricted stock award of

2,300 shares and an option grant of 3,300 shares, with the option exercise price equal to the fair market value on the date of grant.

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

        In 2004, the Board adopted a Supplemental Executive Retirement Plan, to be effective as of January 1, 2003 (the "Plan"). The Plan provides executive officers and other eligible highly compensated employees with the opportunity to participate in awards of deferred compensation, if any, which the Company may, in its sole and absolute discretion, award any participant under the Plan. Unless otherwise determined by the Company's compensation committee at the time of any award, each award under the Plan shall vest after five (5) years of service, and the vesting of any award shall be 100% accelerated upon the occurrence of certain events (namely a change in control, disability, termination without cause or death). The Plan year is the calendar year. Participants may elect the timing of the distribution of any vested Company contribution and may also elect to receive such distribution in the form of either a lump sum or in annual installments. Distributions occur upon termination of service or upon such other dates that may be elected by the participant in accordance with the terms of the Plan. Awards are adjusted for gain or loss based on the performance of one or more hypothetical investment options selected by the participant from among the options, if any, chosen by the committee appointed to administer the Plan. The Company, in its sole discretion may suspend or terminate the Plan or revise or amend it in any respect whatsoever; provided, however, that no such action may reduce amounts credited to Plan accounts, and such accounts will continue to be owed to the participants or their beneficiaries and will continue to be a liability of the Company.

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

	Shares Beneficially Owned(1)
Beneficial Owner	Number of Shares	Percentage of Class(2)
The Nierenberg Investment Management Company(3)	1,371,200	18.4%
Howard Amster(4)	828,975	11.2%
Aegis Financial Corporation(5)	490,821	6.6%
Flagg Street Partners LP(6)	401,321	5.4%
Robert T. Barnum(7)	15,800	*
H. James Brown(8)	47,809	*
Robert A. Gunst(7)	10,800	*
Keith A. Johnson(9)	73,799	*
David Nierenberg(7)(10)	1,381,000	18.6%
Richard T. Pratt(8)	60,600	*
Mark J. Riedy(8)	68,300	*
John M. Robbins(11)	762,564	9.5%
Herbert B. Tasker(7)	9,800	*
Jay M. Fuller(12)	391,994	5.1%
Judith A. Berry(13)	153,559	2.0%
Lisa S. Faulk(14)	109,134	1.5%
All Directors and Executive Officers as a group (12 persons)(15)	3,085,159	35.4%

*
Represents less than 1% of the outstanding shares of our common stock.

(1)
Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2)
Calculated on the basis of 7,433,407 shares of common stock outstanding on April 19, 2005 (which includes 111,084 shares of restricted stock deemed outstanding and in the process of being issued). However, shares of common stock underlying options exercisable within 60 days of April 19, 2005 are deemed to be outstanding pursuant to the rules of the Securities and Exchange Commission for purposes of calculating the beneficial ownership of securities of the holders of such options. Options granted to our Executive Officers and Directors under our 1997 Stock Option Plan are generally immediately exercisable, subject to our right to purchase unvested shares upon termination of employment or other service.

(3)
The address for The Nierenberg Investment Management Company is 19605 NE 8th Street, Camas, WA 98607. The Nierenberg Investment Management Company is the General Partner of the D3 Family Funds, L.P. (which owns 926,002 shares), The D3 Family Retirement Fund, L.P. (which owns 286,986 shares), The D3 Children's Fund, L.P. (which owns 65,800 shares), The D3 Offshore Fund, L.P. (which owns 63,912 shares), and the D3 Family Bulldog Fund, L.P. (which owns 16,400 shares). See note 10.

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

(6)
This information is derived from the Schedule 13G filed with the SEC on March 29, 2005 by Flagg Street Partners LP (95,021), Flagg Street Partners Qualified LP (107,519), Flagg Street Offshore LP (198,781), Flagg Street Capital LLC ("Capital") and Jonathon Starr. Flagg Street entities and Mr. Starr's address are 44 Brattle Street, Cambridge, MA, 02138. Mr. Starr is the managing member of Capital, which is the general partner of the other entities, which are the record holders of the shares as indicated above. Mr. Starr has voting and investment authority with respect to the shares.

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

        In March 2004, the Manager sold 1.1 million shares of our common stock to The D3 Family Funds in a negotiated private transaction (the "Stock Sale"). As a result of the Stock Sale, the Manager and the TCW Entities collectively no longer hold at least 800,000 shares of our common stock and the Manager no longer has a right to designate a Board nominee. Concurrently with the consummation of the Stock Sale transaction, Mr. Rocchio resigned from our Board and David Nierenberg, upon the recommendation of the Nominating and Corporate Governance Committee, was appointed by the Board to fill the vacancy created by Mr. Rocchio's resignation. Effective upon the consummation of the Stock Sale, we amended our Stockholder Rights Plan to remove the Manager and the TCW Entities as parties permitted to own up to 25% of our outstanding common stock, as permitted by the original Stockholder Rights Plan, and to add The D3 Family Funds as parties permitted to own up to 18% of our outstanding common stock. Securities issued to Mr. Nierenberg for his services as a director of the Company are excluded from this maximum. The remaining 500,000 shares held by the Manager were purchased by AmNet Mortgage, Inc. through a privately negotiated transaction. The purchase price was $8.80 per share resulting in a total cash outlay of $4.5 million by AmNet Mortgage, Inc.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Item 15(a)(3) is amended in its entirety as follows:

Exhibit Number		Description
(1)3.1		Second Articles of Amendment and Restatement of the Registrant
(2)3.1A		Articles of Amendment (regarding name change)
(3)3.2		Fourth Amended and Restated Bylaws of the Registrant
(4)4.1		Registration Rights Agreement dated February 11, 1997
(3)4.3		First Amended and Restated Rights Agreement by and between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004.
(4)10.6	+	1997 Stock Incentive Plan
(4)10.7	+	Form of 1997 Stock Option Plan, as amended
(4)10.8	+	Form of 1997 Outside Directors Stock Option Plan
(4)10.9	+	Form of Employee Stock Purchase Plan
(4)10.14	+	Form of Indemnity Agreement
(5)10.17		The Termination and Release Agreement, dated as of December 20, 2001
(5)10.18		Amendment No. 1 to the Securities Purchase Agreement, dated as of December 20, 2001
(5)10.19		Amendment No. 1 to the Registration Rights Agreement, dated as of December 20, 2001
(6)10.20		Lease between American Residential Investment Trust, Inc. and Sorrento Wateridge Partners, L.P. dated November 30, 2001
(7)10.21	+	Executive Employment Agreement between AmNet Mortgage, Inc. and John Robbins dated September 30, 2004.
(7)10.22	+	Executive Employment Agreement between AmNet Mortgage, Inc. and Jay Fuller dated September 30, 2004.
(7)10.23	+	Executive Employment Agreement between AmNet Mortgage, Inc. and Judith A. Berry dated September 30, 2004.
(7)10.24	+	Executive Employment Agreement between AmNet Mortgage, Inc. and Lisa Faulk dated September 30, 2004.
(8)10.25	+	Long Term Incentive Cash Plan for Executive Officers
(11)10.25A	+	Amendment to the Long Term Incentive Cash Plan
(8)10.26	+	2004 Executive Bonus Plan Description
(9)10.27	+	2004 Equity Incentive Plan
(9)10.28		Stock Repurchase Agreement dated June 24, 2004 with Home Asset Management Corp.

(9)10.28.1	+	Supplemental Executive Retirement Plan
(10)10.29	+	Form of Restricted Stock Agreement
(10)10.30	+	Form of Long Term Incentive Plan Restricted Stock Agreement
(10)10.31	+	Form of Standard Restricted Stock Unit Agreement
(10)10.32	+	Form of Executive Restricted Stock Unit Agreement
(10)10.33	+	Form of Stock Option Agreement
(10)10.34	+	Executive Officer Annual Cash Bonus Program—2005
(10)10.35	+	Cash Long Term Incentive Program (2005-2006)
(10)10.36	+	Cash Long Term Incentive Program (2005-2007)
(10)10.37	+	Form of Director Stock Option Agreement
(10)10.38	+	Form of Director Restricted Stock Agreement
(10)10.39	+	Schedule of Director Compensation
(12)21.1		Subsidiaries of the Registrant
(12)23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Chief Executive Officer
31.2		Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer
32.2		Certification of Chief Financial Officer

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

(9)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed August 16, 2004.

(10)
Incorporated by reference to the Company's Current Report on Form 8-K filed April 7, 2005.

(11)
Incorporated by reference to the Company's Current Report on Form 8-K filed February 11, 2005.

(12)
Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed March 30, 2005.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to our report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on July 6, 2005.

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