Form 10-Q
period 2005-06-30
AmNet Mortgage, Inc.
filed 2005-08-15
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: June 30, 2005

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

☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,433,407 as of July 29, 2005

INDEX

PART I. FINANCIAL INFORMATION	3

Item 1. Consolidated Financial Statements	3

Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended June 30, 2005 and June 30, 2004 and for the six months ended June 30, 2005 and June 30, 2004.	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004.	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION	41

Item 1. Legal Proceedings	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 5. Other Information	41

Item 6. Exhibits	41

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets, unaudited

(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$28,636	$50,600
Cash and cash equivalents—restricted	2,850	2,100
Mortgage loans held for sale, net, pledged (lower of cost or market)	512,394	238,440
Bond collateral, mortgage loans, net	11,381	14,509
Bond collateral, real estate owned, net	254	479
Accounts receivable—mortgage loans sold/funded	36,092	16,167
Derivative financial instruments	—	616
Accrued interest receivable	1,018	819
Deferred taxes	11,535	10,694
Other assets	6,410	6,055
	$610,570	$340,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$500,786	$232,236
Long-term debt, net	10,057	13,500
Derivative financial instruments	568	—
Accounts payable—derivative financial instruments	2,262	37
Accrued interest payable	1,374	515
Accrued commissions and payroll	7,955	5,218
Recourse liabilities associated with loan sales	5,724	5,480
Accrued expenses and other liabilities	5,285	6,212
Total liabilities	534,011	263,198
Commitments and contingencies (Note 12)
Minority interest	97	100
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 24,900,000 shares authorized; 7,433,407 shares issued and outstanding in 2005, and 7,389,133 shares issued and outstanding in 2004	73	73
Additional paid-in-capital	105,253	103,718
Deferred compensation	(1,190)	—
Accumulated deficit	(27,674)	(26,610)
Total stockholders’ equity	76,462	77,181
	$610,570	$340,479

See accompanying notes to consolidated financial statements.

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income, unaudited

(in thousands, except per share data)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

Revenues
Gain on sales of loans	$32,635	$2,323	$50,908	$17,839
Derivative financial instruments and market adjustments
Derivative financial instruments—forward sales of mortgage-backed securities and options to sell mortgage-backed securities	(11,421)	10,857	(8,366)	5,370
Market adjustment on interest rate lock commitments	1,635	4,390	1,639	3,233
Total derivative financial instruments and market adjustments	(9,786)	15,247	(6,727)	8,603
Interest on mortgage assets	15,321	9,569	25,440	16,211
Other income	182	434	384	729
Total revenue, net of derivative financial instruments and adjustments	38,352	27,573	70,005	43,382
Expenses
Employee compensation and benefits	21,266	14,399	38,531	26,242
Interest expense	11,886	4,754	18,747	7,994
Office and occupancy expense	947	959	2,050	1,795
Provision for loan losses (bond collateral)	170	128	232	128
Loss/(gain) on sale of real estate owned, net	12	(61)	9	(320)
(Gain)/loss on bond collateral sold	(38)	880	(38)	5,309
Professional fees	1,893	1,369	3,034	2,404
Other operating expenses	5,095	4,687	9,415	8,940
Total expenses	41,231	27,115	71,980	52,492
(Loss) income before income taxes	(2,879)	458	(1,975)	(9,110)
Income tax (benefit) provision	(1,307)	250	(910)	(3,646)
Net (loss) income	$(1,572)	$208	$(1,065)	$(5,464)

Basic weighted average shares outstanding	7,431,581	7,838,504	7,396,661	7,856,426
Diluted weighted average shares outstanding	7,431,581	8,582,572	7,396,661	7,856,426

Net (loss) income per share-basic	$(0.21)	$0.03	$(0.14)	$(0.70)

Net (loss) income per share-diluted	$(0.21)	$0.02	$(0.14)	$(0.70)

See accompanying notes to consolidated financial statements.

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,065)	$(5,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on bond collateral sold	—	5,309
Amortization of mortgage assets premiums	7	980
Amortization of capitalized costs	—	474
Amortization of deferred compensation	242	—
Provision for loan losses (bond collateral)	232	128
Change in real estate owned provision (bond collateral)	23	401
Loss/(gain) on sale of real estate owned, net	9	(320)
Proceeds from sale of mortgage loans held for sale	6,133,187	4,250,085
Mortgage loan originations	(6,407,140)	(4,439,585)
Increase in restricted cash	(750)	(190)
Increase in loans held for sale, not pledged (formerly bond collateral)	—	(7,016)
Increase in accounts receivable—mortgage loans sold/funded	(19,925)	(1,702)
Decrease in derivative financial instruments, net	1,184	877
(Increase)/decrease in accrued interest receivable	(199)	1,580
Increase in deferred taxes	(841)	(1,803)
Increase in other assets	(355)	(678)
Increase in accrued interest payable	859	97
Increase/(decrease) in accounts payable—derivative financial instruments	2,225	(1,139)
Increase in loss reserve, mortgage loans sold	243	1,016
Increase/(decrease) in accrued commissions and payroll	2,737	(478)
Decrease in accrued expenses and other liabilities	(927)	(4,855)
(Decrease)/increase in minority interest	(3)	26
Net cash used in operating activities	(290,257)	(202,257)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans held or pending sale (June 30, 2004)	2,907	26,761
Proceeds from sale of bond collateral	—	112,456
Proceeds from sale of real estate owned	175	1,589
Net cash provided by investing activities	3,082	140,806
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt related to bond collateral held or pending sale (June 30, 2004)	(3,443)	(26,849)
Payments on long-term debt from sale of bond collateral	—	(85,878)
Increase in net borrowings from short-term debt	268,550	185,189
Stock options exercised	104	33
Purchase of treasury stock	—	(4,500)
Net cash provided by financing activities	265,211	67,995
Net (decrease) increase in cash and cash equivalents	(21,964)	6,544
Cash and cash equivalents at beginning of year	50,600	44,400
Cash and cash equivalents at end of period	$28,636	$50,944
Supplemental information:
Interest paid	$17,888	$7,898
Taxes paid	$820	$2,784

See accompanying notes to consolidated financial statements.

AMNET MORTGAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies and Practices

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of AmNet Mortgage, Inc., a Maryland corporation, American Mortgage Network, Inc., a Delaware corporation and wholly-owned subsidiary of AmNet Mortgage, Inc., American Residential Eagle, Inc., a Delaware special purpose corporation and wholly-owned subsidiary of AmNet Mortgage, Inc. and American Residential Eagle 2, Inc., a Delaware limited purpose corporation and wholly-owned subsidiary of American Residential Eagle, Inc. Substantially all of the assets of American Residential Eagle, Inc. are pledged to support long-term debt in the form of a collateralized mortgage bond and is not available for the satisfaction of general claims of AmNet Mortgage, Inc. American Residential Holdings, Inc. is an affiliate of AmNet Mortgage, Inc. that is consolidated in accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities.” All entities are together referred to as the “Company” or “AmNet.” The Company’s exposure to loss on the assets pledged as collateral is limited to its net investment, as the collateralized mortgage bond is non-recourse to the Company. All significant intercompany balances and transactions have been eliminated in the consolidation of AmNet. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim period presented. These adjustments are of a normal recurring nature. The interim financial data as of June 30, 2005 and June 30, 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

Accounting For Changes and Error Corrections

During the quarter ending June 30, 2005, the FASB issued “FAS No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3”.  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the future, if changes or corrections are necessary, the Company will be guided by FAS No. 154.

Stock Options and Restricted Stock

The Company elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans: the 2004 Equity Incentive Plan and 1997 Employee Stock Purchase Plan. Accordingly, no compensation cost has been recognized in the financial statements for stock options. Compensation in the form of restricted stock is recognized through amortization of deferred compensation. SFAS No. 123 “Accounting for Stock Based Compensation” requires pro forma disclosures of expense computed as if the fair value-based method had been applied in the financial statements of companies that continue to account for such arrangements under Opinion No. 25.

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

The FASB amended SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” in December, 2004. The amendment requires the Company to record compensation expense for all share-based compensation beginning January 1, 2006. When adopted, this standard will have a negative impact on earnings of approximately $66 thousand per month in future periods since stock options already issued will vest in future periods and be expensed.

During the six month period ending June 30, 2005 the Company authorized the issuance of  92,684 shares of restricted stock to executives within the Company which will vest over a three year period beginning in February of 2005. The Company also authorized the issuance of 18,400 shares of restricted stock to outside board members of the Company which will vest August 12, 2005. The value of these shares is being expensed over the vesting period.  On March 31, 2005 the Company authorized 47,900 restricted stock units to eleven senior executives of the Company with 50% vesting on December 31, 2008 and 2009 respectively.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology, the Company’s net loss would have been as follows (in thousands except income per share) (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net (loss) income as reported	$(1,572)	$208	$(1,065)	$(5,464)
Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax effects (See Note 10)	(129)	(193)	(1,293)	(814)
Pro forma net (loss) income	$(1,701)	$15	$(2,358)	$(6,278)
(Loss) income per share:
Basic as reported	$(0.21)	$0.03	$(0.14)	$(0.70)
Basic pro forma	$(0.23)	$0.00	$(0.32)	$(0.80)
Diluted as reported	$(0.21)	$0.02	$(0.14)	$(0.70)
Diluted pro forma	$(0.23)	$0.00	$(0.32)	$(0.80)

The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company’s experience. The volatility component of the calculation to establish stock option value has been revised and is reflected in stock based compensation expense for the three months and six months ended June 30, 2005 and 2004.

Note 2.  Income Per Share

The following table illustrates the computation of basic and diluted income per share (in thousands, except share and per share data) (unaudited):

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Numerator:
Numerator for basic (loss) income per share	$(1,572)	$208	$(1,065)	$(5,464)
Denominator:
Denominator for basic (loss) income per share - weighted average number of common shares outstanding during the period	7,431,581	7,838,504	7,396,661	7,856,426
Denominator for diluted (loss) income per share	7,431,581	8,582,572	7,396,661	7,856,426

(Loss) income per share - basic	$(0.21)	$0.03	$(0.14)	$(0.70)
(Loss) income per share - diluted	$(0.21)	$0.02	$(0.14)	$(0.70)

For the six months ended June 30, 2005 and 2004 there were 1,150,263 and 1,083,149 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 3.  Concentrations

For the six months ending June 30, 2005, the Company sold the majority of its loans (by volume) to three correspondent investors, Countrywide Home Loans, Inc. (45.2%), Morgan Stanley Mortgage Capital Inc. (18.2%) and Wells Fargo Funding, Inc. (12.9%). The Company’s considerations in deciding where to sell loans are price and operational efficiency.  The Company also considers speed of execution and loan product guidelines.  The Company believes that all of the loans it sells currently could be sold to a number of other investors.

In addition, approximately 32% of the dollar value of loans generated were derived from loans originated in California.  While the Company generates loans on a nationwide basis, it is anticipated that the Company will continue to have a significant concentration of loans originated from California.

Note 4.  Mortgage Loans Held for Sale, net, pledged

AmNet has pledged loans held for sale totaling approximately $512.4 million to secure credit lines (warehouse facilities) from four financial institutions. (See Note 7. “Short-Term Debt.”). Mortgage loans held for sale at June 30, 2005 consist of loans which have been committed for sale of approximately $337.2 million and loans available for sale of approximately $175.2 million, all of which are carried at the lower of cost or market value.

Note 5.  Bond Collateral, Mortgage Loans, net

AmNet has pledged collateral in order to secure the long-term debt issued in the form of CMOs. Bond Collateral Mortgage Loans consist primarily of subprime credit, 30-year mortgage loans secured by first liens on one-to-four family residential properties. As of June 30, 2005 and 2004, 100% of the bond collateral mortgage loans are adjustable-rate mortgages. All Bond Collateral Mortgage Loans are pledged to secure repayment of the related long-term debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment of the long-term debt obligation. The obligations under the long-term debt are payable solely from the bond collateral and are otherwise non-recourse to AmNet.

In March of 2004, approximately $113.9 million in Bond Collateral Mortgage Loans and approximately $2.3 million in REO bond collateral were reclassified as held for sale.  By September 30, 2004 all of these mortgage loans including real estate owned, had been sold.  One remaining portfolio (CMO/FASIT 1998-1) was not sold.  Bond collateral for this structure is shown in the Consolidated Balance Sheets as Bond collateral, mortgage loans, net and Bond collateral, real estate owned, net.

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

AmNet estimates the number of rate locked loan commitments in the pipeline that will not close in order to calculate its interest rate exposure on a daily basis. AmNet then purchases hedging instruments in order to try to protect profit margins on the pipeline. The hedging instruments typically used are forward sales of mortgage-backed securities (“TBA”) and options on forward sales of mortgage-backed securities. Historically, changes in the price of these instruments closely relate to changes in the value (price) of loans in the pipeline. The Company has elected not to apply hedge accounting for the derivative financial instruments.

At June 30, 2005 and December 31, 2004 AmNet had the following commitments to originate loans and loans not yet committed for sale to investors, and offsetting hedge coverage; (dollars in thousands) (unaudited).  (Note that interest rate exposure does not directly correspond to the notional amounts of hedge coverage without applying an option adjusted spread factor to the pipeline and hedges):

	June 30, 2005	December 31, 2004
Interest rate exposure:

Commitments to originate loans at set interest rates (after applying estimated fallout)	$1,003,410	$471,884

Funded loans not yet committed for sale to investors (closed loans)	175,199	138,250
	1,178,609	610,134
Hedge coverage:

Forward sales of To Be Announced mortgage-backed securities (“TBA”)(notional amount)	1,055,500	511,000

Options on forward sales of mortgage-backed securities (notional amount)	190,000	100,000
	1,245,500	611,000

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

The following is a summary of the carrying value of AmNet’s derivative instruments as of June 30, 2005 and December 31, 2004 (dollars in thousands) (unaudited):

June 30, 2005	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
Forward sales of mortgage-backed securities (TBAs):
Fifteen year Fannie Mae	4.5-5.5 MBS	$500 -20,000	$(401)	Jul 19-Sept 19, 2005
Thirty year Fannie Mae	4.5-6.0 MBS	1,000 -30,000	(1,759)	Aug 11-Sept 14, 2005
Thirty year Ginnie Mae	5.0-6.0 MBS	500 - 8,000	(101)	Jul 21-Sept 21, 2005
Forward commitments by investor	5.125-5.5	1,200 - 10,000	(429)	Jul 22-Aug 31, 2005
Options on TBAs:
Thirty year Fannie Mae	5.0 - 5.5 Puts	10,000 - 40,000	45	Jul 7 - Aug 5, 2005
Rate locked loan commitments			2,077
Total derivative financial instruments			$(568)

December 31, 2004	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Date
Forward sales of mortgage-backed securities (TBAs):
Fifteen year Fannie Mae	4.5-5.5 MBS	$1,000 - 20,000	$(101)	Jan 19-Mar 17, 2005
Thirty year Fannie Mae	5.0-6.0 MBS	500 - 20,000	(224)	Jan 3-Mar 14, 2005
Thirty year Ginnie Mae	5.0-5.5 MBS	500 - 6,000	(82)	Jan 20-Mar 22, 2005
Forward commitments by an investor	4.625-5.75	2,000 - 20,000	584	Jan 14-Feb 15, 2005
Options on TBAs:
Thirty year Fannie Mae	5.0-5.5 Puts	20,000 - 30,000	2	Jan 13, 2005
Rate locked loan commitments			437
Total derivative financial instruments			$616

The following is a summary of the components within Total derivative financial instruments and market adjustments (expense) income (dollars in thousands) (unaudited):

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Derivative financial instruments - (expense) income:
Change in value of Options - open positions	$(1,854)	$(2,138)	$(1,694)	$(3,097)
Options (loss)/gain - closed positions	228	4,287	259	4,287
Change in value of TBAs - open positions	(1,762)	(5,698)	(2,866)	(4,231)
Change in market adjustment on interest rate locked loan commitments	1,635	4,390	1,639	3,233
TBA gain - closed positions	(8,033)	14,406	(4,065)	8,411

Total derivative financial instruments and market adjustments (expense) income:	$(9,786)	$15,247	$(6,727)	$8,603

Note 7.  Short-Term Debt

As of June 30, 2005, mortgage loans held for sale totaling $512.4 million were pledged as collateral for warehouse facility borrowings of $500.8 million with four financial institutions. At June 30, 2005, the Company’s maximum borrowing capacity combined from these four financial institutions was $2.1 billion (including $500 million through temporary facilities).  The table below shows the age of pledged mortgage loans as of June 30, 2005 (in thousands) (unaudited):

Aging Range	Number of Loans	Warehouse Line Usage	% of Total

Less than 30 days	2,255	$456,580	91.2%
30 to 60 days	19	4,396	0.9%
61 to 90 days	244	39,102	7.8%
91 to 120 days	10	708	0.1%
Total	2,528	$500,786	100.0%

Of the $500.8 million of warehouse line usage at June 30, 2005, $212.7 million was funded through uncommitted warehouse facilities.

The warehouse facilities mature on various dates in 2005 and 2006, and generally bear interest at one-month LIBOR plus spread. The weighted average borrowing rates were 4.49% and 2.63% for the three months ending June 30, 2005 and June 30, 2004 respectively. The weighted-average borrowing rate was 4.27% for the six months ending June 30, 2005 and 2.56% for the six months ending June 30, 2004. The weighted-average facility fee was .23% for the six months ending June 30, 2005 and June 30, 2004 on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants restricting, among other things, the absolute level of leverage, minimum levels of cash reserves, profitability and stockholders’ equity. We are also, in a certain instance, required to maintain a restricted cash account with one of our warehouse lenders. During the six months ending June 30, 2005 we were required to add $425 thousand to our cash account due to general business conditions and $325 thousand due to a $100 million credit increase.  There were no changes in the restricted cash account during the quarter ending June 30, 2005.  As of June 30, 2005 the Company was out of compliance with certain warehouse line facility covenants. Waivers were obtained from three of our four warehouse providers and we believe we are in good standing with all of our warehouse lenders. The Company is in the process of obtaining the final waiver and is expected to be received by August 22, 2005.

Note 8.  Long-Term Debt Related to Securitizations, net

The components of the long-term debt at June 30, 2005 and December 31, 2004, along with selected other information are summarized below (dollars in thousands) (unaudited):

CMO/ FASIT 1998-1 Securitization	June 30, 2005	December 31, 2004

Long-term debt	$10,057	$13,500

Weighted average financing rates	4.71%	3.46%

The table below shows the Company’s expected future payments for future obligations under the long-term debt agreement (000’s):

	Payments Due by Period
Contractual Obligations as of June 30, 2005	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt	$10,057	$3,477	$4,882	$1,698	$—

Note 9.  Recourse Liabilities Associated With Loan Sales

We sell loans to private investors and other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to repurchase loans or indemnify and hold the investor harmless against any loss arising from early payment default activity and errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from brokers and correspondents. At June 30, 2005 and December 31, 2004, we had approximately $4.6 million at both dates, recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect, may extend to the life of the loan.

Under most of our loan sale agreements, we are also obligated to refund premiums to investors if loans pay off within a certain number of days after the settlement of our loan sale. These refunds are referred to as early prepayment premiums or (“EPPs”). The EPP exposure period generally ranges up to 180 days after the settlement date. At June 30, 2005 and December 31, 2004, we had approximately $980 and $894 thousand, respectively, recorded as an estimated reserve for premium refunds that may occur as a result of loans sales which were still subject to EPP liability.

Reserve activity for the periods presented is as follows (dollars in thousands):

	Reserve For Repurchase Obligations	Premium Prepayment Reserve	Total
Balance at December 31, 2003	$2,841	$298	$3,139
Payments	(1,784)	(2,519)	(4,303)
Provisions	3,529	3,115	6,644
Balance at December 31, 2004	4,586	894	5,480
Payments	(632)	(1,388)	(2,020)
Provisions	790	1,474	2,264
Balance at June 30, 2005	$4,744	$980	$5,724

The balances for the Reserve For Repurchase Obligations and Premium Prepayment Reserve are included in the Consolidated Balance Sheets in the Recourse liabilities associated with loan sales line item. The payments and provisions represent the yearly change of the balance sheet accounts. The related expense for the three months ending June 30, 2005 and June 30, 2004 is included in the Consolidated Statements of Operations and Comprehensive (Loss) Income in the revenue section, gain on sales of loans line item.

Note 10.  Stock Plans

As of June 30, 2005, shares of common stock were reserved for issuance under the Company’s stock  plans as follows (unaudited):

	1997 Employee Stock Purchase Plan	2004 Equity Incentive Plan	1997 Stock Option Plans (New issuances terminated in 2004*)	Total

Total Stock Authorized at 1/1/2005	20,000	600,504	1,899,496	2,520,000
Total Options, Restricted Stock, Restricted Stock Units Issued or to be issued	—	345,108	1,899,496	2,244,604
Shares Reserved For Issuance at 6/30/05	20,000	255,396	—	275,396

* The 1997 Stock Plan continues until all options outstanding under it are terminated or exercised. No new options will be granted.

Stock option activity during the six months ending June 30, 2005 was as follows (unaudited):

	Number of Options	Weighted-Average Exercise Price

Balance at December 31, 2004	1,829,271	$8.12
Granted	238,900	10.33
Forfeited	(50,526)	7.61
Exercised	(18,498)	3.67
Balance at June 30, 2005	1,999,147	$8.43

At June 30, 2005, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 5.92 years. The weighted average exercise price of exercisable outstanding options was $8.94.  The table below shows options and prices for all outstanding options at June 30, 2005 (unaudited):

Option Exercise Price Range	Vested	Unvested	Number of Options

$1.75 to $3.00	131,334	29,146	160,480
$3.01 to $5.00	289,583	151,334	440,917
$5.01 to $7.50	313,447	35,753	349,200
$7.51 to $10.00	151,520	146,630	298,150
$10.01 to $12.50	488,727	5,573	494,300
$12.51 to $15.00	256,100	—	256,100
	1,630,711	368,436	1,999,147

The per share weighted-average fair value of stock options granted between January 1, 2005 and June 30, 2005 is computed quarterly.  For the first quarter ending March 31, 2005 the per share weighted-average fair value of stock options granted was $5.82. For the second quarter ending June 30, 2005 the value was $4.90. These values were calculated using the Black-Scholes option-pricing model, using the following weighted-average assumptions (unaudited):

	Three Months Ending June 30, 2005	Three Months Ending March 31, 2005
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.72%	4.18%
Expected volatility	60.20%	60.87%
Expected life (years)	5	5

On February 7, 2005 the Company’s Compensation Committee authorized payments under the Long-Term Incentive Cash Plan. However, the Committee determined that it is in the best interests of the Company to pay half of each award value in cash and half in restricted stock of the Company. Consequently, 92,684 restricted shares of the Company’s stock were authorized to be issued to the executives of the Company with a three year vesting period. Issuance of the restricted stock was authorized in April 2005 and is to be issued. The cost to the Company will be approximately $278 thousand per year for three years beginning in 2005. On March 31, 2005 the Committee authorized 47,900 restricted stock units to eleven senior executives of the Company with 50% vesting on December 31, 2008 and 2009, respectively. On April 4, the Committee granted 18,400 restricted shares to the outside members of the Board of Directors vesting August 12, 2005. The result of these awards was $1.4 million of deferred compensation which was reduced during the six months ending June 30, 2005 to $1.2 million by monthly amortization and is included in the equity section of the Consolidated Balance Sheets.

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

As a result of the conversion to a fully taxable status, an income tax benefit and related deferred tax asset of $5.7 million was recorded in 2003. As of June 30, 2005, our deferred tax asset amounts to $11.5 million which reflects a change in the tax provision from December 31, 2004. The tax provision was calculated based on an assumed income tax rate of 44% for 2005.

At June 30, 2005, in determining the possible future realization of deferred tax assets, management considers future taxable income from the following sources: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

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

Note 12.  Commitments and Contingencies

Lease Commitments

The Company rents certain premises and equipment under non-cancelable operating leases expiring at various dates through the year 2010. Rental expense under such leases is included in office and occupancy expense, and other operating expenses. Lease costs totaled $2.1 million in the six months ending June 30, 2005 and $1.9 million in the six months ending June 30, 2004. Future minimum lease payments under these leases as of June 30, 2005, are as follows (dollars in thousands) (unaudited):

Year ending June 30:
2006	$3,530
2007	2,562
2008	1,868
2009	1,226
2010	370
After June 30, 2010	—
$9,556

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

•                  Our market share increases are dependent on retaining and expanding our sales force and broker customer base, which is more challenging in a highly competitive market environment. In particular we must remain competitive relative to our pricing of loans, which could cause us to lower our gross margins.

•                  We sell a substantial portion of our loans to two of our competitors.  If these competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms.  In either case, this could reduce our revenues and earnings.

•                  In 2004 we made the strategic decision to create a correspondent lending operating platform and in 2005 we began purchasing closed loans from small mortgage bankers and other financial institutions.  Some of the risks associated with this channel are different from our wholesale lending business, and our Company has no experience competing in this highly competitive segment of the mortgage market.  We have committed overhead to this new channel, and expect to make additional investments in the remainder of 2005 to try to build this new source of revenue.  However it is difficult to evaluate our competitive posture and growth prospects for this channel, and we may not be able to compete effectively against larger, well established correspondent lenders.

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

Introduction

Our Company was founded in 1997 as an externally managed Real Estate Investment Trust. Until 2001, substantially all of our operations consisted of the acquisition of residential mortgages for investment purposes. In mid-2001, our Board of Directors and management determined that it was in the best interest of the stockholders to fundamentally shift our strategic direction to mortgage banking. We started the transition in 2001 by forming a subsidiary, American Mortgage Network, Inc., to engage in the wholesale lending segment of the mortgage banking industry. In January of 2003 we elected to relinquish our REIT status with the Internal Revenue Service (previously approved by our stockholders). In order to more closely align our name with our mortgage banking focus, we changed our name from American Residential Investment Trust, Inc. to AmNet Mortgage, Inc., as of May 5, 2004. On September 29, 2004 our Company’s stock began trading on the NASDAQ National Market System under the trading symbol AMNT. Previously we were listed on the American Stock Exchange under the trading symbol INV and prior to that we were listed on the NYSE.

In March of 2004, we began providing loan programs tailored to subprime borrowers with credit that does not meet conventional guidelines or who require non-conventional loan terms with respect to loan-to-value, debt ratio, cash-out or documentation. We offer subprime loans through several different loan programs. However, our Company policy is not to provide high cost loans which are defined as mortgage loans that feature either an interest rate or points and fees charged in connection with loans that exceed certain thresholds prescribed by federal or state law or local ordinances. Subprime lending provides loan solutions for borrowers with credit problems who would not qualify for other lending products we offer. The unit cost to originate these loans is higher due to more labor intensive underwriting and funding processes, higher sales commission rates and a higher percentage of loan applications that are not approved or funded. As a result of higher credit risk and cost, we must charge higher interest rates for assuming this risk. To help mitigate the additional risks while our systems and processes are being refined, underwriting for these loans is performed at our centralized subprime operations center located in our San Diego headquarters office as opposed to the regional underwriting and funding we utilize for all other wholesale loan products we offer. Our long-term strategy is to grow this segment of our business to up to 20 percent of our loan funding volume. Our subprime volume was 1.7 percent of total loan volume funded in the first six months of 2005 and is expected to reach four percent of total loan volume by the end of 2005. We have hired seasoned staff to augment our expertise in this area of lending. We also have negotiated with investors to buy the loans we generate and amended our agreements with existing warehouse lenders to finance these loans.

In the second half of 2004 we made a strategic decision to create a correspondent lending channel. Incremental revenues from this channel will help us to more fully leverage our wholesale lending infrastructure, particularly our headquarters administrative costs. Correspondents are larger brokers, mortgage bankers or other financial institutions who originate and fund loans and sell closed loans on a servicing-released basis. We have hired an experienced sales team and established an operations center in Columbia, Maryland to process these loan purchases. We began originating loans through this channel in the first quarter of 2005 and in the second quarter funded loan volume was less than 1.5% of total funded volume for the Company.

We originate mortgage loans predominately to prime quality borrowers (except our subprime division) secured by first trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (32% of loans originated in the six months ending June 30, 2005); however, we do business on a nationwide basis. We sell the loans that we originate to institutional purchasers on a servicing-released basis.

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

At June 30, 2005, we are operational in thirty-one office locations which represents a net reduction of one office from December 31, 2004. We had a total of 885 employees at June 30, 2005 which is an increase of 126 employees from December 31, 2004.

We borrow funds under our warehouse credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing-released basis. As of June 30, 2005 we had four warehouse facilities that enabled us to borrow up to an aggregate of $2.1 billion (including $500 million through temporary facilities). We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants requiring, among other things, minimum levels of cash reserves, certain levels of profitability and restricted leverage ratios.

We generate revenue, net of hedging and market adjustments in our mortgage banking business in three principal ways:

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

Hedging and market adjustments. Hedging instruments are used to help mitigate exposure to interest rate fluctuations and protect our pricing margins. The gains or losses from this activity will be highly negatively correlated to revenue derived from loan sales. Typically higher than expected gains from the sale of loans will be offset by hedging losses and market adjustments, while lower than expected gains from the sale of loans will be offset by hedging gains. The value of our rate lock loan commitments are measured at the end of each accounting period. The change from the prior period is recorded as a market adjustment. Hedging gains or losses and market adjustments are included in the consolidated statements of operations and comprehensive income as derivative financial instruments and market adjustments.

•                                          Interest income. We earn interest on a loan from the time we fund it until the time we sell it. The interest that we earn is partially offset by the interest we pay under our warehouse credit facilities used to finance our mortgage originations.

Relative to our Mortgage Asset Portfolio, we made a strategic decision to sell the vast majority of our mortgage portfolio assets in the first quarter of 2004 and we completed the sales in the third quarter of 2004. The remaining mortgage assets of approximately $11.6 million are pledged to secure long term debt totaling approximately $10.1 million. These assets are referred to as our CMO/FASIT 1998-1 Securitization and are referred to on the balance sheet as bond collateral. Our Company over-collateralized the bonds at the time of issuance by pledging assets in excess of new liabilities.  These bond collateral assets are carried at the lower of cost or net realizable value.  At June 30, 2005, our bond collateral assets were carried on our balance sheet at approximately $1.5 million more than our remaining long term debt.

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

Due to the immateriality of our mortgage asset portfolio business, we discontinued business segment reporting as of January 1, 2005.  As such, we began presenting management’s discussion and analysis of financial condition and our results of operations on a consolidated basis beginning, the three months ended March 31, 2005.

Our 2nd Quarter 2005 Highlights (Executive Overview)

Our consolidated operating results for the second quarter of 2005 were dominated by the following:

•                  We funded approximately $3.7 billion in loan volume for the period while fundings for the same period in 2004 were $2.6 billion.  This represents an increase of approximately 44.1% while the overall mortgage market declined from approximately $802 billion for the quarter ending June 30, 2004 to approximately $779 billion for the quarter ending June 30, 2005, according to the Mortgage Bankers Association (“MBA”) Mortgage Finance Forecast dated July 12, 2005.  Also, according to the MBA, loan volume is projected to increase from $2.6 trillion for all of 2004 to $2.7 trillion for all of 2005. Key reasons for our loan production increase are: a sales force increase (204 at June 30, 2005 compared to 121 account executives at June 30, 2004), a maturing of our branch network resulting in better market penetration and a broader range of loan products offered by the Company. The graph below shows monthly loan production comparisons between the second quarters of 2005 and 2004.

2005 & 2004 Loan Fundings by Month - Second Quarter

	(in millions)
	2005	2004
April	$986	$1,147
May	1,224	751
June	1,488	668
Totals – Quarters ending June 30	$3,698	$2,566

•                                          Total revenues, net of derivative financial instruments and market adjustments, were $38.4 million which represented a 39% increase from the quarter ending June 30, 2004. Net revenue from interest income of $9.6 million and $15.3 million less interest expense of $4.8 million and $11.9 million decreased from $4.8 million to $3.4 million (quarters ending June 30, 2004 and June 30, 2005 respectively) as a result of interest spread compression.

•                                          Total revenue was insufficient to cover variable and fixed expenses totaling $41.2 million resulting in a pretax loss of $2.9 million.  We had adverse impacts from timing differences, as more fully described below in the section entitled “Interest Rate Risk Management and the Relationship Between our Hedging Instruments and the market adjustments and gain on Sale That we may Record for a Period”.

•                                          Unrestricted cash and cash equivalents decreased by $8.7 million during the second quarter of 2005 from $37.3 million at March 31, 2005, to $28.6 million at June 30, 2005. The key factors in the decrease were (i) additional cash invested in higher loan  inventories including our warehouse haircuts (1% to 4% of loans held for sale) was approximately $5.1 million and premiums paid to mortgage brokers which are not recouped until we sell our loans to investors was approximately $6.8, and (ii) increased accounts receivable from loans was approximately $18.2 million. These decreases were partially offset by decreases in certain receivables and increases in various accrued expenses.

•                                          Our mortgage asset portfolio received approximately $2.1 million in principal and REO sale proceeds. The Company reduced related long term debt by approximately $2.1 million.

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

Gross Margins - Gains from the sale of loans are a function of the volume of loans sold in the period, and the value of the loans at the time these loans are committed for sale to an investor.  We also generate gains and losses on the derivative financial instruments that we acquire to hedge our targeted gain on sale of the loans.  We consider our gross margin to be the sum of our (i) gain on sales of loans and (ii) total derivative financial instruments and market adjustments.  This sum expressed as a percentage of our loan sales volume is our gross margin percentage (or basis point gross margin).

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

Our mortgage banking business is subject to the risk of changing interest rates between the time we commit to extend credit at a set interest rate (rate lock) and the time we commit the mortgage loans for sale. Our pipeline consists of loans for which we have provided a rate lock but which we have not yet closed (rate locked loan commitments) and closed loans that have not yet been committed for sale (closed loans). Generally, as market interest rates rise, our pipeline, which then has lower interest rates than the prevailing market, is not as attractive to investors and therefore we lose value in the pipeline. Conversely, as market interest rates fall, our pipeline is more attractive to investors and we gain value in the pipeline. However, some of this gain in value may be offset by an increase in the fallout of our rate locked loans as borrowers choose not to fund their loan with us and seek alternative loans with the new, lower interest rates.

To mitigate the risk of rising interest rates and protect our pricing margins, we purchase hedge instruments.  The gains or losses from this activity will generally correlate to losses or gains derived from market adjustments on our rate locked loan commitments and losses or gains that we record on sales of our closed loans. Typically, higher than expected market adjustments and gains from the sale of loans will be offset by hedging losses, while lower than expected market adjustments and gains from the sale of loans will be offset by hedging gains. However, the correlated gains and losses are not always recorded in the same accounting period because of timing differences.

Utilizing past loan fallout history, we estimate the percentage of our rate lock loan commitments that will close, but these projections are difficult, especially during periods of volatile interest rates. We hedge (or protect) our loan sale margin in the pipeline using forward sales of mortgage-backed securities (“TBA’s”), options on mortgage-backed securities (“MBS”) and similar agreements.

We generally adjust our hedge coverage on a daily basis based upon changes in the size and composition of the pipeline and resultant changes to our estimated pipeline exposure, seeking to protect our loan sale margin targets. Since August of 2002, we have used an outside company, Mortgage Capital Management, Inc. (“MCM”), to help us manage our interest rate risks. MCM is a quantitative software and advisory service firm that currently serves a number of clients in the mortgage banking industry. MCM performs pipeline exposure analysis and provides hedging recommendations on a daily basis. Our loan pipeline at June 30, 2005 was approximately $1.9 billion, at December 31, 2004 and June 30, 2004 our pipeline was approximately $0.8 billion. We believe our hedges have correlated to both increases and decreases in the value of our loan rate locked loans and uncommitted closed loans. In the future, as our loan products change and our subprime and correspondent channels increase production, our hedging strategies, fallout assumptions and hedging instruments may change to better mitigate the risk of interest rate changes.

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

•                  Closed loans.  We do not recognize any increase in the fair value in our closed loan inventory until a true sale has taken place, nor do we recognize a decline in the fair value of our loans if that decline is not more that our expected gain on sale profit margin on the loan.   However, if the cost basis of the loan is more than could be obtained by sale in the marketplace, a market adjustment is recorded (referred to as the lower of cost or market, or “LOCOM”). Accordingly, decreases in the fair value as of the end of the period are not recorded in the current period unless the fair value of our closed loans fall below our cost basis.  Any  such declines in value are recorded in our Statement of Operations as an adjustment to our “gain on sale of loans” revenue at the time they are recognized.

•                  Hedge instruments.  Our hedging instruments (forward sales of mortgage backed securities and options on forward sales of mortgage backed securities) are marked to market at the end of each period and both increases and decreases in value are recorded. These changes in value are recorded as “derivative financial instruments” in our Statement of Operations.

All increases or decreases in the value of our hedges and rate lock commitments are recorded in the current period. However because the Company has chosen to not apply hedge accounting under the provisions of FAS 133 as it relates to its hedges of the pipeline and loans committed for sale, the Company does not recognize changes in the fair value of its closed loans (unless lower than cost) at the end of the quarter.  Accordingly there may be a timing difference between the recognition of the gain on the loans and the gain/loss associated with the hedging instruments which are carried at fair value.  In two circumstances we may have timing differences that impact our operating results:

•                  A decrease in market interest rates will generate a hedge loss recorded in the current period, with an offsetting  increase in the fair value of our closed loans. But this increase is not recognized in our operating income until the loan sales have settled.  As a result of revenue recognition differences between our hedges and our closed loans, we may recognize a hedge loss in one quarter and not recognize the corresponding increase in the fair value of loans until the next quarter.

•                  An increase in market interest rates will cause the fair value of our uncommitted loans to decline, with such declines offset by increases in the value of our hedges.  Since we recognize hedging gains in the current period, we accelerate all or a portion of the expected pricing margin we have in our loans. When the decline in the fair  value of our loans  is not below our carrying value, we will  realize the reduced profit margin on our loans in the subsequesnt period when the loans are sold.

Depending on the movement in interest rates and the hedge ratios in place, this timing difference may have a positive or negative impact on the Company’s reported results of operations with a positive impact at quarter end resulting in a negative impact in the subsequent quarter [and vice versa]. The net impact of these timing differences is shown in the table below (positive numbers indicate an increase in fair value loans held for sale while negative numbers represent the opposite):

Period	Estimated Net Change In Fair Value
1st Quarter 2004	$(709,276)
2nd Quarter 2004	1,219,784
3rd Quarter 2004	27,015
4th Quarter 2004	(1,958,987)
1st Quarter 2005	(2,112,175)
2nd Quarter 2005	4,086,076

Note that the third quarter of 2005 has been positively impacted by approximately $2.3 million fair value not recognized in the second quarter of 2005 however this could be offset or enhanced by any unrecognized changes in fair value that occur at the end of the third quarter.

We have provided a more detailed description of the methods and estimates we use to calculate the value of our derivative instruments and gain on sale in our Annual Report on form 10-K under the heading “Derivative and Hedging Activities / Determination of Fair Values”.

Results of Operations

Three Month Results

We recorded a net loss of $1.6 million for the three-month period ending June 30, 2005 as compared to net income of $208 thousand in 2004 for the same period.   Our loan production increased 44.1% for the quarter ending June 30, 2005 over the quarter ending June 30, 2004.  Consequently, total revenues increased 39% from $27.6 million to $38.4 million for the quarter ended June 30, 2005 as compared to the same period in 2004.  Our expenses increase 52% from $27.1 million  for the three months ended June 30, 2004 to $41.2 million for the sale period in 2005, due to a larger branching system and associated fixed expenses as well as higher variable costs associated with higher loan production levels.  Additionally, we incurred costs in 2005 for the continued startup operations in our subprime and correspondent divisions.  Interest expenses increased by virtue of higher levels of warehouse borrowings to support higher prodiction levels and a higher borrowing rate due to increases in the short term interest rates.

Timing differences described above adversely impacted our revenues in both the second quarter of 2005 and 2004, however the impact on the 2nd quarter 2005 was significantly larger ($4.1 million for the quarter ended June 30, 2005 and $1.2 million for the quarter ended June 30, 2004).

	($ amounts in 000’s) (unaudited)
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	2005 Increase (Decrease)

Loans sold, net	$3,605,854	$2,610,669	$995,185

	Amount Income (Expense)	Basis Points (Loans Sold)	Amount Income (Expense)	Basis Points (Loans Sold)	Amount	Basis Points (Loans Sold)

Revenues:
Premiums	$69,144	191.75	$33,200	127.17	$35,944	64.58
Broker fees	9,665	26.80	5,986	22.93	3,679	3.87
Mortgage broker premiums	(41,821)	(115.98)	(31,786)	(121.76)	(10,035)	5.78
Premium recapture and loan loss provisions	(1,142)	(3.17)	(1,871)	(7.17)	729	4.00
Deferred origination costs	(3,211)	(8.90)	(3,206)	(12.28)	(5)	3.38
Gain on sales of loans	$32,635	90.50	$2,323	8.89	$30,312	81.61
Derivative financial instruments and market adjustments	(9,786)	(27.14)	15,247	58.40	(25,033)	(85.54)
Gain on sales of loans, after derivative financial instruments and market adjustments (“gross margin”)	$22,849	63.36	$17,570	67.29	$5,279	(3.93)
Interest on mortgage loans held for sale	15,175	42.08	8,994	34.45	6,181	7.63
Interest on bond collateral	146	0.41	575	2.21	(429)	(1.80)
Total interest income	15,321	42.49	9,569	36.66	5,752	5.83
Other income	182	0.51	434	1.66	(252)	(1.15)
Total revenue	$38,352	106.36	$27,573	105.61	$10,779	0.75

The overall mortgage loan market in 2005 is expected to increase from $2.6 trillion in 2004, to $2.7 trillion in 2005 according to the MBA forecast dated July 12, 2005. While the overall market is anticipated to slightly expand, we are continuing to concentrate on gaining market share over our competitors.  Our strategy is to capture an increasing percentage of the market through sales force expansion. In the second quarter of 2005, we increased loan production 44.1%, from $2.6 billion in the quarter ending March 31, 2005, to $3.7 billion for the quarter ending June 30, 2005.

Gain on sales of loans recognized on a GAAP basis, after derivative financial instruments and market adjustments, increased (in dollar terms) for the quarter ended June 30, 2005 over the quarter ended June 30, 2004 due to a higher volume of loans sold and origination of more profitable loans.  Note that decreasing interest rates for the quarter ended June 30, 2005 decreased the gain on derivative financial instruments and market adjustments and increased the gain on sale margins. For the quarter ended June 30, 2004 increasing interest rates during the quarter conversely increased the value of derivative financial instruments but decreased our gain on sale margins.

Our gain on the sale of loans consisted of a combination of various account categories which are summarized in the chart above, and quantified in basis points of loan sales volume. Premiums represent the price at which we sell the loans to investors in excess of the principal balance of loans sold. Broker fees represent various charges to brokers for services rendered by us which are deferred at loan origination and recognized as part of the gain on the sales of the loans. Premiums and broker fees are offset by capitalized (deferred) loan origination costs. The largest deferred cost associated with loan production is mortgage broker premiums, or yield spread premiums. Other offsets to gain on sale include (i) loan premiums repaid to investors (“premium recapture”) and loan loss provisions and (ii) deferred origination costs, which are recognized at the time of loan sale. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. We sell a substantial portion of our loans to two of our competitors.  If these competitors stop purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept  less favorable terms.  In either case, this could reduce our revenues and earnings.

Premium recapture and loan loss provisions decreased by $729 thousand in the second quarter of 2005 compared to the same period in 2004. The decrease was mainly due to a reduction in loan loss reserves in the second quarter of 2005 which was the result of  a change in estimate (as a result of new information showing a reduced exposure to loss) for loan reserves on loans guaranteed by the Federal Housing Administration of approximately $436 thousand. Premium recapture expense increased in the second quarter of 2005 compared to the same period in 2004 due to loan volume increases, however this expense is expected to decline (as a percentage of loans sold) as interest rates rise and refinance activity declines. Conversely while we believe that our underwriting process is sound and effective, loan loss provisions may increase in the future due to a higher mix of Alt-A and subprime loans which have more complex underwriting criteria and are more likely to be rejected by investors if unintentionally we sell them loans which do not meet their underwriting guidelines.

The use of hedges (recorded as derivative financial instruments) is key to protecting our profit margins between the time of the interest rate lock and when the loan is committed for sale to an investor. Generally when mortgage interest rates rise, the value of loans we have in our pipeline declines, and when interest rates decline the opposite is true.  We utilize hedge instruments to help protect the value of loans in our pipeline from increases in interest rates.  Consequently, basis point loan premiums, and gain on sales of loans, are best analyzed in conjunction with the basis point gain or loss from our derivative financial instruments and market adjustments on our pipeline. We continued to use forward sales of mortgage-backed securities (TBA) and options on forward sales of mortgage-backed securities as our primary hedging instruments. Due to decreases in mortgage interest rates during the second quarter of 2005 we recorded losses on derivative financial instruments of $9.8 million. For the second quarter of 2004 we recorded net gains of $15.2 million due to increasing mortgage interest rates during the quarter.

Our gross margins, before considering the impacts of timing differences, were $22.8 million for the three months ended June 30, 2005 or 63 basis points (.63%) on $3.6 billion in loan sales volume, representing an increase of $5.3 million from $17.6 million on $2.6 billion in loan sales volume for the comparable period in 2004. Loan sales volume increased $1.0 billion. Overall competitive pressure remains intense although not at levels seen in 2004. There can be no assurances that margins will remain at current levels and accordingly our gross margins would be affected if competitive pressures increase or decrease.

Our overall actual gross margin percentages, after considering timing differences, in the quarter ending June 30, 2005 approximated our target gross margin percentages, indicating that our hedging strategies were effective in protecting our pricing margins.  We believe that our hedging program was generally successful in protecting profit margins on our loan originations. However, our hedging strategies may not be successful in mitigating our risks associated with interest rate changes in future periods. In particular, for new loan products with large loan balances, short terms, and loan products with adjustable rates, our hedging process may be less effective at certain times.

We recorded interest income on mortgage loans held for sale of $15.2 million for the three months ended June 30, 2005. For our mortgage loans held for sale we earn interest on a loan from the date the loan is funded until sale. Accordingly, interest income related to our mortgage loans held for sale is a function of the volume of loan production, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent we fund loans with borrowings under our warehouse facilities, we record interest expense based on the same factors. Interest expense on our warehouse borrowings for the period was $11.8 million. Interest income of $15.2 million less interest expense of $11.8 million results in net interest income of $3.4 million 9 basis points (.9%) on second quarter 2005 loan production of $3.7 billion. For the comparable period ended June 30, 2004 interest income was $9.0 million and interest expense was $4.4 million. This resulted in net interest earned of $4.6 million, representing 18 basis points on second quarter 2004 loan production of $2.6 billion. The reason for the basis point decline in net interest spread for 2005 was a flattening of the yield curve and a higher proportion of adjustable rate loans in our loan inventories. Interest income on bond collateral decreased in the three month period ending June 30, 2005 to approximately $0.15 million from $0.58 million in the three month period ending June 30, 2004. This reduction was a direct result of the sale of a majority of bond collateral in 2004.

The table below provides the relationship between estimated fixed, variable and total consolidated expenses to loan production for the three months ended June 30, 2005 and 2004 (dollars in thousands) (unaudited):

Three months ending June 30, 2005

Loan production	$3,696,807

	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$10,224	27.66	$11,042	29.87	$21,266	57.53
Office and occupancy expense	—	—	947	2.56	947	2.56
Professional fees and contract labor	366	0.99	1,527	4.13	1,893	5.12
Other operating expense	1,647	4.46	3,448	9.33	5,095	13.79
Total operating expenses	12,237	33.11	16,964	45.89	29,201	79.00
Interest expense – short term debt	11,769	31.83	—	—	11,769	31.83
Interest expense – long term debt	117	0.32	—	—	117	0.32
Total interest expense	11,886	32.15	—	—	11,886	32.15
Provision for loan losses	—	—	170	0.46	170	0.46
Gain on REO, net	—	—	12	0.03	12	0.03
Valuation adjustment – Bond Collateral	—	—	(38)	(0.10)	(38)	(0.10)
Total consolidated expenses	$24,123	65.26	$17,108	46.28	$41,231	111.54

Three months ending June 30, 2004

Loan production	$2,566,360

	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$6,067	23.64	$8,332	32.47	$14,399	56.11
Office and occupancy expense	—	—	959	3.74	959	3.74
Professional fees and contract labor	197	0.77	1,172	4.57	1,369	5.34
Other operating expense	1,236	4.81	3,451	13.45	4,687	18.26
Total operating expenses	7,500	29.22	13,914	54.23	21,414	83.45
Interest expense – short term debt	4,422	17.23	—	—	4,422	17.23
Interest expense – long term debt	332	1.29	—	—	332	1.29
Total interest expense	4,754	18.52	—	—	4,754	18.52
Provision for loan losses	—	—	128	0.50	128	0.50
Gain on REO, net	—	—	(61)	(0.24)	(61)	(0.24)
Valuation adjustment – Bond Collateral	—	—	880	3.43	880	3.43
Total consolidated expenses	$12,254	47.74	$14,861	57.92	$27,115	105.66

Total expenses incurred for the three months ended June 30, 2005 were approximately $41.2 million. Operating expenses, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense, professional fees and contract labor and other operating expenses), were approximately $29.2 million or approximately 79 basis points (.79%) for the three months ended June 30, 2005. For the comparable period ended June 30, 2004, there were approximately $27.1 million of total expenses, of which approximately $21.4 million or approximately 83 basis points (.83%) were operating expenses (which excludes interest expense, provision for loan losses, gain on REO and valuation adjustment). The increase in operating expenses in the second quarter of 2005 was primarily due to the increase in loan production and loan production-related expenses and increases in the number of branch and corporate headquarters personnel. Although operating expenses increased for the three months ended June 30, 2005 the basis points declined because fixed costs did not rise in relation to increased loan volume. For the three months ended June 30, 2005, expenses included approximately $9.2 million in sales commissions, which vary in proportion to the volume of loan production, or approximately 25 basis points (.25%) on $3.7 billion in funded loans. The basis point commissions expense increase in 2005 was due to a higher proportion of new account executives receiving guaranteed commissions during their first three months with our Company and higher commissioned product type volume.

Operating expenses totaled $29.2 million or approximately 79 basis points (.79%), on $3.7 billion in loan production in the second quarter of 2005 which is an increase from the same period in 2004 but a decrease in basis points. The operating cost per loan produced increased from $1,466 in the second quarter of 2004 to $1,515 per loan in the second quarter of 2005. Although greater production efficiency may have been expected with a 44.9% increase in loan production, our branch system is larger and our employee counts are higher. Also, a change in our product mix and a higher proportion of purchase loan transactions have required more staffing. New branches being less efficient offset volume efficiency gains by mature branches.  Our commission rates are higher due to a change in the mix of loan product (with offsetting revenue benefit) and a higher proportion of commission guarantees (which are temporary) due to higher recruiting levels. Also, our new Correspondent and Subprime lending channels continue to incur losses while ramping up infrastructure and loan production volume.

The effective combined federal and state tax rates are estimated to be 44%.  In 2004, losses increased our deferred income tax benefit to approximately $10.7 million at December 31, 2004. At June 30, 2005 our deferred income tax benefit balance was increased to $11.6 million.  This benefit is expected to be realized in future periods through the utilization of net operating loss carryforwards; however should the Company not generate sufficient operating profits, our deferred tax benefits may have to be reversed.  There can be no assurances that all of the Company’s deferred tax assets, totaling $11.5 million, will be realized in future periods.

Interest rate movements are difficult to predict, but mortgage interest rates generally declined during the second quarter of 2005. Projections by the MBA (July 2005) for the remainder of 2005 indicate an increase in interest rates and slight increase in loan volume ($2.6 trillion for 2004 and $2.7 trillion for 2005). Wherever possible we are managing staffing levels and utilizing as much of our existing infrastructure to process our loan production (adjust staffing size to an optimal level of efficiency) while growing our sales presence in existing and new markets. We have been investing in growth and expanding and will continue to expand our business operations, primarily in sales areas, while we focus on controlling our fixed expenses. Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment, which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our current level of operating expenses.

We continue to hold a small portfolio of bond collateral mortgage loans ($11.6 million) and related debt ($10.1 million).

Six Month Results

We recorded a net loss of $1.1 million for the six-month period ending June 30, 2005 as compared to a net loss of $5.5 million in 2004 for the same period. These results were due in large part to (i) the same reasons described in the “Three Month Results” and (ii) for the six month period ending June 30, 2004 we recorded a $5.3 million loss on the sale of portfolio assets.

Timing differences described above adversely impacted our revenues in the both the six month period ending June 30, 2005 and 2004, For the six months ending June 30, 2005 the adverse impact was estimated to be $2.0 million and the adverse impact was approximately $0.5 million for the same six month period in 2004.

	2005		2004
	6 months		6 months
	(millions)		(millions)
12/31/04	$(0.3	) reverse prior	$(1.7	) reverse prior
6/30/05	2.3	at quarter end	2.2	at quarter end
Net	$2.0		$0.5

The table below provides a six month comparative view of loan production for 2005 and 2004 (unaudited):

2005 & 2004 YTD Loan Fundings by Month

	(in millions)
	2005	2004
January	$727	$436
February	816	558
March	1,164	877
April	986	1,147
May	1,223	751
June	1,488	668
Year to date totals	$6,404	$4,437

The chart below compares our revenue categories to basis points of loans sold for the six month periods ending June 30, 2005 and June 30, 2004.

($ amounts in 000’s) (unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	2005 Increase (Decrease)

Loans sold, net	$6,133,187	$4,251,688	$1,881,499

	Amount Income (Expense)	Basis Points (Loans Sold)	Amount Income (Expense)	Basis Points (Loans Sold)	Amount	Basis Points (Loans Sold)

Revenues:
Premiums	$114,782	187.15	$71,942	169.21	$42,840	17.94
Broker fees	16,374	26.70	10,168	23.92	6,206	2.78
Mortgage broker premiums	(72,013)	(117.42)	(55,440)	(130.39)	(16,573)	12.97
Premium recapture and loan loss provisions	(2,152)	(3.51)	(3,195)	(7.51)	1,043	4.00
Deferred origination costs	(6,083)	(9.92)	(5,636)	(13.26)	(447)	3.34
Gain on sales of loans	$50,908	83.00	$17,839	41.97	$33,069	41.03
Derivative financial instruments and market adjustments	(6,727)	(10.97)	8,603	20.23	(15,330)	(31.02)
Gain on sales of loans, after derivative financial instruments and market adjustments (“gross margin”)	$44,181	72.04	$26,442	62.20	$17,739	9.83
Interest on mortgage loans held for sale	25,007	40.77	14,008	32.95	10,999	7.82
Interest on bond collateral	433	0.71	2,203	5.18	(1,770)	(4.47)
Total interest income	25,440	41.48	16,211	38.13	9,229	3.35

Other income	384	0.63	729	1.72	(345)	(1.09)
Total revenue	$70.005	114.14	$43,382	102.05	$26,623	12.09

Gain on sales of loans after derivative financial instruments and market adjustments, increased for the six months ended June 30, 2005 over the same period ended June 30, 2004 due to a higher level of loans sold and better gross margins due to changes in our product mix. Decreasing interest rates for the six months ended June 30, 2005 increased the gain on sales of loans and decreased the value of derivative financial instruments and market adjustments. For the six months ended June 30, 2004 increasing interest rates increased the value of derivative financial instruments but decreased our gain on sale margins.

Premium recapture and loan loss provisions decreased by $1.0 million in the six months ended June 30, 2005 compared to the same period in 2004. The decrease was mainly due to a reduction in loan loss reserves in the first six months of 2005 which was the result of a change in estimate for FHA loan reserves (as a result of new information showing a reduced exposure to loss). Premium recapture expense decreased in the first six months of 2005 compared to the same period in 2004 which overcame second quarter increases due to second quarter loan production volume increases. If interest rates rise and refinancing activity decreases, premium recapture expense will decline as a percentage of loans sold.

Due to decreases in mortgage interest rates during the first six months of 2005 we recorded losses on derivative financial instruments of $6.7 million. For the same period in 2004 we recorded net gains of $8.6 million due to increasing mortgage interest rates.

Our gross margins were $44.1 million for the six months ended June 30, 2005 or 72 basis points (.72%) on $6.1 billion in loan sales volume, representing an increase of $17.7 million from $26.4 million on $4.3 billion in loan sales volume for the comparable period in 2004. Loan sales volume increased $1.9 billion.

We recorded interest income on mortgage loans held for sale of $25.0 million for the six months ended June 30, 2005. Interest expense on our warehouse borrowings for the period was $18.5 million. The resulting net interest income earned on loan inventories was $6.5 million (interest income of $25.0 million less $18.5 million of interest expense), representing 10 basis points (.10%) on first six months of 2005 loan production of $6.4 billion. For the comparable period ended June 30, 2004 interest income was $14.0 million and interest expense was $6.8 million. This resulted in net interest earned of $7.2 million, representing 17 basis points (.17%) on the first six months 2004 loan production of $4.4 billion. The reason for the net interest decrease for 2005 was a flattening of the yield curve. Interest income on bond collateral decreased in the six month period ending June 30, 2005 to approximately $0.43 million from $2.2 million in the six month period ending June 30, 2004. This reduction was a direct result of the sale of a majority of bond collateral in 2004.

The table below provides the relationship between estimated fixed, variable and total consolidated expenses to loan production for the six months ended June 30, 2005 and 2004 (dollars in thousands) (unaudited):

Six months ending June 30, 2005

Loan production	$6,404,459

	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$17,413	27.19	$21,118	32.97	$38,531	60.16
Office and occupancy expense	—	—	2,050	3.20	2,050	3.20
Professional fees and contract labor	633	0.99	2,401	3.75	3,034	4.74
Other operating expense	3,035	4.74	6,380	9.96	9,415	14.70
Total operating expenses	21,081	32.92	31,949	49.88	53,030	82.80
Interest expense – short term debt	18,518	28.91	—	—	18,518	28.91
Interest expense – long term debt	229	0.36	—	—	229	0.36
Total interest expense	18,747	29.27	—	—	18,747	29.27
Provision for loan losses	—	—	232	0.36	232	0.36
Gain on REO, net	—	—	9	0.01	9	0.01
Valuation adjustment – Bond Collateral	—	—	(38)	(0.06)	(38)	(0.06)
Total consolidated expenses	$39,828	62.19	$32,152	50.19	$71,980	112.38

Six months ending June 30, 2004

Loan production	$4,435,807

	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$9,868	22.25	$16,374	36.91	$26,242	59.16
Office and occupancy expense	—	—	1,795	4.05	1,795	4.05
Professional fees and contract labor	358	0.81	2,046	4.61	2,404	5.42
Other operating expense	2,618	5.90	6,322	14.25	8,940	20.15
Total operating expenses	12,844	28.96	26,537	59.82	39,381	88.78
Interest expense – short term debt	6,767	15.25	—	—	6,767	15.25
Interest expense – long term debt	1,227	2.77	—	—	1,227	2.77
Total interest expense	7,994	18.02	—	—	7,994	18.02
Provision for loan losses	—	—	128	0.29	128	0.29
Gain on REO, net	—	—	(320)	(0.72)	(320)	(0.72)
Valuation adjustment – Bond Collateral	—	—	5,309	11.97	5,309	11.97
Total consolidated expenses	$20,838	46.98	$31,654	71.36	$52,492	118.34

Total expenses incurred for the six months ended June 30, 2005 were approximately $72.0 million. Operating expenses, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense, professional fees and contract labor and other operating expenses), were approximately $53.0 million for the six months ended June 30, 2005. For the comparable period ended June 30, 2004, there were approximately $52.5 million of total expenses, of which approximately $39.4 million were operating expenses. The increase in operating expenses in 2005 was primarily due to the increase in loan production and loan production-related expenses and increases in the number of branch and corporate headquarters personnel. For the six months ended June 30, 2005, expenses included approximately $15.2 million in sales commissions, which vary in proportion to the volume of loan production, or approximately 24 basis points (.24%) on $6.4 billion in funded loans. The basis point commissions expense increased in 2005 due to a higher proportion of new account executives receiving guaranteed commissions during their first three months with our Company and higher commissioned product type volume.

Operating expenses totaled $53.0 million or approximately 83 basis points (.83%), on $6.4 billion in loan production in the first six months of 2005. Total operating expenses in basis points of loan production (which is a measurement of the cost per loan) decreased for the six months ended June 30, 2005 compared to the same period in 2004 (from 89 basis points (.89%) in 2004 to 83 basis points (.83%) in 2005). The operating cost per loan produced increased from $1,561 in the first six months of 2004 to $1,571 per loan in the first six months of 2005. Although greater production efficiency may have been expected with a 44.4% increase in loan production, our branch system is still maturing. New branches being less efficient offset volume efficiency gains by mature branches.  Also, our new Correspondent and Subprime lending channels continue to incur losses while building loan production volume.

Liquidity and Capital Resources

General

Our sources of liquidity during the six months ended June 30, 2005 primarily consisted of the following:

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

Cash Generated By and Used In Our Operations

During the six months ended June 30, 2005, on a consolidated basis we had net negative cash flow of $22.0 million. The principal factors impacting our negative cash flow are:

•                  Net increases in our cash investment in loan inventories and loan sale receivables totaled approximately $25.0 million.  Our warehouse line lending agreements typically allow us to borrow from 96% to 99% of the lesser of par or market value for each mortgage loan. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded entirely with equity capital. We typically have cash invested totaling between 1% to 4% of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Mortgage loans held for sale increased from approximately $238.4 million at December 31, 2004 to approximately $512.4 million at June 30, 2005. An increase in the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, will cause cash utilization to carry loan inventories to increase in direct proportion to the inventory held.

•      Cash usage for capital expenditures totaled approximately $0.8 million.

•      Transfers of cash to restricted cash accounts totaled $0.8 million.  Restricted cash increased to $2.85 million representing Company cash accounts required to be maintained under certain warehouse lending agreements.

•      Other consolidated operating cash flow totaled $4.5 million during the six months ended June 30, 2005.

For the remainder of 2005, wherever possible, we are attempting to utilize our current support staffing levels (except for increases in the number of account executives) and existing infrastructure to balance our loan production while growing our sales presence in existing and new markets. Our market share growth strategy is designed to generate loan volumes from new customers and increased business with existing customers in order to increase loan production, despite minimal growth in the overall loan origination market from calendar year 2004 to 2005 and to react more quickly to volume changes. We will attempt to increase the proportion of variable costs while controlling fixed costs to maintain flexibility in the cost structure which will react more quickly to volume changes. For the remainder of 2005, we expect to average greater than one billion dollars per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We expect our loan inventory balances to generally increase during the remainder of 2005.  We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. If our funding volumes do not generate sufficient revenues or should gain on sale margins or interest spreads on our warehouse loans decline, we may utilize cash to fund operating losses. We intend to use cash reserves, borrowings under the warehouse facilities as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations which will include continued support for Subprime and Correspondent Lending activities which are not expected to be profitable until the fourth quarter of 2005. We are therefore dependent on significant levels of warehouse financing to help execute our mortgage banking strategy. Considering investments in Correspondent and Subprime lending activities, timing differences for revenue and expense recognition,  and given margin stability (without extraordinary charges) we must generate approximately $1.1 billion to $1.2 billion in loan sales per month to avoid negative operating cash flow.

During the three months ending June 30, 2005 we averaged $1.2 billion per month in loan production and during the six months ending June 30, 2005 we averaged $1.0 billion per month in loan production.  See Business Risk Factors in Item 2 below. Management believes that our Company has sufficient sources of liquidity at June 30, 2005 to meet anticipated business requirements for the foreseeable future.

Short-Term Debt

As of June 30, 2005, short-term debt consists of $500.8 million of revolving credit lines (warehouse facilities) used to fund our lending activities. As of June 30, 2005, mortgage loans held for sale totaling $512.4 million were pledged as collateral for the warehouse facilities. We are dependent on our warehouse lending facilities to operate our business.  We must maintain, renew or replace our warehouse lines of credit in order to continue to fund loans.  Our warehouse facilities consist of borrowings of $500.8 million with four financial institutions. At June 30, 2005, our maximum permanent combined borrowings from these four financial institutions are $1.6 billion. As of June 30, 2005 we also had access to an additional $500 million in temporary borrowing capacity, of which $300 million subsequently became permanent and $200 million expired in early July 2005. These facilities typically advance 96% to 99% of the lesser of par or market value of the loans pledged as collateral. Such financing is currently provided primarily under (i) a 364-day secured mortgage warehousing revolving credit agreement, originally dated as of November 26, 2001 (current expiration date is May 22, 2006), (the “Bank Credit Agreement”) with JPMorgan Chase Bank; (ii) a secured mortgage warehousing revolving credit agreement, originally dated as of March 28, 2002 (there is no expiration date as this is an uncommitted facility) (the “UBS Agreement”) with UBS Real Estate Securities Inc.; (iii) a secured mortgage warehousing revolving credit agreement, originally dated as of October 11, 2002 (current expiration date of December 31, 2005), (the “Countrywide Agreement”) with Countrywide Warehouse Lending; and (iv) a 729-day secured mortgage warehousing revolving credit agreement, originally dated as of September 15, 2003 (current expiration date of July 31, 2006), (the “Agreement”) with Residential Funding Corporation. Each warehouse facility is entered into by our subsidiary American Mortgage Network, Inc. and guaranteed by AmNet Mortgage, Inc. or entered into by both corporations. These warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including but not limited to covenants based on tangible net worth, cash flows, net income, and liquidity of our Company. As of June 30, 2005 the Company was not in compliance with certain warehouse line facility covenants due to GAAP losses in the second quarter of 2005. Waivers were obtained from three of our four warehouse providers and we believe we are in good standing with all of our warehouse lenders. The Company is in the process of obtaining the final waiver and is expected to be received by August 22, 2005.

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

Rate Lock Loan Commitments to Borrowers and Commitments to Sell Loans and Mortgage Backed Securities

In the ordinary course of business, we make rate lock commitments to borrowers which obligate us to fund mortgages at set interest rates. The values of the underlying loans, and thus our expected gain on the subsequent funding and sale of these loans, may be impacted by subsequent changes in market interest rates. Accordingly, we attempt to protect (or hedge) our pricing margins by utilizing forward sales of TBAs and options on TBAs. The hedges typically increase or decrease in value in correlation to offsetting decreases or increases in the value of the loans. For the purposes of hedging our interest rate exposure on our pipeline, we make various assumptions in order to estimate the rate lock commitments which will not close (fallout ratio). The fallout ratio is applied to total rate lock commitments to arrive at the net exposure to interest rate changes in the market. As loans fund, we typically sell or assign our hedges and enter into mandatory loan sale commitments with our correspondent investors. The following is a summary of our commitments to fund and commitments to sell loans and mortgage backed securities at June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005	December 31, 2004
Commitments to Fund Loans:
Commitments to originate loans at set interest rates (before applying estimated fallout)	$1,874,289	$813,081
Commitments to originate loans at set interest rates (after applying estimated fallout)	1,003,410	471,884
Commitment to Sell Loans or Mortgage Backed Securities:
Mandatory commitments to sell mortgage loans held for sale	337,195	100,798
Forward sales of mortgage backed securities (TBA) and options on forward sales	1,245,500	611,000

The above table merely lists the commitments we have to fund loans and sell loans or mortgage backed securities and is not referencing any of our closed loan inventory. In Note 6 to our audited financial statements we have quantified the interest rate exposure we have on our pipeline and compare this exposure to our hedge coverage.

Lease and Long-Term Debt Commitments

In order to better understand our future obligations under our leases and long-term debt agreements, the table below shows our expected future payments for these debt instruments.

	Payments Due by Period (dollars in thousands) (unaudited)
Contractual Obligations as of June 30, 2005	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt	$10,057	$3,477	$4,882	$1,698	$—
Operating Leases	9,556	3,530	4,430	1,596	—
Total	$19,613	$7,007	$9,312	$3,294	$—

Long-term debt is in the form of a bond which is directly tied to bond collateral (assets) in the form of mortgage loans.

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

We Have a Limited Operating History in Correspondent Lending, Which Makes it Difficult to Predict our Future Prospects for this Lending Channel

In 2001 we began our mortgage banking operations and operated exclusively as a wholesale lender. As such we have worked with our approved broker clients, who refer loans to the Company for underwriting and funding. In 2004 we made a strategic decision to create a correspondent lending channel. Incremental revenues from this channel will help us to more fully leverage our wholesale lending infrastructure, particularly our headquarters administrative costs. Correspondents are larger brokers, mortgage bankers or other financial institutions who originate and fund loans and sell closed loans on a service released basis. We have hired an experienced sales team and established an operations center in Columbia, Maryland to process these loan purchases. We began operations in the first quarter of 2005. The correspondent segment of the mortgage banking market is highly competitive, particularly relative to the pricing of loans, and is dominated by large financial institutions that have large and well established correspondent lending sales and operating platforms. Additionally, many of these competitors retain the servicing on the loans they purchase, and may offer their clients more operational flexibility than we intend to offer since we sell all of the loans we fund or purchase on a servicing released basis. As a result of our Company’s limited experience in correspondent lending and formidable competitors in this segment of the industry, it is difficult to evaluate our growth prospects for this new channel. Overhead expenses directly attributable to the correspondent channel are currently in the range of $39,000 to $122,000 per month. While we continue to dedicate overhead expense to create additional capabilities and build our market presence in this new channel, we may not be able to achieve the level of anticipated loan fundings to cover our direct overhead, or it may take longer than we have anticipated.

We Have a Limited Operating History in Subprime Lending, Which Makes it Difficult to Predict our Future Prospects for this Lending Channel

In 2004 we made a strategic decision to build the infrastructure and hire executives to enable our Company to build our subprime volume to 20% of total volume by the end of 2007. We created a subprime loan underwriting center and began to hire dedicated subprime wholesale account executives. Incremental revenues from this channel will help us to more fully leverage our existing lending infrastructure, particularly our headquarters administrative costs. The subprime segment of the mortgage banking market is highly competitive, and is dominated by large, well-established firms who specialize in this segment of the market. Additionally, many of these subprime lenders have portfolio capabilities and may offer their clients more operational flexibility that we intend to offer since we sell all of the loans we fund or purchase on a servicing released basis. As a result of the increasingly competitive nature of this market segment and our Company’s limited experience in subprime lending, it is difficult to evaluate our growth prospects for this product line. Overhead expense directly attributable to the subprime business is currently in the range of $250,000 month. While we will continue to dedicate overhead expense and intend to increase our overhead expenses in 2005 to recruit sales professionals and build our market presence in this new channel, we may not be able to achieve the level of anticipated fundings to cover our direct overhead, or it may take longer than we have anticipated.

We Have a Limited Operating History in the Mortgage Origination Industry, Which Makes it Difficult to Evaluate Our Current Business Performance and Future Prospects

Our Company was formed in 1997 and operated as a mortgage REIT (mortgage portfolio investment) until the fourth quarter of 2001, at which time we began originating and selling residential mortgages (mortgage banking). As a result, comparisons between financial performance in current quarters and past quarters may not be helpful in evaluating our current performance or our future prospects. The market for mortgage originations was dominated by unprecedented levels of refinances in 2002 and 2003 due to historically low interest rates. While our executive officers have extensive mortgage origination and mortgage banking experience, and we have hired experienced personnel in our mortgage banking subsidiary, the Company does not have a significant history as a mortgage banking company. This may limit our ability to evaluate our current performance and project our future performance.

We Expect Our Fixed Operating Expenses to Continue to Increase, Which May Adversely Affect Our Results of Operations

 We expect to incur additional costs and expenses related to the expansion of our sales force, development of our correspondent and subprime lending channels, and investment in our information technology capabilities. If this expansion does not result in adequate revenues, our financial performance will suffer. We must generate approximately $1.1 billion to $1.2 billion in sales volume per month in 2005, absent further declines in revenue margins due to competitive pressures or spread compression, to meet our expense obligations. We are expanding our business operations and increasing our fixed expenses.  Our strategy requires us to capture an increasing percentage of the market in wholesale lending, correspondent lending and subprime lending, in a highly competitive environment which will put pressure on our gross margins. If we are not able to do this, we would likely experience losses due to our increased level of expenses. In addition, we expect to utilize income tax benefits against future profits and taxes. Some of the tax benefits may have to be reversed (valuation account established) in the future if significant operating losses occur, or if we determine at a future date that forecasted operating profits may not be sufficient to fully utilize deferred tax assets. See “Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations.”

We May Not Be Able to Effectively Manage the Growth of Our Business

Over the past three years, we have experienced rapid growth. In the beginning of 2001, we had approximately 20 employees. As of June 30, 2005, we had approximately 885 employees. Many of these employees have very limited experience with us and a limited understanding of our systems. Many of our financial, operational and managerial systems were designed for a small business and have only recently been upgraded or replaced to support larger scale operations. If we fail to manage our growth effectively, our expenses could increase, negatively affecting our financial results.

Competition in the Mortgage Banking Industry and Demand for Mortgages May Hinder Our Ability to Achieve or Sustain Profitable Origination Levels

Our success depends, in large part, on our ability to originate loans in sufficient quantity such that the gain on sales of loans net of hedges and other revenue are in excess of both fixed and variable overhead costs. There can be no assurance that we will be able to originate sufficient levels of mortgages to achieve and sustain profitability. In originating and selling loans, we compete with investment banking firms, savings and loan associations, banks, mortgage bankers and other entities originating residential 1-4 unit mortgages, many of which have greater financial resources than us. We also face competition from companies already established in these markets. In addition to the level of home purchase activity, the mortgage loan origination market is directly tied to, the general level of interest rates, and refinance activity. Competitiveness has increased, putting pressure on the market competitors to reduce revenues to sustain origination volumes and market share. We believe that the variety and the price competitiveness of our loan products and customer service levels will allow us to gain market share over the next several years, even as the overall market for mortgages declines; however, there can be no assurance that we will be able to successfully and profitably compete.

Overhead Expenses May Not Be Covered By Sufficient Revenues To Generate Profitable Operations

We have made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support our loan origination business. At June 30, 2005, lease commitments for headquarter and regional offices totaled approximately 209,400 square feet. There were 885 employees including 204 employees who are paid solely by commissions. The balance of employees are salaried or hourly employees. In order to achieve profitability at this staffing level plus expected staffing levels in 2005, our monthly loan sales volume must be approximately $1.1 to $1.2 billion, absent further deterioration in pricing margins due to competitive pressures, but there can be no assurance this can be accomplished. Since our revenues are tied directly to the level of loan production and subsequent sale, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. Furthermore, should competitive pressures require us to reduce targeted gains on the sale of loans, the volume required to sustain profitability would increase. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted.

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

Our Financial Results Fluctuate As a Result of Seasonality

Although the refinance portion of our business is not seasonal, our purchase business is generally subject to seasonal trends. During 2003, our refinance business grew to a high of 90% of our activity. In 2004 and the first six months of 2005, as we returned to more normal markets and purchase and refinance activity became more equal, seasonality became a significant factor in our business. Seasonality trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry.

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

We offer loan programs of many terms, from thirty year fixed interest rate loans to one year adjustable rate loans. The hedging instruments used, on balance, correlate satisfactorily with the thirty and fifteen year loan programs. The hedging instruments used for our shorter term loan programs and adjustable interest rate loans have a somewhat lower correlation to changes in market interest rates than do thirty year term programs. Consequently, the design of our hedge strategy may be less effective at certain times and this occurrence could be amplified for these shorter term loan programs.

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

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

As of June 30, 2005 we had four revolving warehouse borrowing facilities in place totaling $2.1 billion (including $500 million through temporary facilities). These facilities enable AmNet to fund in excess of $2.1 billion per month depending on how quickly we are able to process loan fundings and subsequently sell funded loans within the month.  In order to continue our operations, we must maintain, renew or replace warehouse lines of credit. There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to renew our current warehouse facilities with JP Morgan/Chase Bank, UBS Real Estate Securities, Countrywide Warehouse Lending, Inc. and Residential Funding Corporation. Failure to renew facilities would limit our potential to fund loans and may adversely affect our financial results. Among the factors that will affect our ability to renew and expand our warehouse line borrowings are financial market conditions and the value and performance of our Company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. While the Company expects to be able to meet their covenants (and if not, obtain waivers), if we fail to meet or satisfy any of these covenants and/or not obtain waivers, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs, under one agreement, the lenders under our other agreements could also declare a default. Any uncured default under our credit facilities could have a materially adverse effect on our financial results. As of June 30, 2005 the Company was not in compliance with certain warehouse line facility covenants. Waivers were obtained and we believe we are in good standing with all of our warehouse lenders.

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

We Sell a Substantial Portion of Loans We Originate to Competitors

We have warehouse line facilities with Countrywide Home Loans, Inc. (“Countrywide”). We also sell a substantial portion of our loans to Countrywide as well as other competitors. For the six months ending June 30, 2005 we sold (by loan volume) to Countrywide 45.2%, Morgan Stanley Mortgage Capital Inc. (“Morgan Stanley”) 18.2% and Wells Fargo Funding Inc. (“Wells Fargo”) 12.9% of all loan sales. If Countrywide, Wells Fargo or Morgan Stanley changes its correspondent lending strategy or procedures, or stops purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms. We could also be forced to find other sources of warehouse line borrowing. Any of these events may have an adverse effect on our results of operations.

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

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California

A large proportion of loans we fund are concentrated in California (32% by loan volume) of all loans closed for the six month period ended June 30, 2005. Although we have expanded our operations on the East Coast of the United States, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent investors for loans in California, potentially adversely affecting our results of operations and financial condition.

Repurchased or Non-saleable Loans May Adversely Impact Results of Operations and Our Financial Position

In connection with the sale of loans to correspondent investors, we make a variety of representations and warranties regarding the loans, including those that are customary in the industry relating to, among other things, compliance with laws, regulations and investor program standards and the accuracy of information on the loan documents and in the loan file. In the event that an investor finds that a loan or group of loans violates our representations, the investor may require us to repurchase the loan or loan group and bear any potential related loss on the disposition of the loans, or provide an indemnification for any losses sustained by the investor on the loans. Additionally, we may inadvertently originate a loan that does not meet investor underwriting criteria or has some other defect, requiring us to sell the loans at a significant discount. We have hired experienced personnel at all levels and have established significant controls to ensure that all loans are originated to our underwriting standards, and are maintained in compliance with all of the representations made by us in connection with our loan sale agreements. However, there can be no assurances that mistakes will not be made or that certain employees will not deliberately violate our lending policies and, accordingly, we are subject to repurchase risk and losses on unsaleable loans. Typically, with respect to any loan that might be repurchased or unsaleable, we would correct the flaws if possible and re-sell the loan in the market. We have created repurchase reserves to provide for this contingency on our financial statements, but there can be no assurances that these reserves are adequate, or that loan losses associated with repurchased or unsaleable loans will not adversely impact results of operations or the financial condition of our Company. Additionally, should an investor or group of investors experience an adverse trend of non-compliant loans from our Company, we could lose the privilege of selling loans to the investor(s), which could have a material adverse impact on our ability to sell our loans and thus adversely impact the results of operations or the financial condition of the Company.

The Company Provides Loans to Subprime Borrowers which May Adversely Affect Earnings

Credit risks associated with subprime mortgage loans will be greater than those associated with mortgage loans that conform to FNMA and FHLMC guidelines. The principle difference between subprime mortgage loans and conforming mortgage loans is that subprime mortgage loans typically include one or more of the following: worse credit and income histories of the mortgagors, higher loan-to-value ratios, reduced or alternative documentation required for approval of the mortgagors, different types of properties securing the mortgage loans, higher loan sizes and the mortgagor’s non-owner occupancy status with respect to the mortgaged property. We have added personnel in a centralized subprime underwriting and funding center to help mitigate the risks associated with these loans, however there can be no assurance that all subprime loans will be able to be sold to investors at a profit. If we are not successful, higher overhead incurred to produce these loans may not be covered by the income derived from subprime lending.

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

Capital Shortages Could Impede the Ability to Execute Our Mortgage Banking Strategy

Our mortgage banking activities require a significant level of cash reserves and capital to support loan inventories and overhead exposure. Additionally, while we utilize warehouse credit facilities to fund our loan origination activity, we must invest cash equity in our loan inventories approximating 1.0% to 4.0% of the cost basis of these loans. While we believe our capital base, cash reserves and cash flow from mortgage banking revenues will be sufficient to enable us to execute our mortgage banking strategy, there can be no assurances that capital shortages will not occur, requiring us to raise additional debt or equity capital or decrease or cease our origination activities.

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

Other Risks

Our ability to generate gains on the sales of mortgages is largely dependent upon the continuation of correspondent investor programs offered by large institutions. Typically these institutions have mortgage banking operations with which we compete. At any point in time an investor could discontinue our business relationship and therefore narrow the scope of investors available to buy our loans.

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

	(dollars in thousands)
			If Interest Rates Were To
	June 30, 2005		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$28,636	$28,636	$28,636	$28,636	$28,636	$28,636
Mortgage loans held for sale, net, pledged, (lower of cost or market)	512,394	517,013	514,822	518,367	512,565	519,659
Derivative financial instruments	(568)	(568)	1,017	(2,690)	1,483	(6,537)
Bond collateral and real estate owned, net	11,635	12,372	12,370	12,374	12,375	12,361
Total interest-earning assets	$552,097	$557,453	$556,845	$556,687	$555,059	$554,119

Interest-bearing liabilities:
Short-term debt	$500,786	$500,786	$500,786	$500,786	$500,786	$500,786
Long-term debt, net	10,057	10,057	10,057	10,057	10,057	10,057
Total interest-bearing liabilities	$510,843	$510,843	$510,843	$510,843	$510,843	$510,843

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

Derivative financial instruments

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

The Company did not repurchase any of its shares in the six months ended June 30, 2005.  The Company’s repurchase program announced May 13, 2004 authorized the repurchase of 400,000 shares of which 294,610 remain available to be repurchased with no expiration date on this program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a)   On May 10, 2005 American Mortgage Network, Inc., a subsidiary of the Company, entered in to a Master Agreement with Fidelity Information Services, Inc. and Addendum 1 and Addendum 2 thereto.  Pursuant to the agreement, Fidelity will service the company’s loans from the time they are closed until the time the company sells the loans.  The Company has agreed to pay Fidelity for equipment use, software and processing fees based on usage along with certain minimum monthly fees. The term of the Agreement is five years. Termination of the agreement requires six months notice. Fidelity retains ownership rights to all software used by the Company   A copy of the agreement is filed with this Form 10-Q.

(b) None

ITEM 6.	EXHIBITS

(a)		Exhibits
	(1)	3.1	Second Articles of Amendment and Restatement of the Registrant
	(2)	3.1A	Articles of Amendment (regarding name change)
	(3)	3.2	Fourth Amended and Restated Bylaws of the Registrant
	(4)	4.1	Registration Rights Agreement dated February 11, 1997
	(3)	4.3	First Amended and Restated Rights Agreement by and between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004.
	(4)	10.6	1997 Stock Incentive Plan
	(4)	10.7	Form of 1997 Stock Option Plan, as amended
	(4)	10.8	Form of 1997 Outside Directors Stock Option Plan
	(4)	10.9	Form of Employee Stock Purchase Plan
	(4)	10.14	Form of Indemnity Agreement
	(5)	10.17	The Termination and Release Agreement, dated as of December 20, 2001
	(5)	10.18	Amendment No. 1 to the Securities Purchase Agreement, dated as of December 20, 2001
	(5)	10.19	Amendment No. 1 to the Registration Rights Agreement, dated as of December 20, 2001
	(6)	10.20	Lease between American Residential Investment Trust, Inc. and Sorrento Wateridge Partners, L.P. dated November 30, 2001
	(7)	10.21	Executive Employment Agreement between AmNet Mortgage, Inc. and John Robbins dated September 30, 2004.
	(7)	10.22	Executive Employment Agreement between AmNet Mortgage, Inc. and Jay Fuller dated September 30, 2004.
	(7)	10.23	Executive Employment Agreement between AmNet Mortgage, Inc. and Judith A. Berry dated September 30, 2004.
	(7)	10.24	Executive Employment Agreement between AmNet Mortgage, Inc. and Lisa Faulk dated September 30, 2004.
	(8)	10.25	Long Term Incentive Cash Plan for Executive Officers
	(11)	10.25A	Amendment to the Long Term Incentive Cash Plan

(8)	10.26	2004 Executive Bonus Plan Description
(9)	10.27	2004 Equity Incentive Plan
(9)	10.28	Stock Repurchase Agreement dated June 24, 2004 with Home Asset Management Corp.
(9)	10.28.1	Supplemental Executive Retirement Plan
(10)	10.29	Form of Restricted Stock Agreement
(10)	10.30	Form of Long Term Incentive Plan Restricted Stock Agreement
(10)	10.31	Form of Standard Restricted Stock Unit Agreement
(10)	10.32	Form of Executive Restricted Stock Unit Agreement
(10)	10.33	Form of Stock Option Agreement
(10)	10.34	Executive Officer Annual Cash Bonus Program — 2005
(10)	10.35	Cash Long Term Incentive Program (2005-2006)
(10)	10.36	Cash Long Term Incentive Program (2005-2007)
(10)	10.37	Form of Director Stock Option Agreement
(10)	10.38	Form of Director Restricted Stock Agreement
(10)	10.39	Schedule of Director Compensation
(12)	10.40	Fidelity Information Services Inc. Master Agreement, addendum 1 & 2 dated May 10, 2005
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32.1	Certification of Chief Executive Officer
	32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed May 17, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004.
(4)	Incorporated by reference to Registration Statement on Form S-11 filed September 25, 1997 (File No. 333-33679).
(5)	Incorporated by reference to the Company’s current Report on Form 8-K filed January 9, 2002 (File No. 001-13485).
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 6, 2004.
(8)	Incorporated by reference to the Company’s Amendment to Annual Report on Form 10-K/A for fiscal year ended December 31, 2003 filed April 29, 2004.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed August 16, 2004.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 7, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 11, 2005.
(12)	Confidential treatment has been requested for a portion of this contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMNET MORTGAGE, INC.

Dated: August 15, 2005	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President Chief Financial Officer