Form 10-Q
period 2005-09-30
AmNet Mortgage, Inc.
filed 2005-11-14
CIK 1035744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: September 30, 2005

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

☒  YES   ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).       . Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.01)	7,487,399 as of October 28, 2005

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2005 and December 31, 2004

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2005 and September 30, 2004 and for the nine months ended September 30, 2005 and September 30, 2004.

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004.

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

Item 5. Other Information

Item 6. Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets, unaudited

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$21,663	$50,600
Cash and cash equivalents—restricted	3,100	2,100
Mortgage loans held for sale, net, pledged (lower of cost or market)	736,886	238,440
Bond collateral, mortgage loans, net	10,886	14,509
Bond collateral, real estate owned, net	219	479
Accounts receivable—mortgage loans sold/funded	30,369	16,167
Accounts receivable—derivative financial instruments	230	—
Derivative financial instruments	851	616
Accrued interest receivable	1,732	819
Deferred taxes	10,083	10,694
Other assets	6,122	6,055
	$822,141	$340,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$710,951	$232,236
Long-term debt	9,317	13,500
Accounts payable—derivative financial instruments	—	37
Accrued interest payable	1,653	515
Accrued commissions and payroll	9,253	5,218
Recourse liabilities associated with loan sales	6,699	5,480
Accrued expenses and other liabilities	5,540	6,212
Total liabilities	743,413	263,198
Commitments and contingencies (Note 13)
Minority interest	97	100
Stockholders’ Equity:
Preferred stock, par value $.01 per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 24,900,000 shares authorized; 7,484,510 shares issued and outstanding in 2005, and 7,303,825 shares issued and outstanding in 2004	74	73
Additional paid-in-capital	105,585	103,718
Deferred compensation	(1,204)	—
Accumulated deficit	(25,824)	(26,610)
Total stockholders’ equity	78,631	77,181
	$822,141	$340,479

See accompanying notes to consolidated financial statements.

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss), unaudited

(in thousands, except per share data)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

Revenues
Gain on sales of loans	$30,070	$24,198	$80,978	$42,037
Derivative financial instruments and market adjustments
Derivative financial instruments—forward sales of mortgage-backed securities and options to sell mortgage-backed securities	9,610	(7,793)	1,245	(2,423)
Market adjustment on interest rate lock commitments	(6,197)	(3,753)	(4,558)	(520)
Total derivative financial instruments and market adjustments	3,413	(11,546)	(3,313)	(2,943)
Interest on mortgage assets	22,397	8,227	47,837	24,437
Other income	147	281	599	1,010
Total revenue, net of derivative financial instruments and adjustments	56,027	21,160	126,101	64,541
Expenses
Employee compensation and benefits	24,387	12,752	62,917	38,994
Interest expense	18,702	4,420	37,450	12,414
Office and occupancy expense	1,219	1,076	3,269	2,871
Provision for loan losses (bond collateral)	(64)	80	167	208
(Gain) on sale of real estate owned	(10)	(86)	(1)	(406)
(Gain)/loss on bond collateral sold	—	(437)	(38)	4,872
Professional fees	2,755	925	5,789	3,329
Other operating expenses	5,737	4,098	15,153	13,038
Total expenses	52,726	22,828	124,706	75,320
Income (loss) before income taxes	3,301	(1,668)	1,395	(10,779)
Income tax provision (benefit)	1,451	(683)	610	(4,328)
Net income (loss)	$1,850	$(985)	$785	$(6,451)

Basic weighted average shares outstanding	7,209,984	7,364,244	7,334,206	7,716,079
Diluted weighted average shares outstanding	8,136,250	7,364,244	8,260,472	7,716,079

Net income (loss) per share-basic	$0.26	$(0.13)	$0.11	$(0.84)

Net income (loss) per share-diluted	$0.23	$(0.13)	$0.10	$(0.84)

See accompanying notes to consolidated financial statements.

AmNet Mortgage, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, unaudited

(in thousands)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$785	$(6,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on bond collateral sold	—	4,872
Amortization of mortgage assets premiums	7	995
Amortization of capitalized costs	—	474
Amortization of deferred compensation	412	—
Provision for loan losses (bond collateral)	167	208
Change in real estate owned provision for losses upon sale (bond collateral)	34	473
Gain on sale of real estate owned, net	(1)	(406)
Proceeds from sale of mortgage loans held for sale	10,289,926	6,402,844
Mortgage loan originations	(10,788,372)	(6,520,430)
Increase in restricted cash	(1,000)	—
Increase in accounts receivable—mortgage loans sold/funded	(14,202)	(4,999)
Increase in accounts receivable—derivatives	(230)	—
Increase in income tax refunds receivable	—	(3,488)
Decrease in derivative financial instruments, net	(235)	(1,461)
(Increase)/decrease in accrued interest receivable	(914)	1,695
Decrease in deferred taxes	611	702
Increase in other assets	(67)	(661)
Increase in accrued interest payable	1,138	183
(Decrease)/increase in accounts payable—derivative financial instruments	(37)	111
Increase in loss reserve, mortgage loans sold	1,219	1,365
Increase/(decrease) in accrued commissions and payroll	4,035	(707)
Decrease in accrued expenses and other liabilities	(671)	(3,814)
(Decrease)/increase in minority interest	(3)	32
Net cash used in operating activities	(507,398)	(128,463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on bond collateral, mortgage loans	3,467	24,991
Proceeds from sale of bond collateral	—	111,150
Proceeds from sale of real estate owned	209	1,771
Net cash provided by investing activities	3,676	137,912
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,183)	(29,410)
Payments on long-term debt from sale of bond collateral	—	(85,491)
Increase in net borrowings from short-term debt	478,715	112,172
Stock options exercised	253	158
Purchase of treasury stock	—	(5,145)
Net cash provided by (used in) financing activities	474,785	(7,716)
Net (decrease)/ increase in cash and cash equivalents	(28,937)	1,733
Cash and cash equivalents at beginning of year	50,600	44,400
Cash and cash equivalents at end of period	$21,663	$46,133
Supplemental information:
Interest paid	$36,312	$12,232
Taxes paid	$820	$2,832

See accompanying notes to consolidated financial statements.

AMNET MORTGAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Sale of AmNet Mortgage, Inc. to Wachovia Bank

The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of September 13, 2005, with Wachovia Bank, National Association, a national banking association organized under the laws of the United States of America, and PTI, Inc., a Delaware corporation and wholly owned subsidiary of Wachovia, pursuant to which PTI will merge with and into the Company, with the Company being the surviving corporation (the “merger”) and becoming a wholly owned subsidiary of Wachovia.  Any references to the “merger” or the “pending merger” in this report refer to the transaction contemplated by the merger agreement.  In the merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share, is to be canceled and converted automatically into the right to receive $10.30 per share in cash.  The aggregate merger consideration (on a fully diluted basis) is approximately $83 million.  The merger remains subject to customary closing conditions, including approval of the merger by the Company’s stockholders.  Upon the unanimous recommendation of a special committee comprised of non-employee directors, the board of directors has unanimously approved the merger and recommended that the Company’s stockholders approve it.  The Company expects to hold a special meeting of stockholders to vote on the merger and the merger agreement in December 2005.  In connection with the meeting, we issued a definitive proxy statement dated November 7, 2005 that has been filed with the Securities and Exchange Commission.

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

In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim period presented. These adjustments are of a normal recurring nature. The interim financial data as of September 30, 2005 and September 30, 2004 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

Accounting For Changes and Error Corrections

During the quarter ending June 30, 2005, the FASB issued “FAS No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3”.  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In the future, if changes or corrections are necessary, the Company will be guided by FAS No. 154.

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

The FASB amended SFAS No. 123, “Accounting for Stock-Based Compensation,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” in December, 2004. The amendment requires the Company to record compensation expense for all share-based compensation beginning January 1, 2006. When adopted, this standard will have a negative impact on earnings of approximately $47 thousand per month in future periods since stock options already issued will vest in future periods and be expensed.

During the nine month period ending September 30, 2005 the Company authorized the issuance of 92,684 shares of restricted stock to executives within the Company which will vest over a three year period beginning in February of 2005. The Company also authorized the issuance of 18,400 shares of restricted stock to outside board members of the Company which vested August 12, 2005. An additional 18,400 shares of restricted stock were authorized to be issued to outside board members of the Company which will vest August 10, 2006.  The value of these restricted shares is being expensed over the vesting period.  On March 31, 2005 the Company authorized 47,900 restricted stock units to eleven senior executives of the Company with 50% vesting on December 31, 2008 and 2009 respectively.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology, the Company’s net income and net loss would have been as follows (in thousands except income per share) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income as reported	$1,850	$(985)	$785	$(6,451)
Deduct: Total stock-based compensation expense determined under fair value-based method, net of tax effects (See Note 11)	(145)	(341)	(1,438)	(1,154)
Pro forma net income (loss)	$1,705	$(1,326)	$(653)	$(7,605)
Income (loss) per share:
Basic as reported	$0.26	$(0.13)	$0.11	$(0.84)
Basic pro forma	$0.24	$(0.18)	$(0.09)	$(0.99)
Diluted as reported	$0.23	$(0.13)	$0.10	$(0.84)
Diluted pro forma	$0.21	$(0.18)	$(0.09)	$(0.99)

The assumptions used to calculate the fair value of options granted are evaluated and revised as necessary to reflect market conditions and the Company’s experience. The volatility component of the calculation to establish stock option value has been revised and is reflected in stock based compensation expense for the three months and nine months ended September 30, 2005 and 2004.

Note 3.  Income Per Share

The following table illustrates the computation of basic and diluted income per share (in thousands, except share and per share data) (unaudited):

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
Numerator:
Numerator for basic income (loss) per share	$1,850	$(985)	$785	$(6,451)
Denominator:
Denominator for basic income (loss) per share - weighted average number of common shares outstanding during the period	7,209,984	7,364,244	7,334,206	7,716,079
Denominator for diluted income (loss) per share	8,136,250	7,364,244	8,260,472	7,716,079

Income (loss) per share - basic	$0.26	$(0.13)	$0.11	$(0.84)
Income (loss) per share - diluted	$0.23	$(0.13)	$0.10	$(0.84)

For the nine months ended September 30, 2005 and 2004 there were 1,064,869 and 1,132,729 options, respectively, that were antidilutive and, therefore, not included in the calculations above.

Note 4.  Concentrations

For the nine months ending September 30, 2005, the Company sold the majority of its loans (by volume) to three correspondent investors, Countrywide Home Loans, Inc. (44.7%), Morgan Stanley Mortgage Capital Inc. (18.5%) and Wells Fargo Funding, Inc. (12.5%). The Company’s considerations in deciding where to sell loans are price and operational efficiency.  The Company also considers speed of execution and loan product guidelines.  The Company believes that all of the loans it sells currently could be sold to a number of other investors.

In addition, approximately 33% of the dollar value of loans generated were derived from loans originated in California.  While the Company generates loans on a nationwide basis, it is anticipated that the Company will continue to have a significant concentration of loans originated from California.

Note 5.  Mortgage Loans Held for Sale, net, pledged

AmNet has pledged loans held for sale totaling approximately $736.8 million to secure credit lines (warehouse facilities) from four financial institutions. (See Note 8. “Short-Term Debt.”). Mortgage loans held for sale at September 30, 2005 consist of loans which have been committed for sale of approximately $507.3 million and loans available for sale of approximately $229.5 million, all of which are carried at the lower of cost or market value.

Note 6.  Bond Collateral, Mortgage Loans, net

AmNet has pledged collateral in order to secure the long-term debt issued in the form of CMOs. Bond Collateral Mortgage Loans consist primarily of subprime credit, 30-year mortgage loans secured by first liens on one-to-four family residential properties. As of September 30, 2005 and 2004, 100% of the bond collateral mortgage loans are adjustable-rate mortgages. All Bond Collateral Mortgage Loans are pledged to secure repayment of the related long-term debt obligation. All principal and interest (less servicing and related fees) on the bond collateral is remitted to a trustee and is available for payment of the long-term debt obligation. The obligations under the long-term debt are payable solely from the bond collateral and are otherwise non-recourse to AmNet.

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

Note 7.  Derivative Financial Instruments

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

At September 30, 2005 and December 31, 2004 AmNet had the following commitments to originate loans and loans not yet committed for sale to investors, and offsetting hedge coverage; (dollars in thousands) (unaudited).  (Note that interest rate exposure does not directly correspond to the notional amounts of hedge coverage without applying an option adjusted spread factor to the pipeline and hedges):

	September 30, 2005	December 31, 2004
Interest rate exposure:

Commitments to originate loans at set interest rates (after applying estimated fallout)	$964,691	$471,884

Funded loans not yet committed for sale to investors (closed loans)	229,492	138,250
	1,194,183	610,134
Hedge coverage:

Forward sales of To Be Announced mortgage-backed securities (“TBA”)(notional amount)	959,000	511,000

Options on forward sales of mortgage-backed securities (notional amount)	155,000	100,000
	1,114,000	611,000

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

The following is a summary of the carrying value of AmNet’s derivative instruments as of September 30, 2005 and December 31, 2004 (dollars in thousands) (unaudited):

September 30, 2005	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Dates
Forward sales of mortgage-backed securities (TBAs):
Fifteen year Fannie Mae	4.5-5.5 MBS	$2,000 -24,000	$691	Oct 18-Dec 15, 2005
Thirty year Fannie Mae	4.5-6.0 MBS	500 -25,000	2,833	Oct 13-Dec 13, 2005
Thirty year Ginnie Mae	5.0-5.5 MBS	500 - 5,000	93	Oct 20-Oct 21, 2005
Forward commitments by investor	5.5-5.75	3,000 - 25,000	552	Oct 21-Nov 30, 2005
Options on TBAs:
Thirty year Fannie Mae	5.5 Puts	25,000 - 40,000	803	Oct 6 – Nov 7, 2005
Rate locked loan commitments			(4,121)
Total derivative financial instruments			$851

December 31, 2004	Range of Coupon Rate	Range of Notional Amount	Fair Value	Range of Expiration Date
Forward sales of mortgage-backed securities (TBAs):
Fifteen year Fannie Mae	4.5-5.5 MBS	$1,000 - 20,000	$(101)	Jan 19-Mar 17, 2005
Thirty year Fannie Mae	5.0-6.0 MBS	500 - 20,000	(224)	Jan 3-Mar 14, 2005
Thirty year Ginnie Mae	5.0-5.5 MBS	500 - 6,000	(82)	Jan 20-Mar 22, 2005
Forward commitments by investor	4.625-5.75	2,000 - 20,000	584	Jan 14-Feb 15, 2005
Options on TBAs:
Thirty year Fannie Mae	5.0-5.5 Puts	20,000 - 30,000	2	Jan 13, 2005
Rate locked loan commitments			437
Total derivative financial instruments			$616

The following is a summary of the components within Total derivative financial instruments and market adjustments (expense) income (dollars in thousands) (unaudited):

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
Derivative financial instruments - (expense) income:
Change in value of Options - open positions	$(326)	$(857)	$(2,020)	$(3,954)
Options gain - closed positions	73	—	333	4,287
Change in value of TBAs - open positions	6,857	6,381	3,992	2,150
Change in market adjustment on interest rate locked loan commitments	(6,197)	(3,753)	(4,558)	(520)
TBA gain/(loss) - closed positions	3,006	(13,317)	(1,060)	(4,906)

Total derivative financial instruments and market adjustments (expense) income:	$3,413	$(11,546)	$(3,313)	$(2,943)

Note 8.  Short-Term Debt

As of September 30, 2005, mortgage loans held for sale totaling $736.8 million were pledged as collateral for warehouse facility borrowings of $711.0 million under four warehouse facilities. At September 30, 2005, the Company’s maximum borrowing capacity combined from these four financial institutions was $1.9 billion.  The table below shows the age of pledged mortgage loans as of September 30, 2005 (in thousands) (unaudited):

Aging Range	Number of Loans	Warehouse Line Usage	% of Total

Less than 30 days	3,288	$665,122	93.6%
30 to 60 days	51	9,299	1.3%
61 to 90 days	209	32,395	4.5%
91 to 120 days	33	4,135	0.6%
Total	3,581	$710,951	100.0%

Of the $711.0 million of warehouse line usage at September 30, 2005, $234.9 million was funded through uncommitted warehouse facilities.

The warehouse facilities mature on various dates in 2005 and 2006, and generally bear interest at one-month LIBOR plus spread. The weighted average borrowing rates were 5.02% and 3.08% for the three months ending September 30, 2005 and September 30, 2004 respectively. The weighted-average borrowing rate was 4.60% for the nine months ending September 30, 2005 and 2.74% for the nine months ending September 30, 2004. The weighted-average facility fee was .24% for the nine months ending September 30, 2005 and .23% for the nine months ending September 30, 2004 on the aggregate committed amount of the warehouse facilities. The warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants restricting, among other things, the absolute level of leverage, minimum levels of cash reserves, profitability and stockholders’ equity. We are also, in a certain instance, required to maintain a restricted cash account with one of our warehouse lenders. During the nine months ending September 30, 2005 we were required to add $675 thousand to our cash account as a result of rising interest rates causing reduced values of warehouse line loans and $325 thousand due to a $100 million credit increase.  As of September 30, 2005 the Company was in compliance with warehouse line facility covenants. We believe we are in good standing with all of our warehouse lenders.

Note 9.  Long-Term Debt Related to Securitizations, net

The components of the long-term debt at September 30, 2005 and December 31, 2004, along with selected other information are summarized below (dollars in thousands) (unaudited):

CMO/ FASIT 1998-1 Securitization	September 30, 2005	December 31, 2004

Long-term debt	$9,317	$13,500

Weighted average financing rates	4.65%	3.46%

The table below shows the Company’s expected future payments for future obligations under the long-term debt agreement (000’s):

	Payments Due by Period
Contractual Obligations as of September 30, 2005	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt	$9,317	$2,737	$4,882	$1,698	$—

Note 10.  Recourse Liabilities Associated With Loan Sales

We sell loans to private investors and other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to repurchase loans or indemnify and hold the investor harmless against any loss arising from early payment default activity and errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from brokers. At September 30, 2005 we had approximately $5.9 million and approximately $4.6 million at December 31, 2004  recorded as estimates for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect, may extend to the life of the loan.

Under most of our loan sale agreements, we are also obligated to refund premiums to investors if loans pay off within a certain number of days after the settlement of our loan sale. These refunds are referred to as early prepayment premiums or (“EPPs”). The EPP exposure period generally ranges up to 180 days after the settlement date. At September 30, 2005 and December 31, 2004, we had approximately $771 and $894 thousand, respectively, recorded as an estimated reserve for premium refunds that may occur as a result of loan sales which were still subject to EPP liability.

Reserve activity for the periods presented is as follows (dollars in thousands):

	Reserve For Repurchase Obligations and Indemnifications	Premium Prepayment Reserve	Total
Balance at December 31, 2003	$2,841	$298	$3,139
Payments	(1,784)	(2,519)	(4,303)
Provisions	3,529	3,115	6,644
Balance at December 31, 2004	4,586	894	5,480
Payments	(815)	(2,107)	(2,922)
Provisions	2,157	1,984	4,141
Balance at September 30, 2005	$5,928	$771	$6,699

The balances for the Reserve For Repurchase Obligations and Premium Prepayment Reserve are included in the Consolidated Balance Sheets in the Recourse liabilities associated with the loan sales line item. The payments and provisions represent the yearly change of the balance sheet accounts. The related expense for the three months ending September 30, 2005 and September 30, 2004 is included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the revenue section, gain on sales of loans line item.

As a result of the hurricanes (Rita and Katrina) affected area properties were re-inspected prior to loan closing. These storms had no financial affect on the Company.

Note 11.  Stock Plans

As of September 30, 2005, shares of common stock were reserved for issuance under the Company’s stock plans as follows (unaudited):

	1997 Employee Stock Purchase Plan	2004 Equity Incentive Plan	1997 Stock Option Plans (New issuances terminated in 2004*)	Total

Total Stock Authorized at 1/1/2005	20,000	600,504	1,899,496	2,520,000
Total Options, Restricted Stock, Restricted Stock Units Issued or to be issued	—	369,799	1,899,496	2,269,295
Shares Reserved For Issuance at 9/30/05	20,000	230,705	—	250,705

* The 1997 stock option plans continue until all options outstanding under it are terminated or exercised. No new options will be granted.

Stock option activity during the nine months ending September 30, 2005 was as follows (unaudited):

	Number of Options	Weighted-Average Exercise Price

Balance at December 31, 2004	1,829,271	$8.12
Granted	265,300	10.29
Forfeited	(52,235)	7.56
Exercised	(51,201)	4.41
Balance at September 30, 2005	1,991,135	$8.51

In the event that the merger is completed, the Company's stock plans will be cancelled. The approximate cost to Wachovia to purchase outstanding options will be $5.0 million. This amount is included in the approximate total purchase price of $83 million.

At September 30, 2005, the range of exercise prices for outstanding options was $1.75 to $15.00 and the weighted-average remaining contractual life of outstanding options was 5.71 years. The weighted average exercise price of exercisable outstanding options was $8.90.  The table below shows options and prices for all outstanding options at September 30, 2005 (unaudited):

Option Exercise Price Range	Vested	Unvested	Number of Options

$1.75 to $3.00	135,984	19,965	155,949
$3.01 to $5.00	294,863	124,673	419,536
$5.01 to $7.50	317,136	32,064	349,200
$7.51 to $10.00	176,825	139,225	316,050
$10.01 to $12.50	489,153	5,147	494,300
$12.51 to $15.00	256,100	—	256,100
	1,670,061	321,074	1,991,135

The per share weighted-average fair value of stock options granted between January 1, 2005 and September 30, 2005 is computed quarterly.  For the first quarter ending March 31, 2005 the per share weighted-average fair value of stock options granted was $5.82. For the second quarter ending June 30, 2005 the value was $4.90. For the third quarter ending September 30, 2005 the value was $5.48. These values were calculated using the Black-Scholes option-pricing model, using the following weighted-average assumptions (unaudited):

	Three Months Ending September 30, 2005	Three Months Ending June 30, 2005	Three Months Ending March 31, 2005
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.18%	3.72%	4.18%
Expected volatility	60.25%	60.20%	60.87%
Expected life (years)	5	5	5

On February 7, 2005 the Company’s Compensation Committee authorized payments under the Long-Term Incentive Cash Plan. However, the Committee determined that it is in the best interests of the Company to pay half of each award value in cash and half in restricted stock of the Company. Consequently, 92,684 restricted shares of the Company’s stock were authorized to be issued to the executives of the Company with a three year vesting period. Issuance of the restricted stock was authorized in April 2005. The cost to the Company is approximately $278 thousand per year for three years beginning in 2005. On March 31, 2005 the Committee authorized 47,900 restricted stock units to eleven senior executives of the Company with 50% vesting on December 31, 2008 and 2009, respectively. On April 4, the Committee granted 18,400 restricted shares to the outside members of the Board of Directors vested August 12, 2005. On August 10, 2005 the Committee granted 18,400 restricted shares to the outside members of the Board of Directors vesting August 10, 2006. The result of these awards was $1.6 million of deferred compensation which was reduced during the nine months ending September 30, 2005 to $1.2 million by monthly amortization and is included in the equity section of the Consolidated Balance Sheets.

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

As a result of the conversion to a fully taxable status, an income tax benefit and related deferred tax asset of $5.7 million was recorded in 2003. As of September 30, 2005, our deferred tax asset is approximately $10.1 million which reflects a change in the tax provision from December 31, 2004. The tax provision was calculated based on an assumed income tax rate of 44% for 2005.

At September 30, 2005, in determining the possible future realization of deferred tax assets, management considered future taxable income from the following sources: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

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

Note 13.  Commitments and Contingencies

Lease Commitments

The Company rents certain premises and equipment under non-cancelable operating leases expiring at various dates through the year 2011. Rental expense under such leases is included in office and occupancy expense, and other operating expenses. Lease costs totaled $3.1 million in the nine months ending September 30, 2005 and $3.0 million in the nine months ending September 30, 2004. Future minimum lease payments under these leases as of September 30, 2005, are as follows (dollars in thousands) (unaudited):

Year ending September 30:
2006	$3,241
2007	2,511
2008	1,822
2009	1,193
2010	363
After September 30, 2010	41
$9,171

Wachovia Merger – Termination Fee

The pending merger agreement discussed in Note 1 provides that if the merger agreement is terminated under certain specific circumstances as set forth in the merger agreement, the Company will be liable to pay Wachovia an aggregate termination fee of up to $3.5 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding our expectations, hopes, beliefs, intentions, or strategies regarding the future. Such statements use words such as “expect,” “will,” “may,” “anticipate,” “goal,” “intend,” “seek,” “believe,” “target,” “ “plan,” “strategy” and derivatives of such words. Forward looking statements in this report include those statements regarding:

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

These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statements. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements.  Some of the most significant risks that we face that could harm our future operating results or prevent us from meeting our goals and objectives are the following:

•      We have entered into an Amended and Restated Agreement and Plan of Merger with Wachovia Bank, National Association and a wholly owned merger subsidiary of Wachovia, pursuant to which the merger subsidiary will merge with and into AmNet and AmNet will be the surviving corporation and become a wholly owned subsidiary of Wachovia.  Completion of the merger is expected to occur no later than the first quarter of 2006; however, there can be no assurance that the merger will be completed.

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

•      In 2004 we began offering subprime loans to wholesale brokers, and we intend to increase our proportion of subprime loans significantly by hiring additional account executives to call on mortgage brokers who specialize in subprime loans. While we have a centralized underwriting and funding center to process these loans and have hired experienced personnel, subprime loans are more complex and any errors we make in underwriting or funding these loans could cause loans to be un-saleable or to be sold at a significant loss.  Additionally subprime lending is extremely competitive making it difficult to evaluate the potential growth prospects and profit margins for this product line.

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

•      A significant source of revenue is derived from the net interest spread we earn on loans held for sale and financed with short term warehouse lending facilities. Continued flattening of the interest rate yield curve (decreased difference between long term interest rates and short term interest rates)  has reduced net interest rate spread significantly over the past year.  Further flattening and potential inversion of the yield curve could significantly impact this revenue source and jeopardize our ability to sustain profitability.

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

In March of 2004, we began providing loan programs tailored to subprime borrowers with credit that does not meet conventional guidelines or who require non-conventional loan terms with respect to loan-to-value, debt ratio, cash-out or documentation. We offer subprime loans through several different loan programs. However, our Company policy is not to provide high cost loans which are defined as mortgage loans that feature either an interest rate or points and fees charged in connection with loans that exceed certain thresholds prescribed by federal or state law or local ordinances. Subprime lending provides loan solutions for borrowers with credit problems who would not qualify for other lending products we offer. The unit cost to originate these loans is higher due to more labor intensive underwriting and funding processes, higher sales commission rates and a higher percentage of loan applications that are not approved or funded. As a result of higher credit risk and cost, we must charge higher interest rates for assuming this risk. To help mitigate the additional risks while our systems and processes are being refined, underwriting for these loans is performed at our centralized subprime operations center located in our San Diego headquarters office as opposed to the regional underwriting and funding we utilize for all other wholesale loan products we offer. Our long-term strategy is to grow this segment of our business to up to 20 percent of our total loan funding volume. Our subprime volume was 2.3 percent of total loan volume funded in the first nine months of 2005 and is expected to reach four percent of total loan volume by the end of 2005. We have hired seasoned staff to augment our expertise in this area of lending. We also have negotiated with investors to buy the loans we generate and amended our agreements with existing warehouse lenders to finance these loans.

In the second half of 2004 we made a strategic decision to create a correspondent lending channel. We began originating loans through this channel in the first quarter of 2005. Progress in building loan volume was slower than projected with a resulting increased investment required to attain profitability. Profit margins being very thin in this type of lending, the lack of volume increase meant a protracted time of unprofitability. During the third quarter of 2005 the decision was made to close our Correspondent lending channel.

We originate mortgage loans predominately to prime quality borrowers (except our subprime division) secured by first trust deeds through a network of independent mortgage brokers. A concentration of our business is in California (33% of loans [by volume] originated in the nine months ending September 30, 2005); however, we do business on a nationwide basis. We sell the loans that we originate to institutional purchasers on a servicing-released basis.

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

The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of September 13, 2005, with Wachovia Bank, National Association, a national banking association organized under the laws of the United States of America, and PTI, Inc., a Delaware corporation and wholly owned subsidiary of Wachovia, pursuant to which PTI will merge with and into the Company, with the Company being the surviving corporation (the “merger”) and becoming a wholly owned subsidiary of Wachovia.  Any references to the “merger” or the “pending merger” in this report refer to the transaction contemplated by the merger agreement.  In the merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share, is to be canceled and converted automatically into the right to receive $10.30 per share in cash.  The aggregate merger consideration (on a fully diluted basis) is approximately $83 million.  The merger remains subject to customary closing conditions, including approval of the merger by the Company’s stockholders.  Upon the unanimous recommendation of a special committee comprised of non-employee directors, the board of directors has unanimously approved the merger and recommended that the Company’s stockholders approve it.  The Company expects to hold a special meeting of stockholders to vote on the merger and the merger agreement in December 2005.  In connection with the meeting, we issued a definitive proxy statement dated November 7, 2005 that has been filed with the Securities and Exchange Commission.

At September  30, 2005, we are operational in thirty office locations which represents a net reduction of two offices from December 31, 2004. We had a total of 956 employees at September 30, 2005 which is an increase of 197 employees from December 31, 2004.

We borrow funds under our warehouse credit facilities to fund and accumulate loans prior to sale to correspondent investors on a servicing-released basis. As of September 30, 2005 we had four warehouse facilities that enabled us to borrow up to an aggregate of $2.2 billion. We are generally allowed to borrow from 96% to 99% of the lesser of par or market value of the loans, and must comply with various lender covenants requiring, among other things, minimum levels of cash reserves, certain levels of profitability and restricted leverage ratios.  See Part II Item 5(a), regarding a new warehouse facility.

We generate revenue, net of hedging and market adjustments in our mortgage banking business in three principal ways (gain on loan sales net of hedging and market adjustments, and interest income):

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

Relative to our Mortgage Asset Portfolio, we made a strategic decision to sell the vast majority of our mortgage portfolio assets in the first quarter of 2004 and we completed the sales in the third quarter of 2004. The remaining mortgage assets of approximately $11.1 million are pledged to secure long term debt totaling approximately $9.3 million. These assets are referred to as our CMO/FASIT 1998-1 Securitization and are referred to on the balance sheet as bond collateral. Our Company over-collateralized the bonds at the time of issuance by pledging assets in excess of new liabilities.  These bond collateral assets are carried at the lower of cost or net realizable value.  At September 30, 2005, our bond collateral assets were carried on our balance sheet at approximately

$1.8 million more than our remaining long term debt.

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

Our 3rd Quarter 2005 Highlights (Executive Overview)

Our consolidated operating results for the third quarter of 2005 were dominated by the following:

•      We funded approximately $4.5 billion in loan volume for the period while fundings for the same period in 2004 were $2.1 billion.  This represents an increase of approximately 119% while the overall mortgage market increased from approximately $646 billion for the quarter ending September 30, 2004 to approximately $775 billion for the quarter ending September 30, 2005 (an increase of approximately 20%), according to the Mortgage Bankers Association (“MBA”) Mortgage Finance Forecast dated October 26, 2005. For all of 2005, the MBA is projecting $2.8 trillion in residential mortgage lending which approximately equals 2004. Key reasons for our loan production increase are: a sales force increase (267 account executives at September 30, 2005 compared to 145 account executives at September 30, 2004), a maturing of our branch network resulting in better market penetration and a broader range of loan products offered by the Company. The graph below shows monthly loan production comparisons between the third quarters of 2005 and 2004.

2005 & 2004 Loan Fundings by Month - Second Quarter

	(in millions)
	2005	2004

July	$1,500	$623
August	1,629	741
September	1,417	711
Totals – Quarters ending September 30	$4,546	$2,075

•              Total revenue was $56.0 million which represented a 165% increase from the quarter ending September 30, 2004. Net interest income (interest income less interest expense) decreased for the quarter ending September 30, 2005 versus the quarter ending for the same period in 2004. Net interest income in the third quarter of 2005 was $3.7 million (interest income of $22.4 million less interest expense of $18.7 million). Net interest income in third quarter of 2004 was $3.8 million (interest income of $8.2 million less interest expense of $4.4 million).

•              Total revenue inclusive of the benefits of revenue timing differences, was sufficient to cover variable and fixed expenses totaling $52.7 million resulting in pretax income of $3.3 million.  We had favorable impacts from timing differences, as more fully described below in the section entitled “Interest Rate Risk Management and the Relationship Between Our Hedging Instruments and the Market Adjustments and Gain on Sale that We May Record for a Period”.

•              Employee compensation and benefits increased by $11.6 million in the 3rd quarter of 2005 compared to the same period in 2004.  Approximately $5.5 million of this increase was directly the result of higher commissions on incremental loan funding volume.  Another $2.4 million is associated with an overall higher commission rate driven by higher commission guaranty payments and a change in the commission rates on some products.  The balance of the increase in compensation totaled $3.7 million and was associated with increases in staffing to handle larger loan funding levels and a higher proportion of loans requiring complex underwriting.  These higher overhead expenses have served to significantly reduce the positive impact of loan funding volume growth, and the company is attempting to implement technology enhancements which would improve efficiencies.  However these process improvements are not expected to benefit the Company's cost structure until late 2006.

•              Professional fees totaled approximately $2.8 million for the third quarter of 2005 while for the same period in 2004 professional fees totaled approximately $0.9 million. The majority of this increase relate directly to the cost of the merger.  The merger-related fees are comprised primarily of legal and accounting services, and other related transaction costs.  These expenses are expected to continue until the merger is completed.  The total amount of these merger-related fees are not determinable at this time.  We also had higher contract labor expenses due to higher loan production levels.

•              Correspondent lending activity was discontinued during the quarter. The financial impact was less than $50 thousand of expense for employee severance costs and subleasing office space.

•              Total expenses increased 6 basis points largely due to increased interest rates and the resulting increase in interest expense. Total expense dollars also increased as a result of increased commission costs related to loan volume increases and payment guarantees for new account executives.

•              Net interest income (interest income less interest expense) decreased largely as a result of the flattening of the yield curve (the difference between long term interest rates and short term interest rates has been decreasing).

•              Unrestricted cash and cash equivalents decreased by $6.9 million during the third quarter of 2005 from $28.6 million at June 30, 2005, to $21.7 million at September 30, 2005. The key factors in the cash decrease were additional cash invested in higher loan inventories and related loan sale receivables related to loan production increases.

•              Our mortgage asset portfolio received approximately $0.7 million in principal and REO sale proceeds. The Company reduced related long term debt by approximately $0.7 million.

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

We generally adjust our hedge coverage on a daily basis based upon changes in the size and composition of the pipeline and resultant changes to our estimated pipeline exposure, seeking to protect our loan sale margin targets. Since August of 2002, we have used an outside company, Mortgage Capital Management, Inc. (“MCM”), to help us manage our interest rate risks. MCM is a quantitative software and advisory service firm that currently serves a number of clients in the mortgage banking industry. MCM performs pipeline exposure analysis and provides hedging recommendations on a daily basis. Our loan pipeline at September 30, 2005 was approximately $1.6 billion, at December 31, 2004 our pipeline was approximately $0.8 billion and at September 30, 2004 our pipeline was approximately $0.9 billion. We believe our hedges have correlated to both increases and decreases in the value of our rate locked loans and uncommitted closed loans. In the future, as our loan products change and our subprime channel increases production, our hedging strategies, fallout assumptions and hedging instruments may change to better mitigate the risk of interest rate changes.

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

•      Closed loans.  We do not recognize any increase in the fair value in our closed loan inventory until a true sale has taken place, nor do we recognize a decline in the fair value of our loans if that decline is not more than our expected gain on sale profit margin on the loan.   However, if the cost basis of the loan is more than could be obtained by sale in the marketplace, a market adjustment is recorded (referred to as the lower of cost or market, or “LOCOM”). Accordingly, decreases in the fair value as of the end of the period are not recorded in the current period unless the fair value of our closed loans fall below our cost basis.  Any such declines in value are recorded in our Statement of Operations as an adjustment to our “gain on sale of loans” revenue at the time they are recognized.

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

•      An increase in market interest rates will cause the fair value of our uncommitted loans to decline, with such declines offset by increases in the value of our hedges.  Since we recognize hedging gains in the current period, we accelerate all or a portion of the expected pricing margin we have in our loans. When the decline in the fair value of our loans is not below our carrying value, we will realize the reduced profit margin on our loans in the subsequent period when the loans are sold.

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

Period	Estimated Current Period Unrecognized Timing Difference	Reverse Prior Period Estimated Unrecognized Timing Difference	Estimated Net Change In Fair Value Of Loans Held For Sale
4th Quarter 2003	$1,733,639	$—	$—
1st Quarter 2004	1,024,363	(1,733,639)	(709,276)
2nd Quarter 2004	2,244,147	(1,024,363)	1,219,784
3rd Quarter 2004	2,271,162	(2,244,147)	27,015
4th Quarter 2004	312,175	(2,271,162)	(1,958,987)
1st Quarter 2005	(1,800,000)	(312,175)	(2,112,175)
2nd Quarter 2005	2,286,076	1,800,000	4,086,076
3[r]d Quarter 2005	(274,730)	(2,286,076)	(2,560,806)

We have provided a more detailed description of the methods and estimates we use to calculate the value of our derivative instruments and gain on sale in our Annual Report on form 10-K under the heading “Derivative and Hedging Activities / Determination of Fair Values”.

Results of Operations

Three Month Results

We recorded net income of $1.9 million for the three-month period ending September 30, 2005 as compared to a net loss of $985 thousand in 2004 for the same period.  Our loan production increased 119.0% for the quarter ending September 30, 2005 over the quarter ending September 30, 2004.  Higher loan production and inproved margins drove a total revenue increase of 163.9% from $21.2 million to $56.0 million for the quarter ended September 30, 2005 as compared to the same period in 2004.  Our expenses increased 130.8% from $22.8 million for the three months ended September 30, 2004 to $52.7 million for the same period in 2005. The surge in volume period over period directly relates to a 50.8% increase in account executives and loan programs which provide alternatives to traditional fixed rate programs in a rising interest rate environment. Increased expenses directly relate to volume increases especially in commission and compensation. The professional fee expense increase for the three-month period ending September 30, 2005 compared to the same period ending September 30, 2004, relates primarily the legal and accounting fees incurred in connection with the pending merger. Discontinuation of our correspondent division resulted in an expense of less than $50 thousand.

Timing differences described above favorably impacted our revenues in the third quarter of 2005 (fully described above in the section entitled “Interest Rate Risk Management and the Relationship Between our Hedging Instruments and the market adjustments and gain on Sale That we may Record for a Period”).

	($ amounts in 000’s) (unaudited)
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	2005 Increase (Decrease)

Loans sold, net	$4,156,739	$2,147,372	$2,009,367

	Amount of Income (Expense)	Basis Points (Loans Sold)	Amount of Income (Expense)	Basis Points (Loans Sold)	Increase (Decrease) Amount	Increase (Decrease) Basis Points (Loans Sold)

Revenues:
Premiums	$71,663	172.40	$50,327	234.37	$21,335	(61.97)
Broker fees	10,804	25.99	5,335	24.85	5,469	1.14
Mortgage broker premiums	(46,318)	(111.43)	(27,265)	(126.97)	(19,054)	15.54
Premium recapture and loan loss provisions	(2,017)	(4.85)	(1,420)	(6.61)	(597)	1.76
Deferred origination costs	(4,062)	(9.77)	(2,779)	(12.94)	(1,281)	3.17
Gain on sales of loans	$30,070	72.34	$24,198	112.70	$5,872	(40.36)
Derivative financial instruments and market adjustments	3,413	8.21	(11,546)	(53.77)	14,959	61.98
Gain on sales of loans, after derivative financial instruments and market adjustments (“gross margin”)	$33,483	80.55	$12,652	58.93	$20,831	21.62
Interest on mortgage loans held for sale	22,152	53.29	8,200	38.19	13,952	15.10
Interest on bond collateral	245	0.59	27	0.12	218.47
Total interest income	22,397	53.88	8,227	38.31	14,170	15.57
Other income	147	0.35	281	1.31	(134)	(0.96)
Total revenue	$56,027	134.78	$21,160	98.55	$34,867	36.23

The overall mortgage loan market in 2005 is expected to reach $2.8 trillion which will match the $2.8 trillion in 2004 according to the MBA forecasts dated October 26, 2005. While the overall market is anticipated to equal 2004, we are continuing to concentrate on gaining market share over our competitors.  Our strategy is to capture an increasing percentage of the market through sales force expansion. In the third quarter of 2005, we increased loan production 26.1%, from $3.7 billion in the quarter ending June 30, 2005, to $4.5 billion for the quarter ending September 30, 2005.

Gross margin increased (in dollar terms) for the quarter ended September 30, 2005 over the quarter ended September 30, 2004 due to a higher volume of loans sold and origination of more profitable loans.  Note that increasing interest rates for the quarter ended September 30, 2005 increased the gain on derivative financial instruments and market adjustments and increased the gain on sale margins. For the quarter ended September 30, 2004 decreasing interest rates during the quarter conversely decreased the value of derivative financial instruments but increased our gain on sale margins.

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

Premium recapture and loan loss provisions increased by $597 thousand in the third quarter of 2005 compared to the same period in 2004. The increase was mainly due to increased loan volume however the basis point (percentage of loans sold) decreased. This reduction in loan loss reserves as a percentage of loans sold reflects a change in estimate (as a result of new information showing a reduced exposure to loss) for loan reserves on loans guaranteed by the Federal Housing Administration. Premium recapture expense increased in the third quarter of 2005 compared to the same period in 2004 due to loan volume increases, however this expense is expected to decline (as a basis point percentage of loans sold) as interest rates rise and refinance activity declines. Conversely while we believe that our underwriting process is sound and effective, loan loss provisions may increase in the future due to a higher mix of Alt-A and subprime loans which have more complex underwriting criteria and are more likely to be rejected by investors if unintentionally we sell them loans which do not meet their underwriting guidelines.

The use of hedges (recorded as derivative financial instruments) is key to protecting our profit margins between the time of the interest rate lock and when the loan is committed for sale to an investor. Generally when mortgage interest rates rise, the value of loans we have in our pipeline declines, and when interest rates decline the opposite is true.  We utilize hedge instruments to help protect the value of loans in our pipeline from increases in interest rates.  Consequently, basis point loan premiums, and gain on sales of loans, are best analyzed in conjunction with the basis point gain or loss from our derivative financial instruments and market adjustments on our pipeline. We continued to use forward sales of mortgage-backed securities (TBA) and options on forward sales of mortgage-backed securities as our primary hedging instruments. Due to increases in mortgage interest rates during the third quarter of 2005 we recorded gains on derivative financial instruments of $3.4 million. For the third quarter of 2004 we recorded net losses on derivative financial instruments of $11.5 million due to decreasing mortgage interest rates during the quarter.

Our gross margins, before considering the impacts of timing differences, were $33.5 million for the three months ended September 30, 2005 or 81 basis points (.81%) on $4.2 billion in loan sales volume, representing an increase of $20.8 million from $12.7 million on $2.1 billion in loan sales volume (59 basis points [.59%]) for the comparable period in 2004. The gross margin improvement is a result of higher margin loan products being originated and sold plus favorable timing differences (See previous section – Interest Rate Risk Management And The Relationship Between Our Hedging Instruments And The Market Adjustments And Gain On Sale That We May Record For A Period). Loan sales volume increased $2.0 billion. Overall competitive pressure remains high and is expected to intensify as interest rates rise and the overall market shrinks in 2006. There can be no assurances that margins will remain at current levels and accordingly our gross margins would be affected if competitive pressures increase or decrease.

Our overall actual gross margin percentages, after considering timing differences, in the quarter ending September 30, 2005 approximated our target gross margin percentages, indicating that our hedging strategies were effective in protecting our pricing margins.  We believe that our hedging program was generally successful in protecting profit margins on our loan originations. However, our hedging strategies may not be successful in mitigating our risks associated with interest rate changes in future periods. In particular, for new loan products with large loan balances, short terms, and loan products with adjustable rates, our hedging process may be less effective at certain times.

 We recorded interest income on mortgage loans held for sale of $22.2 million for the three months ended September 30, 2005. For our mortgage loans held for sale we earn interest on a loan from the date the loan is funded until sale. Accordingly, interest income related to our mortgage loans held for sale is a function of the volume of loan production, the interest rate on the loans and the length of time the loans are held prior to sale. To the extent we fund loans with borrowings under our warehouse facilities, we record interest expense based on the same factors. Interest expense on our warehouse borrowings for the period was $18.6 million. Interest income of $22.2 million less interest expense of $18.6 million results in net interest income of $3.6 million. This equals approximately 8 basis points (.08%) on third quarter 2005 loan sales of $4.2 billion. For the comparable period ended September 30, 2004 interest income was $8.2 million and interest expense was $4.3 million. This resulted in net interest earned of $3.9 million, representing 19 basis points (.19%) on third quarter 2004 loan sales of $2.1 billion. The reason for the basis point decline in net interest spread for 2005 was a flattening of the yield curve and a higher proportion of adjustable rate loans in our loan inventories. As a direct result of the sale of the majority of our bond collateral in 2004, net interest income ($134.3 thousand) is reduced from pre-portfolio sale amounts for the quarter ending September 30, 2005.

The table below provides the relationship between estimated fixed, variable and total consolidated expenses to loan production for the three months ended September 30, 2005 and 2004 (dollars in thousands) (unaudited):

Three months ending September 30, 2005

Loan production	$4,545,436

	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$12,498	27.49	$11,889	26.16	$24,387	53.65
Office and occupancy expense	—	—	1,219	2.68	1,219	2.68
Professional fees and contract labor	477	1.05	2,278	5.01	2,755	6.06
Other operating expense	1,855	4.08	3,882	8.54	5,737	12.62
Total operating expenses	14,830	32.63	19,268	42.39	34,098	75.02
Interest expense – short term debt	18,591	40.90	—	—	18,591	40.90
Interest expense – long term debt	111	0.25	—	—	111	0.25
Total interest expense	18,702	41.15	—	—	18,702	41.15
Provision for loan losses	—	—	(64)	(0.14	(64)	(0.14)
Gain on REO, net	—	—	(10)	(0.02)	(10)	(0.02)
Total consolidated expenses	$33,532	73.77	$19,194	42.23	$52,726	116.00

Three months ending September 30, 2004

Loan production	$2,075,698

	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$4,639	22.35	$8,113	39.08	$12,752	61.43
Office and occupancy expense	—	—	1,076	5.18	1,076	5.18
Professional fees and contract labor	186	0.90	739	3.56	925	4.46
Other operating expense	1,220	5.88	2,878	13.86	4,098	19.74
Total operating expenses	6,045	29.13	12,806	61.68	18,851	90.81
Interest expense – short term debt	4,308	20.75	—	—	4,308	20.75
Interest expense – long term debt	112	0.54	—	—	112	0.54
Total interest expense	4,420	21.29	—	—	4,420	21.29
Provision for loan losses	—	—	80	0.39	80	0.39
Gain on REO, net	—	—	(86)	(0.41)	(86)	(0.41)
Valuation adjustment – Bond Collateral	—	—	(437)	(2.10)	(437)	(2.10)
Total consolidated expenses	$10,465	50.42	$12,363	59.56	$22,828	109.98

Total expenses incurred for the three months ended September 30, 2005 were approximately $52.7 million. Operating expenses, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense, professional fees and contract labor and other operating expenses), were approximately $34.1 million or approximately 75 basis points (.75%) for the three months ended September 30, 2005. For the comparable period ended September 30, 2004, there were approximately $22.8 million of total expenses, of which approximately $18.9 million or approximately 91 basis points (.91%) were operating expenses (which excludes interest expense, provision for loan losses, gain on REO and valuation adjustment). The increase in operating expenses in the third quarter of 2005 was primarily due to the increase in loan production; loan production-related expenses and increases in the number of branch and corporate headquarters personnel. Although operating expenses increased for the three months ended September 30, 2005 the basis points (percentage of loan production) declined because fixed costs did not rise in relation to increased loan volume. For the three months ended September 30, 2005, expenses included approximately $11.1 million in sales commissions, which vary in proportion to the volume of loan production, or approximately 24 basis points (.24%) on $4.5 billion in funded loans. The basis point commissions expense increase in 2005 was due to a higher proportion of new account executives receiving guaranteed commissions during their first three months with our Company and higher commissioned product type volume.

Operating expenses totaled $34.1 million or approximately 75 basis points (.75%), on $4.6 billion in loan production in the third quarter of 2005 which is an increase from the same period in 2004 but a decrease in basis points. As such, the operating cost per loan produced decreased from $1,550 in the third quarter of 2004 to $1,466 per loan in the third quarter of 2005. Greater production efficiency was achieved as a result of the 119% increase in loan production while limiting fixed costs increases to minimal levels.

Professional fees increased from approximately $0.9 million to $2.8 million. The majority of this increase is attributable to the legal and accounting fees incurred in connection with the pending merger. We expect these fees to continue at higher levels in the next quarter for the same reason.

We discontinued Correspondent lending activity in the third quarter of 2005. Costs associated with this closure were less than $50 thousand.

The effective combined federal and state tax rates are estimated to be 44%.  In 2004, losses increased our deferred income tax benefit to approximately $10.7 million at December 31, 2004. At September 30, 2005 our deferred income tax benefit balance was decreased to $10.1 million.  This benefit is expected to be realized in future periods through the utilization of net operating loss carryforwards; however should the Company not generate sufficient operating profits, our deferred tax benefits may have to be reversed.  There can be no assurances that all of the Company’s deferred tax assets, totaling approximately $10.1 million, will be realized in future periods.

Interest rate movements are difficult to predict, but mortgage interest rates generally increased during the third quarter of 2005. Projections by the MBA (October 26, 2005) for the remainder of 2005 indicate an increase in interest rates and a decrease in loan volume for the fourth quarter although loan volume estimated for all of 2005 is the same as 2004 ($2.8 trillion for 2004 and $2.8 trillion for 2005). Wherever possible we are managing staffing levels and utilizing as much of our existing infrastructure to process our loan production (adjust staffing size to an optimal level of efficiency) while growing our sales presence in existing and new markets. We have been investing in growth and expanding and will continue to expand our business operations, primarily in sales areas, while we focus on controlling our fixed expenses. Our strategy requires us to capture an increasing percentage of the market in a highly competitive environment, which will put pressure on our gross margins.  If we are not able to do this, we would likely experience losses due to our current level of operating expenses.

We continue to hold a small portfolio of bond collateral mortgage loans ($11.1 million) and related debt ($9.3 million).

Nine Month Results

We recorded net income of $0.8 million for the nine month period ending September 30, 2005 as compared to a net loss of $6.5 million in 2004 for the same period. These results were due in large part to (i) the same reasons described in the “Three Month Results” and (ii) for the nine month period ending September 30, 2004 we recorded a $5.3 million loss on the sale of portfolio assets.

Timing differences described above (fully described above in the section entitled “Interest Rate Risk Management And The Relationship Between Our Hedging Instruments And The Market Adjustments And Gain On Sale That We May Record for a Period”)

favorably impacted our revenues in the nine month period ending September 30, 2005 and adversely impacted the same period in 2004. For the nine months ending September 30, 2005 the favorable impact was estimated to be $0.6 million and the adverse impact was approximately $0.6 million for the same nine month period in 2004. While these timing differences can be very significant in any single quarter our nine month results are more reflective of margins due to the fact that timing differences offset.

The table below provides a nine month comparative view of loan production for 2005 and 2004 (unaudited):

2005 & 2004 YTD Loan Fundings by Month

	(in millions)
	2005	2004
January	$727	$436
February	816	558
March	1,164	877
April	986	1,147
May	1,223	751
June	1,488	668
July	1,500	623
August	1,629	741
September	1,417	711
Year to date totals	$10,950	$6,512

The table below compares our revenue categories to basis points of loans sold for the nine month periods ending September 30, 2005 and September 30, 2004 (dollars in thousands) (unaudited).

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	2005 Increase (Decrease)

Loans sold, net	$10,289,926	$6,399,060	$3,890,866

	Amount of Income (Expense)	Basis Points (Loans Sold)	Amount of Income (Expense)	Basis Points (Loans Sold)	Increase (Decrease) Amount	Increase (Decrease) Basis Points (Loans Sold)

Revenues:
Premiums	$186,445	181.19	$122,269	191.07	$64,176	(9.88)
Broker fees	27,179	26.41	15,503	24.23	11,676	2.18
Mortgage broker premiums	(118,332)	(115.00)	(82,704)	(129.24)	(35,628)	14.24
Premium recapture and loan loss provisions	(4,169)	(4.05)	(4,615)	(7.21)	446	3.16
Deferred origination costs	(10,145)	(9.86)	(8,416)	(13.15)	(1,729)	3.29
Gain on sales of loans	$80,978	78.69	$42,037	65.70	$38,941	12.99
Derivative financial instruments and market adjustments	(3,313)	(3.22)	(2,943)	(4.60)	(370)	1.38
Gain on sales of loans, after derivative financial instruments and market adjustments (“gross margin”)	$77,665	75.47	$39,094	61.10	$38,571	14.37
Interest on mortgage loans held for sale	47,159	45.83	22,208	34.71	24,951	11.12
Interest on bond collateral	678	0.66	2,229	3.48	(1,551)	(2.82)
Total interest income	47,837	46.49	24,437	38.19	23,400	8.30

Other income	599	0.58	1,010	1.58	(411)	(1.00)
Total revenue	$126,101	122.54	$64,541	100.87	$61,560	21.67

Gross margins increased for the nine months ended September 30, 2005 over the same period ended September 30, 2004 due to a higher level of loans sold and better gross margins due to changes in our product mix. Increasing interest rates for the nine months ended September 30, 2005 decreased the gain on sales of loans and increased the value of derivative financial instruments and market adjustments. This trend cannot clearly be seen for the nine month period ending September of 2005 because interest rates initially decreased during the period (causing losses on derivative instruments) and then increased at the end of the period (causing gains on derivative instruments). The net effect on derivative instruments was an overall loss for the period of approximately $3.3 million. During the nine month period ending September 2004 the opposite was true in that interest rates initially increased and then decreased at the end of the period. The net effect on derivative instruments was an overall loss for the period of approximately $2.9 million.

Premium recapture and loan loss provisions decreased by $0.4 million in the nine months ended September 30, 2005 compared to the same period in 2004. The decrease was mainly due to a reduction in loan loss reserves in the first nine months of 2005 which was the result of a change in estimate for FHA loan reserves (as a result of new information showing a reduced exposure to loss). Premium recapture expense decreased in the first nine months of 2005 compared to the same period in 2004 which overcame third quarter increases due to third quarter loan production volume increases. If interest rates rise and refinancing activity decreases, premium recapture expense will decline as a percentage of loans sold.

Our gross margins were $77.7 million for the nine months ended September 30, 2005 or 75 basis points (.75%) on $10.3 billion in loan sales volume, representing an increase of $38.6 million from $39.1 million on $6.4 billion in loan sales volume for the comparable period in 2004. The gross margin improvement is a result of higher margin loan products being originated and sold. Loan sales volume increased $3.9 billion.

We recorded interest income on mortgage loans held for sale of $47.2 million for the nine months ended September 30, 2005. Interest expense on our warehouse borrowings for the period was $37.1 million. The resulting net interest income earned on loan inventories was $10.1 million (interest income of $47.2 million less $37.1 million of interest expense), representing 9 basis points (.09%) on the first nine months of 2005 loan production of $10.9 billion. For the comparable period ended September 30, 2004 interest income was $22.2 million and interest expense was $11.1 million. This resulted in net interest earned of $11.1 million, representing 17 basis points (.17%) on the first nine months of 2004 loan production of $6.5 billion. The reason for the net interest decrease for 2005 was a flattening of the yield curve. Interest income on bond collateral decreased in the nine month period ending September 30, 2005 to approximately $0.34 million from $0.89 million in the nine month period ending September 30, 2004. This reduction was a direct result of the sale of a majority of bond collateral in 2004.

The table below provides the relationship between estimated fixed, variable and total consolidated expenses to loan production for the nine months ended September 30, 2005 and 2004 (dollars in thousands) (unaudited):

Nine months ending September 30, 2005

Loan production	$10,949,895

	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$29,910	27.32	$33,007	30.14	$62,917	57.46
Office and occupancy expense	—	—	3,269	2.99	3,269	2.99
Professional fees and contract labor	1,110	1.01	4,679	4.27	5,789	5.28
Other operating expense	4,890	4.47	10,263	9.37	15,153	13.84
Total operating expenses	35,910	32.80	51,218	46.77	87,128	79.57
Interest expense – short term debt	37,110	33.89	—	—	37,110	33.89
Interest expense – long term debt	340	0.31	—	—	340	0.31
Total interest expense	37,450	34.20	—	—	37,450	34.20
Provision for loan losses	—	—	167	0.15	167	0.15
Gain on REO, net	—	—	(1)	(0.00)	(1)	0.00)
Valuation adjustment – Bond Collateral	—	—	(38)	(0.03)	(38)	(0.03)
Total consolidated expenses	$73,360	67.00	$51,346	46.89	$124,706	113.89

Nine months ending September 30, 2004

Loan production	$6,511,505

	Estimated Variable Expenses	Estimated Variable Expenses Bpts.	Estimated Fixed Expenses	Estimated Fixed Expenses Bpts.	Total Expenses	Total Expenses Bpts.

Employee compensation and benefits	$14,508	22.28	$24,486	37.60	$38,994	59.88
Office and occupancy expense	—	—	2,871	4.41	2,871	4.41
Professional fees and contract labor	544	0.83	2,786	4.28	3,329	5.11
Other operating expense	3,838	5.89	9,200	14.13	13,038	20.02
Total operating expenses	18,890	29.00	39,342	60.42	58,233	89.42
Interest expense – short term debt	11,075	17.01	—	—	11,075	17.01
Interest expense – long term debt	1,339	2.06	—	—	1,339	2.06
Total interest expense	12,414	19.07	—	—	12,414	19.07
Provision for loan losses	—	—	208	0.32	208	0.32
Gain on REO, net	—	—	(406)	(0.62)	(406)	(0.62)
Valuation adjustment – Bond Collateral	—	—	4,872	7.48	4,872	7.48
Total consolidated expenses	$31,304	48.07	$44,016	67.60	$75,320	115.67

Total expenses incurred for the nine months ended September 30, 2005 were approximately $124.7 million. Operating expenses, which included all expenses except interest expense (employee compensation and benefits, office and occupancy expense, professional fees and contract labor and other operating expenses), were approximately $87.1 million for the nine months ended September 30, 2005. For the comparable period ended September 30, 2004, there were approximately $75.3 million of total expenses, of which approximately $58.2 million were operating expenses. The increase in operating expenses in 2005 was primarily due to the increase in loan production and loan production-related expenses and increases in the number of branch and corporate headquarters personnel. For the nine months ended September 30, 2005, expenses included approximately $26.3 million in sales commissions, which vary in proportion to the volume of loan production, or approximately 24 basis points (.24%) on $10.9 billion in funded loans. The basis point commissions expense increased in 2005 due to a higher proportion of new account executives receiving guaranteed commissions during their first three months with our Company and higher commissioned product type volume.

Operating expenses totaled $87.1 million or approximately 80 basis points (.80%), on $10.9 billion in loan production in the first nine months of 2005. Total operating expenses in basis points of loan production (which is a measurement of the cost per loan) decreased for the nine months ended September 30, 2005 compared to the same period in 2004 (from 89 basis points (.89%) in 2004 to 80 basis points (.80%) in 2005). The operating cost per loan produced decreased from $1,557 in the first nine months of 2004 to $1,533 per loan in the first nine months of 2005. Although greater production efficiency may have been expected with a 68.2% increase in loan production, our branch system is still maturing. New branches being less efficient offset volume efficiency gains by mature branches.  Also, our new Subprime lending channel continues to incur losses while building loan production volume.

Liquidity and Capital Resources

General

Our sources of liquidity during the nine months ended September 30, 2005 primarily consisted of the following:

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

•              increasing and maintaining a “restricted cash” account, which includes amounts required to be held by certain warehouse line providers that may not be used in our operations or as equity for other warehouse lines of credit;

•              funding certain mortgage originations without the use of warehouse financing and;

•              professional fees related to the sale of the Company.

Cash Generated By and Used In Our Operations

During the nine months ended September 30, 2005, on a consolidated basis we had net negative cash flow of $28.9 million. The principal factors impacting our negative cash flow are:

•      Net increases in our cash investment in loan inventories and loan sale receivables totaled approximately $33.8 million.  Our warehouse line lending agreements typically allow us to borrow from 96% to 99% of the lesser of par or market value for each mortgage loan. We pay an additional 1% to 2% of the loan principal amount in fees or yield spread premium to the mortgage brokers. Lastly, a small portion of our loan inventory is funded entirely with equity capital. We typically have cash invested from 1% to 4% of the principal amount of loans held for sale, which is recouped when the loans are purchased by investors. Mortgage loans held for sale increased from approximately $238.4 million at December 31, 2004 to approximately $736.8 million at September 30, 2005. An increase in the amount of loan inventory, either by holding loans for longer periods, or due to increased loan funding volume, will cause cash utilization to carry loan inventories to increase in direct proportion to the inventory held as a result of the Company’s money (between 1% and 4% of loan amount) invested in each loan..

•      Cash usage for capital expenditures totaled approximately $1.4 million.

•      Transfers of cash to restricted cash accounts totaled $1.0 million.  Restricted cash increased to $3.1 million representing Company cash accounts required to be maintained under certain warehouse lending agreements.

•      Other cash receipts in excess of cash expenditures totaled $7.3 million.

One of our Company goals continues to be, wherever possible, to utilize our current support staffing levels (except for increases in the number of account executives) and existing infrastructure to balance our loan production while growing our sales presence in existing and new markets. Our market share growth strategy is designed to generate loan volumes from new customers and increased business with existing customers in order to increase loan production, despite minimal growth in the overall loan origination market from calendar year 2004 to 2005 and to react more quickly to volume changes. We will attempt to increase the proportion of variable costs while controlling fixed costs to maintain flexibility in the cost structure which will react more quickly to volume changes. For the remainder of 2005, we expect to average greater than one billion dollars per month of new mortgage loans and fund these originations with equity capital and warehouse facility borrowings. We expect our loan inventory balances to remain at current levels or slightly decrease during the remainder of 2005 as a result of the seasonal factors even though we continue to hire more account executives.  We also expect to continue to engage in hedging transactions that may require cash investment to maintain or adjust hedged positions. If our funding volumes do not generate sufficient revenues or should gain on sale margins or interest spreads on our warehouse loans decline, we may utilize cash to fund operating losses. We intend to use cash reserves, borrowings under the warehouse facilities as well as cash flow generated from the origination and sale of mortgage loans, to fund our operations which will include continued support for Subprime Lending activities which is not expected to be profitable until the fourth quarter of 2005. We are therefore dependent on significant levels of warehouse financing to help execute our mortgage banking strategy. Considering investments in Subprime lending activities, timing differences for revenue and expense recognition, and given margin stability (without extraordinary charges or further compression of our interest spread on warehouse loans) we must generate approximately $1.1 billion to $1.2 billion in loan sales per month to avoid negative operating cash flow.

During the three months ending September 30, 2005 we averaged $1.5 billion per month in loan production and during the nine months ending September 30, 2005 we averaged $1.2 billion per month in loan production.  See Business Risk Factors in Item 2 below. Management believes that our Company has sufficient sources of liquidity at September 30, 2005 to meet anticipated business requirements for the foreseeable future.

Short-Term Debt

As of September 30, 2005, short-term debt consists of $711.0 million of revolving credit lines (warehouse facilities) used to fund our lending activities. As of September 30, 2005, mortgage loans held for sale totaling $736.8 million were pledged as collateral for the warehouse facilities. We are dependent on our warehouse lending facilities to operate our business.  We must maintain, renew or replace our warehouse lines of credit in order to continue to fund loans.  Our warehouse facilities consist of borrowings of $711.0 million with four financial institutions. At September 30, 2005, our maximum permanent combined borrowings from these four financial institutions are $2.2 billion. These facilities typically advance 96% to 99% of the lesser of par or market value of the loans pledged as collateral. Such financing is currently provided primarily under (i) a 364-day secured mortgage warehousing revolving credit agreement, originally dated as of November 26, 2001 (current expiration date is May 22, 2006), (the “Bank Credit Agreement”) with JPMorgan Chase Bank; (ii) a secured mortgage warehousing revolving credit agreement, originally dated as of March 28, 2002 (there is no expiration date as this is an uncommitted facility) (the “UBS Agreement”) with UBS Real Estate Securities Inc.; (iii) a secured mortgage warehousing revolving credit agreement, originally dated as of October 11, 2002 (current expiration date of December 31, 2005), (the “Countrywide Agreement”) with Countrywide Warehouse Lending; and (iv) a 729-day secured mortgage warehousing revolving credit agreement, originally dated as of September 15, 2003 (current expiration date of July 31, 2006), (the “Agreement”) with Residential Funding Corporation. Each warehouse facility is entered into by our subsidiary American Mortgage Network, Inc. and guaranteed by AmNet Mortgage, Inc. or entered into by both corporations. These warehouse facilities are repaid as principal payments on mortgage loans are received, or as the mortgage loans are sold. The agreements governing these facilities contain a number of covenants, including but not limited to covenants based on tangible net worth, cash flows, net income, and liquidity of our Company. As of September 30, 2005 the Company was in compliance with warehouse line facility covenants. We believe we are in good standing with all of our warehouse lenders.

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

Rate Lock Loan Commitments to Borrowers and Commitments to Sell Loans and Mortgage Backed Securities

In the ordinary course of business, we make rate lock commitments to borrowers which obligate us to fund mortgages at set interest rates. The values of the underlying loans, and thus our expected gain on the subsequent funding and sale of these loans, may be impacted by subsequent changes in market interest rates. Accordingly, we attempt to protect (or hedge) our pricing margins by utilizing forward sales of TBAs and options on TBAs. The hedges typically increase or decrease in value in correlation to offsetting decreases or increases in the value of the loans. For the purposes of hedging our interest rate exposure on our pipeline, we make various assumptions in order to estimate the rate lock commitments which will not close (fallout ratio). The fallout ratio is applied to total rate lock commitments to arrive at the net exposure to interest rate changes in the market. As loans fund, we typically sell or assign our hedges and enter into mandatory loan sale commitments with our correspondent investors. The following is a summary of our commitments to fund and commitments to sell loans and mortgage backed securities at September 30, 2005 and December 31,

2004 (dollars in thousands):

	September 30, 2005	December 31, 2004
Commitments to Fund Loans:
Commitments to originate loans at set interest rates (before applying estimated fallout)	$1,638,161	$813,081
Commitments to originate loans at set interest rates (after applying estimated fallout)	964,691	471,884
Commitment to Sell Loans or Mortgage Backed Securities:
Mandatory commitments to sell mortgage loans held for sale	507,344	100,798
Forward sales of mortgage backed securities (TBA) and options on forward sales	1,114,000	611,000

The above table merely lists the commitments we have to fund loans and sell loans or mortgage backed securities and is not referencing to any of our closed loan inventory. In Note 7 to our audited financial statements we have quantified the interest rate exposure we have on our pipeline and compare this exposure to our hedge coverage.

Merger Costs

The Company incurred costs related to the merger activities that occurred during the third quarter of fiscal 2005.  These costs include fees paid for legal and accounting services and other transaction-related costs.  These expenses are expected to continue until the merger is completed.  The total amount of these costs to be incurred is not determinable at this time.

Additionally, if the merger agreement is terminated under specific circumstances as set forth in the merger agreement, the Company will be liable to pay Wachovia an aggregate termination fee of up to $3.5 million.

Lease and Long-Term Debt Commitments

In order to better understand our future obligations under our leases and long-term debt agreements, the table below shows our expected future payments for these debt instruments.

	Payments Due by Period
	(dollars in thousands) (unaudited)
Contractual Obligations as of September 30, 2005	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt	$9,317	$2,737	$4,882	$1,698	$—
Operating Leases	9,171	3,241	4,333	1,556	41
Total	$18,488	$5,978	$9,215	$3,254	$41

Long-term debt is in the form of a bond which is directly tied to bond collateral (assets) in the form of mortgage loans.

Business Risk Factors

Certain Risks Associated with the Merger

On September 13, 2005, the Company entered into a merger agreement, pursuant to which a merger subsidiary of Wachovia will merge with and into the Company, with the Company being the surviving corporation and becoming a wholly owned subsidiary of Wachovia.  In the merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share, is to be canceled and converted automatically into the right to receive $10.30 per share in cash.  The merger remains subject to customary closing conditions, including approval of the merger by the Company’s stockholders.  The Company expects to hold a special meeting of stockholders to vote on the merger and the merger agreement in December 2005.  There can be no assurance, however, that the merger will be completed.  In the event the merger agreement is terminated under specific circumstances as set forth in the merger agreement, the Company will be liable to pay Wachovia an aggregate termination fee of $3.5 million.

The Changing Shape of the Yield Curve Affects Net Interest Income

An important source of income is net interest income which is the difference between interest we receive on our closed loans (affected by long term interest rates) and interest we pay to our warehouse lenders (affected by short term interest rates). As the difference between long term interest rates and short term interest rates become smaller, or when short term rates exceed long term rates (inverted yield curve), we receive less net interest income. Our net income will be negatively impacted by this adverse condition.  The can be no guarantee that this condition will rectify itself quickly and therefore our lack of significant net interest income may dramatically effect our net income and ability to sustain profitability over an extended period.

Failure to Achieve and Maintain Effective Internal Controls In Accordance With Section 404 of the Sarbanes-Oxley Act Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. Under Section 404 our management will be required to assess the effectiveness of our internal controls over financial reporting and our independent auditors will be required to issue an attestation report on management’s assessment assuming the Wachovia merger is not completed. Our loan origination software consists of proprietary programs which are not completely documented, and we are currently implementing additional control measures in order to strengthen various aspects of our technology infrastructure. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain adequate internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, operating results and the trading price of our stock.

We Have a Limited Operating History in Subprime Lending, Which Makes it Difficult to Predict our Future Prospects for this Lending Channel

In 2004 we made a strategic decision to build the infrastructure and hire executives to enable our Company to build our subprime volume to 20% of total volume by the end of 2007. We created a subprime loan underwriting center and began to hire dedicated subprime wholesale account executives. Incremental revenues from this channel will help us to more fully leverage our existing lending infrastructure, particularly our headquarters administrative costs. The subprime segment of the mortgage banking market is highly competitive, and is dominated by large, well-established firms who specialize in this segment of the market. Additionally, many of these subprime lenders have portfolio capabilities and may offer their clients more operational flexibility than we intend to offer since we sell all of the loans we fund or purchase on a servicing released basis. As a result of the increasingly competitive nature of this market segment and our Company’s limited experience in subprime lending, it is difficult to evaluate our growth prospects for this product line. Overhead expense (net of revenue) directly attributable to the subprime business is currently in the range of $400,000 per month. While we will continue to dedicate overhead expense and intend to increase our overhead expenses (for the remainder of 2005 and continuing in 2006) to recruit sales professionals and build our market presence in this new channel, we may not be able to achieve the level of anticipated fundings to cover our direct overhead and become profitable in this channel.  Depending on the gain on sale margins we are able to achieve, it may take longer than we anticipated to achieve a profitable contribution from this channel.

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

We Expect Our Fixed Operating Expenses to Continue to Increase, Which May Adversely Affect Our Results of Operations

We expect to incur additional costs and expenses related to the expansion of our sales force, development of our subprime lending channels, and investment in our information technology capabilities. If this expansion does not result in adequate revenues, our financial performance will suffer. We must generate approximately $1.1 billion to $1.2 billion in sales volume per month in 2005, absent declines in revenue margins due to competitive pressures or spread compression, to meet our expense obligations. We are expanding our business operations and increasing our fixed expenses.  Our strategy requires us to capture an increasing percentage of the market in wholesale lending and subprime lending, in a highly competitive environment which will put pressure on our gross margins. If we are not able to do this, we would likely experience losses due to our increased level of expenses. In addition, we expect to utilize income tax benefits against future profits and taxes. Some of the tax benefits may have to be reversed (valuation account established) in the future if significant operating losses occur, or if we determine at a future date that forecasted operating profits may not be sufficient to fully utilize deferred tax assets. See “Overhead Expenses May Not Be Covered by Sufficient Revenues to Sustain Profitable Operations.”

We May Not Be Able to Effectively Manage the Growth of Our Business

Over the past three and one-half years, we have experienced rapid growth. In the beginning of 2001, we had approximately

20 employees. As of September 30, 2005, we had approximately 956 employees. Many of these employees have very limited experience with us and a limited understanding of our systems. Many of our financial, operational and managerial systems were designed for a small business and have only recently been upgraded or replaced to support larger scale operations. If we fail to manage our growth effectively, our expenses could increase, negatively affecting our financial results.

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

Overhead Expenses May Not Be Covered By Sufficient Revenues To Generate Profitable Operations

We have made a number of fixed overhead commitments to establish the operational and administrative infrastructure necessary to support our loan origination business. At September 30, 2005, lease commitments for headquarter and regional offices totaled approximately 212,800 square feet. There were 956 employees including 267 employees who are paid solely by commissions. The balance of employees are salaried or hourly employees. In order to achieve profitability at this staffing level plus expected staffing levels in 2005, our monthly loan sales volume must be approximately $1.1 to $1.2 billion, absent further deterioration in pricing margins due to competitive pressures, but there can be no assurance this can be accomplished. Since our revenues are tied directly to the level of loan production and subsequent sale, it is imperative that we achieve a profitable level of originations, and the level of future profitability from mortgage banking will be in direct correlation to the level of loan origination volume. Furthermore, should competitive pressures require us to reduce targeted gains on the sale of loans, the volume required to sustain profitability would increase. There can be no assurances that we will be able to maintain loan origination volumes sufficient to cover our fixed overhead costs, and should we incur significant operating losses, our capital base and cash reserves could be materially adversely impacted.

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

Our Financial Results Fluctuate As a Result of Seasonality

Although the refinance portion of our business is not seasonal, our purchase business is generally subject to seasonal trends. During 2003, our refinance business grew to a high of 90% of our activity. In 2004 and the first nine months of 2005, as we returned to more normal markets and purchase and refinance activity became more equal, seasonality became a significant factor in our business. Seasonality trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry.

Our Hedging Strategies May Not Be Successful in Mitigating Our Risks Associated With Interest Rate Changes

We use forward sales of mortgage-backed securities (TBA) and options on mortgage-backed securities (MBS), which are classified as derivative financial instruments, to provide a level of protection against interest rate risk. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of our rate locked loan commitments and closed loans. However, our use of derivatives may not offset all of our risk related to changes in interest rates. In the past we have incurred, and in the future we may incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the desired effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. If we poorly design strategies or improperly execute transactions we could actually increase our exposure to interest rate risk and potential losses. In addition, hedging strategies involve transaction and other costs. We cannot assure that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

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

Failure to Renew and Obtain Adequate Financing May Adversely Affect Results Of Operations

As of September 30, 2005 we had four revolving warehouse borrowing facilities in place totaling $2.2 billion. These facilities enable AmNet to fund in excess of $2.5 billion per month depending on how quickly we are able to process loan fundings and subsequently sell funded loans within the month.  In order to continue our operations, we must maintain, renew or replace warehouse lines of credit. There are a number of financial institutions which specialize in lending to mortgage banking companies and these types of secured borrowings. We expect to renew our current warehouse facilities with JP Morgan/Chase Bank, UBS Real Estate Securities, Countrywide Warehouse Lending, Inc. and Residential Funding Corporation. Failure to renew facilities would limit our potential to fund loans and may adversely affect our financial results. Among the factors that will affect our ability to renew and expand our warehouse line borrowings are financial market conditions and the value and performance of our Company prior to the time of such financing. There can be no assurance that any such financing can be successfully completed at advantageous rates or at all. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. While the Company expects to be able to comply with their covenants (and if not, obtain waivers), if we fail to meet or satisfy any of these covenants and/or not obtain waivers, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs, under one agreement, the lenders under our other agreements could also declare a default. Any uncured default under our credit facilities could have a materially adverse effect on our financial results. As of September 30, 2005 the Company is in compliance with warehouse line facility covenants and we believe we are in good standing with all of our warehouse lenders.

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

We Sell a Substantial Portion of Loans We Originate to Competitors

We have warehouse line facilities with Countrywide Home Loans, Inc. (“Countrywide”). We also sell a substantial portion of our loans to Countrywide as well as other competitors. For the nine months ending September 30, 2005 we sold (by loan volume) to Countrywide 44.7%, Morgan Stanley Mortgage Capital Inc. (“Morgan Stanley”) 18.5% and Wells Fargo Funding Inc. (“Wells Fargo”) 12.5% of all loan sales. If Countrywide, Wells Fargo or Morgan Stanley changes its correspondent lending strategy or procedures, or stops purchasing our loans on favorable terms, we could be required to find alternate purchasers and/or accept unfavorable terms. We could also be forced to find other sources of warehouse line borrowing. Any of these events may have an adverse effect on our results of operations.

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

Our Origination Activity Is Concentrated In California, Making Our Results Subject to Adverse Economic Conditions In California

A large proportion of loans we fund are concentrated in California (33% by loan volume) of all loans closed for the nine month period ended September 30, 2005. Although we have expanded our operations on the East Coast of the United States, a significant portion of our loan origination volume is likely to be based in California for the foreseeable future. Consequently, our results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. Residential real estate market declines may adversely affect the levels of new mortgages in California or the value paid by correspondent investors for loans in California, potentially adversely affecting our results of operations and financial condition.

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

It is against our policy to engage in predatory lending practices and /or originate high cost loans which are defined as mortgage loans that feature either an interest rate or points and fees charged in connection with loans that exceed certain thresholds prescribed by federal or state law or local ordinances. We have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations. The companies that buy our loans and/or provide financing for our loan origination operations generally do not want to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for loans, making it difficult to fund, sell or securitize any of our loans. If we relax our restrictions on loans subject to these laws, rules and regulations because the companies which buy our loans and/or provide financing for our loan origination operations relax their restrictions, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages and administrative enforcement actions. The growing number of these laws, rules and regulations will likely increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Mortgage Origination – Interest Rate Risk

Rate lock commitments and mortgage loans held for sale are subject to market price fluctuation until committed for sale. These fluctuations are primarily tied to changes in market interest rates and the relationship of short-term rates to long-term rates. In order to mitigate this risk, a variety of financial derivative instruments (including forward mandatory mortgage security sales [TBA] and options on TBA sales) are utilized to hedge or mitigate market price fluctuations. These instruments are classified as derivative financial instruments on our financial statements. Our hedge positions are continually adjusted based on routine and ongoing quantification of our risk, but hedges may or may not be fully successful in complete risk mitigation. In particular, our capital markets personnel must make estimates of the percentage of rate lock commitments expected to close under different interest rate changes. Losses on the sale of mortgage loans not offset by corresponding gains on hedge positions, or hedging activity not offset by corresponding gains on the sale of mortgages, could adversely impact results of operations and our financial position.

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

	(dollars in thousands)
			If Interest Rates Were To
	September 30, 2005		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$21,663	$21,663	$21,663	$21,663	$21,663	$21,663
Mortgage loans held for sale, net, pledged, (lower of cost or market)	736,886	740,497	737,453	742,849	734,323	745,117
Derivative financial instruments	851	851	4,063	(2,234)	6,236	(6,935)
Bond collateral and real estate owned, net	11,105	11,779	11,782	11,768	11,782	11,777
Total interest-earning assets	$770,505	$774,790	$774,961	$774,046	$774,004	$771,622

Interest-bearing liabilities:
Short-term debt	$710,951	$710,951	$710,951	$710,951	$710,951	$710,951
Long-term debt, net	9,317	9,317	9,317	9,317	9,317	9,317
Total interest-bearing liabilities	$720,268	$720,268	$720,268	$720,268	$720,268	$720,268

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

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its shares in the nine months ended September 30, 2005.  The Company’s repurchase program announced May 13, 2004 authorized the repurchase of 400,000 shares of which 294,610 remain available to be repurchased with no expiration date on this program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about July 5, 2005 for its Annual Meeting of Stockholders held August 10, 2005.  At the Company’s Annual Meeting, the stockholders were asked to consider one proposal.

The proposal considered by the stockholders of the Annual Meeting involved the election of three Class II directors.

The existing Board of Directors selected three nominees, all of whom ran unopposed and each of whom was then serving as a Class II director.  The nominees of the Board, and the voting results with respect thereto, were:

Name	Votes For	Withheld

Robert A. Gunst	7,104,582	0
Keith A. Johnson	7,104,582	0
Richard T. Pratt	7,101,330	3,252

The following directors’ terms of office continued after the Annual Meeting: H. James Brown, David Nierenberg, Herbert Tasker, John Robbins, Robert T. Barnum and Mark J. Riedy.

ITEM 5.	OTHER INFORMATION

(a)   On September 2, 2005, at the recommendation of the special committee of our board of directors, our board authorized us to reimburse the reasonable fees and expenses of a single law firm representing our executive officers in connection with (i) the negotiation of their employment arrangements in connection with the proposed merger with Wachovia and (ii) related matters, including the description of those arrangements included in the proxy statement filed with the SEC in connection with the merger.

We have negotiated with Wachovia Bank, National Association a master repurchase warehouse facility under which we could borrow up to $500 million, subject to compliance with applicable financial covenants, to fund the origination of mortgage loans.  Subject to the receipt of written consents under our four existing warehouse facilities, we and Wachovia currently intend to enter into this new facility in the near future.

The Wachovia repurchase facility would be uncommitted and would be terminable at any time by Wachovia, in its sole discretion, subject to a 45-day period provided for us to remove collateral from the facility.  Borrowings under the facility would be secured by the mortgage loans sold thereunder and would bear interest at one-month LIBOR plus a spread.  The interest cost to us under this facility would be less than we are obligated to pay under our existing facilities.  We would be permitted to borrow from 96% to 98% of the lesser of par or market value of the loans, depending on the lien priority of the loans.  The repurchase facility would be repaid as principal payments on the mortgage loans are received, or as the mortgage loans are sold.  The repurchase facility would have lender covenants restricting, among other things, the absolute level of leverage and requiring a minimum level of cash reserves, profitability and stockholders’ equity and such covenants would be comparable to those in our other existing warehouse facilities.

The new Wachovia warehouse facility, if put into effect, would be in addition to our four other existing warehouse facilities.  At September 30, 2005, assuming the new Wachovia warehouse facility had been in place, the maximum borrowing capacity combined from the five warehouse facilities would have been $2.4 billion.  However, due to the restrictions imposed by the most restrictive of the financial covenants contained in the existing facilities, the actual maximum amount that we would have been able to borrow from the five warehouse facilities would have been $944 million in the aggregate.

(b) None

ITEM 6.	EXHIBITS

(a)		Exhibits
	(13)	2.1	Amended and Restated Agreement and Plan of Merger dated as of September 13, 2005, by and among AmNet Mortgage, Inc., Wachovia Bank, National Association and PTI, Inc.
	(1)	3.1	Second Articles of Amendment and Restatement of the Registrant
	(2)	3.1A	Articles of Amendment (regarding name change)
	(3)	3.2	Fourth Amended and Restated Bylaws of the Registrant
	(4)	4.1	Registration Rights Agreement dated February 11, 1997
	(3)	4.3	First Amended and Restated Rights Agreement by and between the Company and American Stock Transfer and Trust Company dated as of February 2, 1999 and amended as of March 4, 2004.
	(4)	10.6	1997 Stock Incentive Plan
	(4)	10.7	Form of 1997 Stock Option Plan, as amended
	(4)	10.8	Form of 1997 Outside Directors Stock Option Plan
	(4)	10.9	Form of Employee Stock Purchase Plan
	(4)	10.14	Form of Indemnity Agreement
	(5)	10.17	The Termination and Release Agreement, dated as of December 20, 2001
	(5)	10.18	Amendment No. 1 to the Securities Purchase Agreement, dated as of December 20, 2001
	(5)	10.19	Amendment No. 1 to the Registration Rights Agreement, dated as of December 20, 2001
	(6)	10.20	Lease between American Residential Investment Trust, Inc. and Sorrento Wateridge Partners, L.P. dated November 30, 2001
	(7)	10.21	Executive Employment Agreement between AmNet Mortgage, Inc. and John Robbins dated September 30, 2004.
	(7)	10.22	Executive Employment Agreement between AmNet Mortgage, Inc. and Jay Fuller dated September 30, 2004.

(7)	10.23	Executive Employment Agreement between AmNet Mortgage, Inc. and Judith A. Berry dated September 30, 2004.
(7)	10.24	Executive Employment Agreement between AmNet Mortgage, Inc. and Lisa Faulk dated September 30, 2004.
(8)	10.25	Long Term Incentive Cash Plan for Executive Officers
(11)	10.25A	Amendment to the Long Term Incentive Cash Plan
(8)	10.26	2004 Executive Bonus Plan Description
(9)	10.27	2004 Equity Incentive Plan
(9)	10.28	Stock Repurchase Agreement dated June 24, 2004 with Home Asset Management Corp.
(9)	10.28.1	Supplemental Executive Retirement Plan
(10)	10.29	Form of Restricted Stock Agreement
(10)	10.30	Form of Long Term Incentive Plan Restricted Stock Agreement
(10)	10.31	Form of Standard Restricted Stock Unit Agreement
(10)	10.32	Form of Executive Restricted Stock Unit Agreement
(10)	10.33	Form of Stock Option Agreement
(10)	10.34	Executive Officer Annual Cash Bonus Program — 2005
(10)	10.35	Cash Long Term Incentive Program (2005-2006)
(10)	10.36	Cash Long Term Incentive Program (2005-2007)
(10)	10.37	Form of Director Stock Option Agreement
(10)	10.38	Form of Director Restricted Stock Agreement
(10)	10.39	Schedule of Director Compensation
(12)	10.40	Fidelity Information Services Inc. Master Agreement, addendum 1 & 2 dated May 10, 2005
	10.41	Executive Officer Reimbursement Program – Reimbursement of Certain Legal Expenses
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer
	32.1	Certification of Chief Executive Officer
	32.2	Certification of Chief Financial Officer

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed March 31, 2003.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed May 17, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed March 30, 2004.
(4)	Incorporated by reference to Registration Statement on Form S-11 filed September 25, 1997 (File No. 333-33679).
(5)	Incorporated by reference to the Company’s current Report on Form 8-K filed January 9, 2002 (File No. 001-13485).
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed May 15, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 6, 2004.
(8)	Incorporated by reference to the Company’s Amendment to Annual Report on Form 10-K/A for fiscal year ended December 31, 2003 filed April 29, 2004.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed August 16, 2004.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed April 7, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 11, 2005.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed August 15, 2005.
(13)	Incorporated by reference to the Company’s current Report on Form 8-K filed September 13, 2005 (File No. 001-13485).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMNET MORTGAGE, INC.

Dated: November 14, 2005	By:	/s/ Judith A. Berry
Judith A. Berry,
Executive Vice President Chief Financial Officer